Form 10-Q
period 2021-06-26
Janus International Group, Inc.
filed 2021-08-10
CIK 1839839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number:
001-40456

JANUS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1476200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

135 Janus International Blvd. Temple, GA	30179
(Address of principal executive offices)	(Zip Code)
(866)
562-2580
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	JBI	The New York Stock Exchange
Warrants, each to purchase one share of Common Stock	JBI WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
As of August
10
, 2021, 138,384,250 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

JANUS INTERNATIONAL GROUP, INC.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Janus International Group, Inc.
Consolidated Balance Sheets

	June 26,	December 26,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$15,287,621	$45,254,655
Accounts receivable, less allowance for doubtful accounts; $3,819,000 and $4,485,000, at June 26, 2021 and December 26, 2020, respectively	79,557,005	75,135,295
Costs and estimated earnings in excess of billing on uncompleted contracts	16,614,552	11,398,934
Inventory, net	36,289,253	25,281,521
Prepaid expenses	8,443,195	5,949,711
Other current assets	2,322,802	5,192,386

Total current assets	$158,514,428	$168,212,502
Property and equipment, net	31,682,826	30,970,507
Customer relationships, net	297,563,142	309,472,398
Tradename and trademarks	85,819,442	85,597,528
Other intangibles, net	16,627,892	17,387,745
Goodwill	260,275,193	259,422,822
Deferred tax asset	78,435,843	—
Other assets	1,759,222	2,415,243

Total assets	$930,677,988	$873,478,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,316,067	$29,889,057
Billing in excess of costs and estimated earnings on uncompleted contracts	21,612,809	21,525,319
Current maturities of long-term debt	6,346,071	6,523,417
Other accrued expenses	48,357,979	37,164,627

Total current liabilities	$121,632,926	$95,102,420
Long-term debt, net	557,574,245	617,604,254
Deferred tax liability	14,577,682	15,268,131
Derivative warrant liability	39,077,500	—
Other long-term liabilities	2,885,875	4,631,115

Total liabilities	$735,748,228	$732,605,920

STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 138,384,250 and 66,145,633 shares issued and outstanding at June 26, 2021 and December 26, 2020, respectively	13,838	6,615
Additional paid in capital	231,406,515	189,298,544
Accumulated other comprehensive income (loss)	46,526	(227,160)
Accumulated deficit	(36,537,119)	(48,205,174)

Total stockholders’ equity	$194,929,760	$140,872,825

Total liabilities and stockholders’ equity	$930,677,988	$873,478,745

See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales of product	$140,556,306	$95,425,815	$262,252,532	$203,536,725
Sales of services	33,626,083	26,803,808	64,754,124	56,506,693

Total revenue	174,182,389	122,229,623	327,006,657	260,043,418
Cost of Sales	114,987,977	77,449,920	214,518,947	167,180,130

GROSS PROFIT	59,194,412	44,779,703	112,487,710	92,863,288
OPERATING EXPENSE
Selling and marketing	10,382,169	7,717,283	19,840,296	17,977,566
General and administrative	34,471,523	16,931,440	54,057,831	34,566,666

Operating Expenses	44,853,692	24,648,723	73,898,127	52,544,232

INCOME FROM OPERATIONS	14,340,720	20,130,980	38,589,583	40,319,056
Interest expense	(7,475,727)	(8,737,328)	(15,601,797)	(18,678,476)
Other income (expense)	(920,003)	23,883	(2,478,869)	99,211
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)	—

Other Expense, Net	(10,324,230)	(8,713,445)	(20,009,166)	(18,579,265)

INCOME BEFORE TAXES	4,016,490	11,417,535	18,580,417	21,739,791
Provision for Income Taxes	2,893,283	400,067	2,738,389	770,292

NET INCOME	$1,123,207	$11,017,468	$15,842,028	$20,969,499

Other Comprehensive Income (Loss)	(37,082)	(226,575)	273,686	(3,758,060)

COMPREHENSIVE INCOME	$1,086,125	$10,790,893	$16,115,714	$17,211,439

Net income attributable to common stockholders	$1,123,207	$11,017,468	$15,842,028	$20,969,499

Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	81,009,261	65,819,588	73,577,447	66,876,683
Diluted	81,624,496	65,819,588	73,879,851	66,876,683
Net income per share, basic and diluted (Note 1 5 )
Basic	$0.01	$0.17	$0.22	$0.31
Diluted	$0.01	$0.17	$0.21	$0.31
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Janus International Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 28, 2019	2,599	$91,278	189,044	$189,043,734	—	$—	$—	$(2,152,685)	$(56,088,082)	$130,894,245

Retroactive application of the recapitalization	(2,599)	(91,278)	(189,044)	(189,043,734)	65,676,757	6,568	189,128,444	$—	$—	$—
Balance as of December 28, 2019, as adjusted	—	$—	—	$—	65,676,757	$6,568	$189,128,444	$(2,152,685)	$(56,088,082)	$130,894,245

Vesting of Midco LLC class B units	—	—	—	—	93,054	9	27,683	—	—	27,692
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(54,484)	(54,484)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,531,485)	—	(3,531,485)
Net income	—	—	—	—	—	—	—		9,952,030	9,952,030

Balance as of March 28, 2020, as adjusted	—	$—	—	$—	65,769,811	$6,577	$189,156,127	$(5,684,170)	$(46,190,536)	$137,287,998

Vesting of Midco LLC class B units	—	—	—	—	105,341	11	29,956	—	—	29,967
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(285,498)	(285,498)
Cumulative translation adjustment	—	—	—	—	—	—	—	(226,575)	—	(226,575)
Net income	—	—	—	—	—	—	—	—	11,017,468	11,017,468

Balance as of June 2 7 , 2020, as adjusted	—	$—	—	$—	65,875,152	$6,588	$189,186,083	$(5,910,745)	$(35,458,566)	$147,823,360

Janus International Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity (deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount

Balance as of December 26, 2020	4,478	$261,425	189,044	$189,043,734	—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825
Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	—
Balance as of December 26, 2020, as adjusted	—	—	—	—	66,145,633	$6,615	$189,298,544	$(227,160)	$(48,205,174)	$140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821

Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407

Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	2,058,822	—	—	2,059,223
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	1,123,207	1,123,207

Balance as of June 26, 2021	—	$—	—	$—	138,384,250	$13,838	$231,406,515	$46,526	$(36,537,119)	$194,929,760

See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 26, 2021	June 27, 2020
	(Unaudited)	(Unaudited)
Cash Flows Provided By Operating Activities
Net income	$15,842,028	$20,969,499
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,979,336	2,832,701
Intangible amortization	13,622,957	13,395,767
Deferred finance fee amortization	1,486,634	1,609,125
Share based compensation	2,111,099	57,659
Loss on extinguishment of debt	2,414,854	—
Change in fair value of contingent consideration	686,700	—
Loss on sale of assets	43,091	18,487
Change in fair value of derivative warrant liabilities	1,928,500	—
Undistributed (earnings) losses of affiliate	(105,107)	12,125
Deferred income taxes	(767,658)	—
Changes in operating assets and liabilities
Accounts receivable	(4,421,710)	2,114,772
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(5,215,618)	8,717,983
Prepaid expenses and other current assets	(2,945,823)	(2,498,675)
Inventory	(11,007,730)	(655,990)
Accounts payable	15,393,047	441,237
Other accrued expenses	14,116,513	2,076,616
Other assets and long-term liabilities	(1,338,231)	1,442,694

Net Cash Provided By Operating Activities	$44,822,882	$50,534,000

Cash Flows Used In Investing Activities
Proceeds from sale of equipment	79,409	6,083
Purchases of property and equipment	(3,992,533)	(3,801,552)
Cash paid for acquisition, net of cash acquired	(1,564,957)	(4,592,779)

Net Cash Used In Investing Activities	(5,478,081)	(8,388,248)

Cash Flows Used In Financing Activities
Distributions to Janus Midco LLC unitholders	(4,173,973)	(339,982)
Principal payments on long-term debt	(63,238,000)	(4,205,693)
Proceeds from merger	334,873,727	—
Proceeds from PIPE	250,000,000	—
Payments for transaction costs, net	(44,489,256)	—
Payments to Janus Midco, LLC unitholders at the business combination	(541,710,278)	—
Payments for deferred financing fees	(765,090)	—

Cash Used In Financing Activities	$(69,502,870)	$(4,545,675)

Effect of exchange rate changes on cash and cash equivalents	191,035	(1,091,444)

Net (Decrease) Increase in Cash and Cash Equivalents	$(29,967,034)	$36,508,633

Cash and Cash Equivalents, Beginning of Fiscal Year	$45,254,655	$19,905,598

Cash and Cash Equivalents as of June 26, 2021 and June 27, 2020	$15,287,621	$56,414,231

Supplemental Cash Flows Information
Interest paid	$16,847,651	$12,233,825
Income taxes paid	$773,608	$537,810
Fair value of earnout	$686,700	$—
Fair value of warrants	$1,928,500	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements
1
.
Nature of Operations
Janus International Group, Inc. (“Group” or “Janus”) is a holding company. Janus International Group, LLC (“Janus Core”) is a wholly-owned subsidiary of Janus Intermediate, LLC (“Intermediate”). Intermediate is a wholly-owned subsidiary of Janus Midco, LLC (“Midco”) and Midco is a wholly-owned subsidiary of Group. These entities are all incorporated in the state of Delaware. The Company is a global manufacturer and supplier of turn-key
self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore.
The Group’s wholly owned subsidiary, Janus International Europe Holdings Ltd. (UK) (“JIE”), owns 100% of the equity of Janus International Europe Ltd. (UK), a company incorporated in England and Wales, and its subsidiary Steel Storage France (s.a.r.l), a company incorporated in France. JIE owns 100% of the equity for Active Supply & Design (CDM) Ltd. (UK) (“AS&D”), a company incorporated in England and Wales and 100% of the equity for Steel Storage Australia & Asia (“Steel Storage”), companies incorporated in Australia and Singapore.
The Group’s wholly owned subsidiary, Janus Cobb Holdings, LLC (“Cobb”), owns 100% of the equity of Asta Industries, Inc. (“ASTA”), a company incorporated in Georgia, and its subsidiary Atlanta Door Corporation, a company incorporated in Georgia. Cobb also owns 100% of the equity of Nokē, Inc. (“NOKE”), a company incorporated in Delaware, and Betco, Inc. (“BETCO”), a company also incorporated in Delaware.
On January 2, 2020, JIE purchased 100% of the outstanding shares of Steel Storage.
On January 18, 2021, the Group, through its wholly owned subsidiary Steel Storage acquired 100% of the net assets of G & M Stor-More Pty Ltd (“G&M”) as more fully described in Note 9 Business Combinations.
The Group’s business is operated through two
geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIE, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (together with each of its operating subsidiaries, Janus Core, BETCO, NOKE, ASTA, Janus Door, LLC (“Janus Door”) and Steel Door Depot.com, LLC.
On June 7, 2021, Janus Parent, Inc. (“Company”) consummated the business combination (the “Business Combination”) contemplated by the Business Combination Agreement, dated as of December 21, 2020 (as amended from time to time, the “Business Combination Agreement”), by and among Janus International Group, Inc. (f/k/a Janus Parent, Inc.), Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”), a blank check company, JIH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“JIH Merger Sub”), Jade Blocker Merger Sub 1, Inc., Jade Blocker Merger Sub 2, Inc., Jade Blocker Merger Sub 3, Inc., Jade Blocker Merger Sub 4, Inc., Jade Blocker Merger Sub 5, Inc. (collectively referred to as the “Blocker Merger Subs”), Clearlake Capital Partners IV
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners IV (Offshore)
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners V
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners V (USTE)
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners V (Offshore)
(AIV-Jupiter)
Blocker, Inc. (collectively referred to as the “Blockers”), Janus Midco, LLC (“Midco”), Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative. Pursuant to the Business Combination Agreement, (i) JIH Merger Sub merged with and into Juniper with Juniper being the surviving corporation in the merger and a wholly-owned subsidiary of the Company, (ii) each of the Blocker Merger Subs merged with and into the corresponding Blockers with such Blocker being the surviving corporation in each such merger and a wholly-owned subsidiary of the Company, (iii) each other equityholder of Midco contributed or sold, as applicable, all of its equity interests in Midco to the Company or Juniper, as applicable, in exchange for cash, preferred units and/or shares of the Common Stock, as applicable, and (iv) the Company contributed all of the equity interests in Midco acquired pursuant to the foregoing transactions to Juniper, such that, as a result of the consummation of the Business Combination, Midco became an indirect wholly-owned subsidiary of Juniper. Refer to Note 9 for further discussion on the Business Combination.
Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The Group’s common stock and warrants issued to the public shareholders are currently traded on the New York Stock Exchange (“NYSE”) under the symbols “JBI” and “JBI WS”, respectively.
Assets held at foreign locations were approximately $56,116,000 and $53,424,000 as of June 26, 2021 and December 26, 2020, respectively. Revenues earned at foreign locations totaled approximately $18,345,000 and $7,255,000 for the three months ended June 26, 2021 and June 27, 2020 and $30,905,000 and $19,544,000 for the six months ended June 26, 2021 and June 27, 2020, respectively.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

2. Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying consolidated balance sheet as of June 26, 2021, consolidated statements of operations and comprehensive income and consolidated statements of stockholders’ equity for the three and six months ended June 26, 2021 and June 27, 2020, respectively and consolidated statements of cash flows for the six months ended June 26, 2021 and June 27, 2020, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 26, 2021, and its results of operations, including its comprehensive income, stockholders’ equity for the three and six months ended June 26, 2021 and June 27, 2020, and its cash flows for the six months ended June 26, 2021 and June 27, 2020. The results for the three and six months ended June 26, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 1, 2022. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s
S-1/A
form filed with the Securities and Exchange Commission (the “SEC”) on July 19, 2021.
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial information.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, JIH is treated as the acquired company and Midco is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Midco has been determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•
Janus Midco equityholders have the majority ownership and voting rights. The relative voting rights is equivalent to equity ownership (each share of common stock is one vote). JIH shareholders (IPO investors, founders, PIPE investors) hold 48.6% voting interest compared to Janus Midco’s 51.4% voting interest.

•
The board of directors of the Combined Company is composed of nine directors, with Janus Midco equity holders having the ability to elect or appoint a majority of the board of directors in the Combined Company.

•	Janus Midco’s senior management are the senior management of the Combined Company.

•	The Combined Company has assumed the Janus name.
Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Midco with the acquisition being treated as the equivalent of Midco issuing stock for the net assets of JIH, accompanied by a recapitalization. The net assets of JIH will be stated at historical cost, with no goodwill or other intangible assets recorded.
One-time
direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction; cost relating to the issuance of equity is recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs related to the warrants and contingent consideration were estimated and charged to expense.
In connection with the Business Combination, outstanding units of Midco were converted into common stock of the Company, par value $0.0001 per share, representing a recapitalization, and the net assets of Juniper were acquired at historical cost, with no goodwill or intangible assets recorded. Midco is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date (for the year ended December 26, 2020 and the quarter ended March 28, 2021 and June 27, 2020) are those of Midco. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s joint venture is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reorganization
On June 7, 2021 Midco transferred its wholly owned direct subsidiary Janus International Group, LLC to the Group, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by Midco.
Use of Estimates in the Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant items subject to such estimates and assumptions include, but are not limited to, the derivative warrant liability, the recognition of the valuations of unit-based compensation arrangements, the useful lives of property and equipment, revenue recognition, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.
Coronavirus Outbreak
COVID-19
outbreak will continue to have a negative impact on our operations, supply chain, transportation networks and customers. The impact on our business and the results of operations included temporary closure of our operating locations, or those of our customers or suppliers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to
COVID-19,
which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent of these factors are uncertain and cannot be predicted. Our consolidated financial statements reflect estimates and assumptions made by management as of June 26, 2021. Events and changes in circumstances arising after June 26, 2021, including those resulting from the impacts of
COVID-19
pandemic, will be reflected in management’s estimates for future periods.
Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Company qualifies as an “Emerging Growth Company” and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to adopt the new or revised standard at the same time periods as private companies.
Shipping and Handling (Revenue & Cost of Sales)
The Company records all amounts billed to customers in sales transactions related to shipping and handling as revenue earned for the goods provided. Shipping and handling costs are included in cost of sales. Shipping and handling costs were approximately $8,471,000 and $5,813,000 and $15,575,000 and $11,736,000 for the three and six months ended June 26, 2021 and June 27, 2020, respectively.
Inventories
Inventories are measured using the
first-in,
first-out
(FIFO) method. Labor and overhead costs associated with inventory produced by the Company are capitalized. Inventories are stated at the lower of cost or net realizable value as of June 26, 2021 and December 26, 2020. The Company has recorded a reserve for inventory obsolescence as of June 26, 2021 and December 26, 2020, of approximately $1,478,000 and $1,964,000, respectively.
Property and Equipment
Property and equipment acquired in business combinations are recorded at fair value as of the acquisition date and are subsequently stated less accumulated depreciation. Property and equipment otherwise acquired are stated at cost less accumulated depreciation. Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or their respective useful lives. Maintenance and repairs are charged to expense as incurred.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

The estimated useful lives for each major depreciable classification of property and equipment are as follows

Manufacturing machinery and equipment	3-7 years
Office furniture and equipment	3-7 years
Vehicles	3-10 years
Leasehold improvements	3-20 years
Other Current Assets
Other current assets consist primarily of deferred transaction costs associated with the Business Combination with Juniper of $0 and $3,444,000 as of June 26, 2021 and December 26, 2020, respectively.
Fair Value Measurement
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:

•	Level 1, observable inputs such as quoted prices in active markets;

•	Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly;

•	Level 3, unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.
The fair value of cash, accounts receivable, less allowance for doubtful accounts and account payable approximate the carrying amounts due to the short-term maturities of these instruments which fall with Level 1 of the Fair Value hierarchy. The fair value of the Company’s debt approximates its carrying amount as of June 26, 2021 and December 26, 2020 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long term debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. The fair value of the warrants contain significant unobservable inputs including the expected term and the share exchange ratio in evaluating the fair value of underlying common stock, and exercise price, therefore, the warrant liabilities were evaluated to be a Level 3 fair value measurement. As of June 26, 2021, the fair value of the private and public warrants were valued at market price.
Warrant Liability
The Company classifies Private Placement Warrants (defined and discussed in Note 11—Stockholders’ Equity) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a components of other income (expense), net within the consolidated statements of operations and comprehensive income. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in
capital.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-13,
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU
2016-13,
as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
In January 2017, the FASB issued ASU
2017-04,
Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

reporting unit’s fair value. Upon adoption, the guidance is to be applied prospectively. ASU
2017-04
is effective for Emerging Growth Companies in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU
2017-04
on the consolidated financial statements and does not expect a significant impact of the standard on the consolidated financial statements.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective and may be applied beginning March 12, 2020, and will apply through December 31, 2022. Janus is currently evaluating the impact this adoption will have on Janus’s consolidated financial statements. In January 2021, the FASB issued Accounting Standards Update
No. 2021-01,
Reference Rate Reform (Topic 848) (“ASU
2021-01”).
The amendments in ASU
2021-01
provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level.
In June 2020, the FASB issued ASU
2020-05,
which deferred the effective date for ASC 842, Leases, for one year. For private companies, the leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption would continue to be allowed. The Company is evaluating the impact the standard will have on the consolidated financial statements; however, the standard is expected to have a material impact on the consolidated financial statements due to the recognition of additional assets and liabilities for operating leases.
In August 2020, the FASB issued Accounting Standards Update
2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for Janus beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. Janus is currently evaluating the impact of this standard on Janus’s consolidated financial statements.
In May 2021, the FASB issued ASU
No. 2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU
2021-04
addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU
2021-04
is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Group does not expect adoption of the new guidance to have a significant impact on our financial statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Group’s consolidated financial position or results of operations.
3. Inventories
The major components of inventories at :

	June 26,	December 26,
	2021	2020
Raw materials	$26,360,134	$17,431,731
Work-in-process	552,000	637,109
Finished goods	9,377,119	7,212,681

	$36,289,253	$25,281,521

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

4. Property and Equipment
Property, equipment, and other fixed assets as of June 26, 2021 and December 26, 2020 are as follows:

	June 26,	December 26,
	2021	2020
Land	$3,361,295	$3,361,295
Manufacturing machinery and equipment	28,718,274	26,446,933
Leasehold improvements	4,882,855	5,127,065
Construction in progress	1,666,709	2,170,193
Other	9,576,318	8,084,391

	$48,205,451	$45,189,877
Less accumulated depreciation	(16,522,625)	(14,219,370)

	$31,682,826	$30,970,507

5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at June 26, 2021 and December 26, 2020, are as follows:

	June 26,			December 26,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Average Remaining Life in Years	Gross Carrying Amount	Accumulated Amortization
Intangible Assets
Customer relationships	$381,758,525	$84,195,383	12	$380,862,639	$71,390,241
Noncompete agreements	417,471	192,736	6	412,949	151,028
Tradenames and trademarks	85,819,442	—	Indefinite	85,597,528	—
Other intangibles	58,455,001	42,051,844	7	58,404,905	41,279,081

	$526,450,439	$126,439,963		$525,278,021	$112,820,350

Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $361,000 gain and $
997,000
loss for the period ended June 26, 2021 and December 26, 2020, respectively. Amortization expense was approximately $
6,791,000
and $
6,686,000
and $
13,623,000
and $
13,396,000
for the three and six months ended June 26, 2021 and June 27, 2020, respectively.
The changes in the carrying amounts of goodwill for the period ended June 26, 2021 were as follows:

Balance as of December 26, 2020	$259,422,822

Goodwill acquired during the period	929,276
Changes due to foreign currency fluctuations	(76,905)

Balance as of June 26, 2021	$260,275,193

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

6. Accrued Expenses
Accrued expenses are summarized as follows:

	June 26,	December 26,
	2021	2020
Sales tax payable	$1,660,907	$1,324,696
Interest payable	2,100,101	4,832,590
Contingent consideration payable—short term	4,000,000	4,000,000
Other accrued liabilities	1,991,116	5,294,414
Employee compensation	6,409,603	6,090,304
Customer deposits and allowances	22,145,120	10,780,783
Other	10,051,132	4,841,840

Total	$48,357,979	$37,164,627

Other accrued liabilities consist primarily of deferred transaction costs of $0 and $3,337,000 as of June 26, 2021 and December 26, 2020, respectively. Other consists primarily of property tax, freight accrual, Federal and State income taxes, legal, accounting and other professional fees.
7. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core entered into a revolving line of credit facility with a financial institution. The line of credit facility is for

$
50,000,000
with interest payments due in arrears.
The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin
. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of June
26
,
2021
and December
26
,
2020
, the interest rate in effect for the facility was
3.5
%.
The line of credit is collateralized by accounts receivable and inventories.
The Company incurred deferred loan costs in the amount of $
1,058,000
which are being amortized over the term of the facility that expires on
February 12, 2023
, using the effective interest method. The amortization of the deferred loan costs is included in interest expense on the consolidated statements of operations and comprehensive income. The unamortized portion of the fees as of June
26
,
2021
and December
26
,
2020
was approximately $
342,000
and $
448,000
, respectively. There was
no
outstanding balance on the line of credit as of June
26
,
2021
and December
26
,
2020
.
8. Long-Term Debt
Long-term debt consists of the following:

	June 26,	December 26,
	2021	2020
Note payable—First Lien	$—	$562,363,000
Note payable—First Lien B2	—	73,875,000
Note payable—Amendment No. 3 First Lien	573,000,000	—

	573,000,000	636,238,000
Less unamortized deferred finance fees	9,079,684	12,110,329
Less current maturities	6,346,071	6,523,417

Total long-term debt	$557,574,245	$617,604,254

Notes Payable – First Lien and First Lien B2 –
The First Lien notes payable was comprised of a syndicate of lenders that originated on February 12, 2018, in the amount of $470,000,000 with interest payable in arrears. The Company subsequently entered into the first amendment of the First Lien notes payable on March 1, 2019, to issue an additional tranche of the notes payable in the amount of $75,000,000 (First Lien B2), and the second amendment of the First Lien notes payable on August 9, 2019, to increase the first tranche of the notes payable by $106,000,000. Both tranches bore interest, as chosen by the Company, at a floating rate per annum consisting of LIBOR plus an

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

applicable margin percent, and were secured by substantially all business assets. On July 21, 2020, the Company repurchased $1,989,000 principal amount of the First Lien (the “Open Market Purchase”) at an approximate $258,000 discount, resulting in a gain on the extinguishment of debt of approximately $258,000. Following the repurchase of the First Lien in the Open Market Purchase, approximately $573,000,000 principal amount of the 1st Lien remained outstanding. The total interest rate for the First Lien was 4.75% as of December 26, 2020. Unamortized debt issuance costs were approximately $10,304,000 at December 26, 2020.
The First Lien B2 was comprised of a syndicate of lenders that originated on March 1, 2019, in the amount of $75,000,000 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of June 2019 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the First Lien B2 notes payable bore interest at a floating rate per annum consisting of LIBOR plus an applicable margin percent (total rate of 5.50% as of December 26, 2020.) The debt was secured by substantially all business assets. Unamortized debt issuance costs were approximately $1,806,000 as of December 26, 2020.
Notes Payable—Amendment No.
 3 First Lien—
On February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans, in which the principal terms of the amendment was a reduction in the overall interest rate based upon the loan type chosen and a consolidation of the prior two outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.3 First Lien is comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634,607,000 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of

June 26, 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of June 26, 2021). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $9,080,000 at June 26, 2021.
As a result of the repricing transaction, the Company recognized a loss on extinguishment of approximately $1,421,000. The loss is included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income.
On June 7, 2021, as a result of the Business Combination, the Company repaid approximately $61,600,000 of debt and recognized a loss on extinguishment of approximately $994,000. The loss is included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income.
As of June 26, 2021, and December 26, 2020, the Company maintained one letter of credit totaling approximately $295,000, on which there were no balances due.
In connection with the Company entering into the debt agreements discussed above, deferred finance fees were capitalized. These costs are being amortized over the terms of the associated debt under the effective interest rate method. Amortization of approximately $640,000 and $634,000 and $1,487,000 and $1,609,000 was recognized for the three and six months ended June 26, 2021 and June 27, 2020, respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit.
Aggregate annual maturities of long-term debt at June 26, 2021, are:

2021	$4,759,554
2022	6,346,071
2023	6,346,071
2024	6,346,071
2025	549,202,233

Total	$573,000,000

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

9. Business Combination
Business Combination with Juniper Industrial Holdings, Inc.
On June 7, 2021, Juniper consummated a business combination with Midco pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of Midco issuing equity for the net assets of Juniper, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Midco are the historical financial statements of Janus International Group, Inc. The net assets of Juniper were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with Midco’s financial statements on the Closing Date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.
As a result of the Business Combination, Midco’s unitholders received aggregate consideration of approximately $1.2 billion, which consisted of (i) $541.7 million in cash at the closing of the Business Combination and
(ii)

70,270,400 shares of common stock valued at $10.00 per share, totaling $702.7 million.
In connection with the closing of the Business Combination, the Juniper Industrial Sponsor, LLC (the “Sponsor”) received

2,000,000
shares of our Common Stock (pro rata among the Sponsor shares and shares held by certain affiliates) (the “Earnout Shares”) contingent upon achieving certain market share price milestone as outlined in the Business Combination Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement, entered into by and between the Company and the Sponsor at the closing of the Transaction. All contingent consideration shares were issued or released during the six months ended
June 26, 2021.
Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 shares of Common Stock (the “PIPE Shares”) at a purchase price per share of $10.00 (the “PIPE Investment”).
On
e
 of the Company’s directors also purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment. The PIPE Investment closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $44.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in
capital as a reduction of proceeds. In addition, the Company incurred $4,468,000 in transaction bonuses paid to key employees and $2,059,000 in non-cash
share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in general and administrative expense on our consolida
t
ed statement of operations and comprehensive income for six months ended June 26, 2021. See Note 10 Equity Incentive Plan for additional information.
G & M Stor-More Pty Ltd Acquisition
On January 19, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. acquired 100% of the net assets of G & M Stor-More Pty Ltd. for total cash consideration of approximately $1,739,000. In aggregate, $814,000 was attributed to intangible assets, $929,000 was attributable to goodwill, and $(4,000) was attributable to net liabilities assumed. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Steel Storage. All of the goodwill was assigned to the Janus International segment of the business and is not deductible for income tax purposes.
The weighted-average amortization of acquired intangibles is 11.6 years.
During 2021, the Company incurred approximately $105,000 of third-party acquisition costs. These expenses are included in general and administrative expense of the Company’s Consolidated Statement of Operations and Comprehensive Income for the six months ended June 26, 2021.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Pro forma results of operations for this acquisition have not been presented because the acquisition occurred at the beginning of this reporting period and the historic results of operations for G & M Stor-More Pty Ltd. are not material to the consolidated results of operations in the prior year.
10. Equity Incentive Plan and Unit Option Plan
2021 Equity Incentive Plan
Effective June 7, 2021, Group implemented an equity incentive program designed to enhance the profitability and value of its investment for the benefit of its shareholders by enabling Group to offer eligible directors, officers and employees equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s shareholders. As of June 26, 2021, no awards were granted to any individuals under the Plan.
Midco—Common B Unit Incentive Plan
Prior to the Business Combination, commencing in March 15, 2018, the Board of Directors of Midco approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership units to employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Midco. As a result of the Business Combination, the Board of Directors approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. On the date of the Closing, the accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Group common stock) resulted in $2.1 million of non-cash
share-based compensation expense recorded to general and administrative expense in consolidated statement of operations and comprehensive income for the three and six months ended June 26, 2021.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

11. Stockholders’ Equity
On June 7, 2021, Group’s common stock began trading on the NYSE under the symbol “JBI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available

825,000,000
shares of common stock with a par value of $
0.0001
per share. Immediately following the Business Combination, there were
138,384,250
shares of common stock with a par value of $
0.0001
outstanding. As discussed in Note 9 Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to June 7, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted.
Rollover Equity
At the closing date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Each unit of Midco Class A Preferred was converted into approximately 343.983 shares of our common stock of the Group, and each unit of Midco Class B Common was converted into approximately 249.585 shares of our common stock based on the determined exchange ratio. There are 70,270,400 shares held by Midco equityholders.
PIPE Investment
Concurrently with the execution and delivery of the Business Combination Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors purchased an aggregate of
25,000,000
PIPE Shares at a purchase price per share of
$10.00
. One of the Company’s directors purchased an aggregate of
1,000,000
of the PIPE Shares as part of the PIPE Investment.
The PIPE Investment closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination. The sale and issuance was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).
Founder Shares
In August 2019, the Sponsor purchased
8,625,000 shares of Class B common stock (the “founder shares”) of Juniper Industrial Holdings, Inc. (“JIH”) for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per founder share. By virtue of the consummation of the Business Combination, the Sponsor’s Class A common stock was converted into the right to receive an equivalent number of shares of Common Stock, 2,000,000 of which (pro rata among the Sponsor shares and shares held by certain affiliates) was subject to the terms of the Earnout Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement. The table below represents the approximate common stock holdings of Group immediately following the Business Combination.

	Shares	%
Janus Midco, LLC unitholders	$70,270,400	50.8%
Public stockholders	43,113,850	31.2%
PIPE Investors	25,000,000	18.0%
Total	$138,384,250	100.0%
Warrants
The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination. The private placement warrants are liability classified. Immediately after giving effect to the Business Combination there are
17,249,995
issued and outstanding public warrants. The public warrants are equity classified.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

12. Related Party Transactions
Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core has entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group for the three and six months ended June 26, 2021 and June 27, 2020 of approximately

$
1,124,000
and $
1,763,000
and $
3,739,000
and $
3,692,000
, respectively. Approximately $
869,000
of the Class A Preferred Unit holders group management fees were accrued and unpaid as of December
26
,
2020
and
no
fees were accrued and unpaid as of June
26
,
2021
. As a result of the Business Combination the MMSA was terminated effective June
7
,
2021
.
As of June 27, 2020, there were related party sales of approximately $1,000 from the Company to its Mexican Joint Venture and no related party sales as of June 26, 2021. For the three months ended June 26, 2021 and June 27, 2020 there were no related party sales to the Mexican Joint Venture.
Janus Core leases
a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a member of the board of directors of Group. Rent payments paid to Janus Butler, LLC for the three and six months ended June 26, 2021 and June 27, 2020, were approximately $37,000 and $36,000 and $86,000 and $73,000, respectively. The lease extends through July 31, 2021, with monthly payments of approximately $12,000 with an annual escalation of 1.5%.
Janus Core
is a party to a lease agreement with 134 Janus International, LLC, an entity majority owned by a member of the board of directors of Group. Rent payments paid to 134 Janus International, LLC in the three and six months ended June 26, 2021 and June 27, 2020, were approximately $114,000 and $112,000 and $229,000 and $223,000, respectively. The lease extends through September 30, 2021, with monthly payments of approximately $38,000 per month with an annual escalation of 2.5%.
The Group leases a distribution center in Fayetteville, Georgia from French Real Estate Investments, LLC, an entity partially owned by a shareholder of the Group. Rent payments paid to French Real Estate Investments, LLC for the three and six months ended June 26, 2021 and June 27, 2020, were approximately $26,000 and $26,000 and $53,000 and $53,000, respectively. The lease extends through July 31, 2022, with monthly payments of approximately $9,000 per month. The Group additionally acquired a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in June 2020 to extend the term until March 1, 2030, with monthly lease payments of $66,000 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the three and six months ended June 26, 2021 and June 27, 2020, were approximately $199,000 and $197,000 and $397,000 and $346,000, respectively.
13. Revenue Recognition
The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised good or service to a customer.
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. Contract balances for the six months ended June 26, 2021 were as follows:

June 26, 2021
Contract assets, beginning of the period	$11,398,934

Contract assets, end of the period	$16,614,552

Contract liabilities, beginning of the period	$21,525,319

Contract liabilities, end of the period	$21,612,809

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

During the three and six months ended June 26, 2021, the Company recognized revenue of approximately $2,816,000 and $16,932,000
, respectively, related

to contract liabilities at December 26, 2020. This reduction was offset by new billings of approximately $17,019,000 for product and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of June 26, 2021.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and six months ended June 26, 2021 and June 27, 2020:
Revenue by Timing of Revenue Recognition

	Three Months Ended		Six Months Ended
Reportable Segments by Sales Channel Revenue Recognition	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Janus North America
Goods transferred at a point in time	$139,188,949	$95,751,111	$260,082,109	$200,276,584
Services transferred over time	25,056,299	23,167,477	50,697,555	47,073,167

	164,245,248	118,918,588	310,779,664	247,349,751

Janus International
Goods transferred at a point in time	9,775,323	3,618,698	16,848,388	10,110,767
Services transferred over time	8,569,784	3,636,331	14,056,570	9,433,526

	18,345,107	7,255,029	30,904,958	19,544,293

Eliminations	(8,407,966)	(3,943,994)	(14,677,965)	(6,850,626)

Total Revenue	$174,182,389	$122,229,623	$327,006,657	$260,043,418

Revenue by Sale Channel Revenue Recognition

	Six Months Ended		Six Months Ended
Reportable Segments by Sales Channel Revenue Recognition	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Janus North America
Self Storage-New Construction	$55,600,871	$55,763,077	$104,301,403	$117,223,246
Self Storage-R3	52,182,213	30,411,543	91,513,670	67,981,662
Commercial and Others	56,462,164	32,743,968	114,964,591	62,144,843

	164,245,248	118,918,588	310,779,664	247,349,751

Janus International
Self Storage-New Construction	$9,775,323	$3,618,698	23,778,978	11,771,203
Self Storage-R3	8,569,784	3,636,331	7,125,980	7,773,090

	18,345,107	7,255,029	30,904,958	19,544,293

Eliminations	(8,407,966)	(3,943,994)	(14,677,965)	(6,850,626)

Total Revenue	$174,182,389	$122,229,623	$327,006,657	$260,043,418

14. Income Taxes
Prior to June 7, 2021, the Company was a limited liability company taxed as a partnership for U.S. federal income tax purposes. The Company was generally not directly subject to income taxes under the provisions of the Internal Revenue Code and most applicable state laws. Therefore, taxable income or loss was reported to the members for inclusion in their respective tax returns.
After June 7, 2021, the Group is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws . The Group’s effective tax rate is based on pre-tax
earnings, enacted U.S. statutory tax rates,
non-deductible
expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico will be reflected in the income tax returns filed under that country’s jurisdiction. The Group’s provision for income taxes consists of provisions for federal, state, and foreign income taxes.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

The provision for income taxes for the three and six months ended June 26, 2021 and June 27, 2020 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
During the three months ended June 26, 2021 and June 27, 2020, the Company recorded a total income tax provision of approximately $2,875,000 and $400,000 on pre-tax
income of approximately $4,016,000 and $11,417,000 resulting in an effective tax rate of 71.6% and 3.5
%, respectively. During the six months ended June 26, 2021 and June 27, 2020, the Company recorded a total income tax provision of approximately
$2,738,000 and $770,000 on
pre-tax
income of approximately $18,580,000 and $21,740,000 resulting in an effective tax rate of 14.7% and 3.5%, respectively The effective tax rates for these periods were primarily impacted by the change in tax status of the Group, statutory rate differentials, changes in estimated tax rates, and permanent differences.
15. Net Income Per Share
Prior to the Business Combinati
o
n, and prior to effecting the reverse recapitalization, the Company’s pre-merger
LLC membership structure included two classes of units: Class A preferred units and Class B common units. The Class A preferred units were entitled to receive distributions prior and in preference on Class A preferred unit unpaid cumulative dividends (“Unpaid Preferred Yield”) followed by Class A preferred unit capital contributions that have not been paid back to the holders (the “Unreturned Capital”). Vested Class B common units participate in the remaining distribution on a pro-rata
basis with Class A preferred units if they have met the respective Participation Threshold and, if applicable, the Target Value defined in the respective Unit Grant Agreement. The Class A preferred and Class B common units fully vested at the Business Combination date.
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 7, 2021 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock purchase warrants and contingently issuable shares attributable to the contingency consideration and earn-out
consideration.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and six months ended June 26, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Numerator:
Net income attributable to common stockholders	$1,123,207	$11,017,468	$15,842,028	$20,969,499

Denominator:
Weighted average number of shares:
Basic	81,009,261	65,819,588	73,577,447	66,876,683
Adjustment for Warrants—Treasury stock method	615,235	—	302,404	—

Diluted	81,624,496	65,819,588	73,879,851	66,876,683

Basic net income per share attributable to common stockholders	$0.01	$0.17	$0.22	$0.31
Diluted net income per share attributable to common stockholders	$0.01	$0.17	$0.21	$0.31

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

16. Segments Information
The Company operates its business and reports its results through two reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. The Janus International segment is comprised of JIE with its production and sales located largely in Europe. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, Janus Door and Steel Door Depot.
Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Revenue
Janus North America	$164,245,248	$118,918,588	$310,779,664	$247,349,751
Janus International	18,345,107	7,255,029	30,904,958	19,544,293
Intersegment	(8,407,966)	(3,943,994)	(14,677,965)	(6,850,626)

Consolidated Revenue	$174,182,389	$122,229,623	$327,006,657	$260,043,418

Income From Operations
Janus North America	$12,587,297	$20,206,505	$36,502,605	$39,646,405
Janus International	1,755,572	(88,387)	2,062,243	617,920
Eliminations	(2,149)	12,862	24,735	54,731

Total Segment Operating Income	$14,340,720	$20,130,980	$38,589,583	$40,319,056

Depreciation Expense
Janus North America	$1,400,320	$1,332,135	$2,766,910	$2,631,321
Janus International	106,017	70,644	212,426	201,380

Consolidated Depreciation Expense	$1,506,337	$1,402,779	$2,979,336	$2,832,701

Amortization of Intangible Assets
Janus North America	$6,402,457	$4,948,830	$12,816,108	$12,829,147
Janus International	388,355	271,269	806,849	566,620

Consolidated Amortization Expense	$6,790,812	$5,220,099	$13,622,957	$13,395,767

	June 26,	December 26
	2021	2020
Identifiable Assets
Janus North America	$874,872,427	$820,259,539
Janus International	55,805,561	53,219,206

Consolidated Assets	$930,677,988	$873,478,745

17. Significant Estimates and Concentrations
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:
General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200,000 as of June 26, 2021 and December 26, 2020, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $389,000 and $391,000 as of June 26, 2021, and December 26, 2020, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $250,000 and $250,000 as of June 26, 2021 and December 26, 2020, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $680,000 and $916,000 as of June 26, 2021 and December 26, 2020, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

18. Subsequent Events
For the interim consolidated financial statements as of June 26, 2021, the Company has evaluated subsequent events through the financial statements issuance date.
On July 27, 2021, the Company announced that it has signed a definitive agreement to acquire DBCI, a manufacturer of steel roll-up doors and building products for both the commercial and self-storage industries and a part of Cornerstone Building Brands (NYSE: CNR). The acquisition broadens Janus’s customer set by gaining direct access to DBCI’s core general contractor and distributor base and provides an opportunity to deliver more comprehensive, value-added solutions for DBCI’s customers from Janus.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
JANUS’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto contained in this Quarterly report on Form
10-Q.
Certain information contained in this discussion and analysis or set forth elsewhere in this Quarterly report on Form
10-Q,
including information with respect to plans and strategy for Janus’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Janus’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly report on Form
10-Q.
We assume no obligation to update any of these forward-looking statements.
Unless otherwise indicated or the context otherwise requires, references in this Janus’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Midco,” “Janus,” “we,” “us,” “our,” and other similar terms refer to Midco and its subsidiaries prior to the Business Combination and to Janus International Group Inc. (Parent) and its consolidated subsidiaries after giving effect to the Business Combination.
Percentage amounts included in this Quarterly report on Form
10-Q
have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly report on Form
10-Q.
Certain other amounts that appear in this Quarterly report on Form
10-Q
may not sum due to rounding.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

•
Business Overview: This section provides a general description of our business, and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Basis of Presentation: This section provides a discussion of the basis on which our unaudited consolidated financial statements were prepared.

•	Results of Operations: This section provides an analysis of our unaudited results of operations for the three and six months periods ended June 26, 2021 and June 27, 2020.

•
Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three and six months periods ended June 26, 2021 and June 27, 2020. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at June 26, 2021, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

•
Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Business Overview
Janus is a leading global manufacturer and supplier of
turn-key
self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore. The self-storage industry is comprised of institutional and non-institutional
facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large Real Estate Investment Trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statical areas (“MSAs”), whereas the vast majority of non-institutional
facilities are single-story,
non-climate
controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace (R3) of damaged or end-of-life
products.

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (UK), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, Janus Door and Steel Door Depot.com.
Furthermore, our business is comprised of three primary sales channels: New Construction-Self-storage,
R3-Self-storage
(R3), and Commercial and Other. The Commercial and Other category is primarily comprised of roll-up
sheet and rolling steel door sales into the commercial marketplace.
New construction consists of engineering and project management work pertaining to the design, building, and logistics of a greenfield new self-storage facility tailored to customer specifications while being compliant with ADA regulations. Any Nokē Smart Entry System revenue associated with a new construction project also rolls up into this sales channel.
The concept of Janus R3 is to replace storage unit doors, optimizing unit mix and idle land, and adding a more robust security solution to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel also includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and relocatable storage MASS (Moveable Additional Storage Structure).
Commercial light duty steel
roll-up
doors are designed for applications that require less frequent and less demanding operations. Janus offers heavy duty commercial grade steel doors (minimized dead-load, or constant weight of the curtain itself) perfect for warehouses, commercial buildings, and terminals, designed with a higher gauge and deeper guides, which combats the heavy scale of use with superior strength and durability. Janus also offers rolling steel doors known for minimal maintenance and easy installation with, but not limited to, the following options, commercial slat doors, heavy duty service doors, fire doors, fire rated counter shutters, insulated service doors, counter shutters and grilles.
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the fast-growing self-storage, commercial and industrial storage markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. We believe Janus is a bespoke provider of not only products, but solutions that generate a favorable financial outcome for our clients.
During the last two years, we have acquired Steel Storage Asia and Australia, PTI Australasia Pty Ltd., and G&M Stor-More Pty Ltd. to expand geographically. Our M&A activity has collectively enhanced our growth trajectory, technology and global footprint, while providing us access to highly attractive adjacent categories.
Total revenue was $174.2 million and $327.0 million for the three and six months period ended June 26, 2021, representing an increase of 42.5% and 25.8% from $122.2 million and $260.0 million for the three and six months period ended June 27, 2020.
Revenues increased in the second quarter of 2021 as compared to the second quarter of 2020, largely due to the
COVID-19
pandemic impacting prior year revenue in the second quarter of 2020. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, indicative of a worldwide continued recovery from the
COVID-19
pandemic.
Adjusted EBITDA was $35.9 million and $68.5 million for the three and six months period ended June 26, 2021, representing a 26.0% and 20.4% increase from $28.5 million and $56.9 million for the three and six months period ended June 27, 2020.
Adjusted EBITDA as a % of revenue was 20.6% and 21.0% for the three and six months period ended June 26, 2021, representing a decrease of 2.7% and 0.9% from 23.3% and 21.9% for the three and six months period ended June 27, 2020. The reduction in Adjusted EBITDA margins is a direct result of the inflationary increases in raw material, labor and logistics costs impacting the business in advance of price increases taking effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in both our Facilitate division coupled with our continued build out of our Noke Smart entry ground game and customer service department.

Information regarding use of Adjusted EBITDA, a
non-GAAP
measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in
“Non-GAAP
Financial Measures.”
On February 5, 2021, Janus completed a repricing of its First Lien and First Lien B2 Term Loans in order to take advantage of currently available lower interest rates. The repricing allowed the Company to combine the two First Lien Term Loans into one Term Loan. (
See
“
Liquidity and Capital Resources” section).
Recent development
On June 7, 2021, Juniper Industrial Holdings, Inc. (“Juniper”) consummated a business combination with Midco pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. At the closing date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The Company is currently traded on the NYSE under the symbols “JBI” and “JBI WS”, respectively.
As a result of the Business Combination, equityholders of Midco received aggregate consideration with a value equal to $1.2 billion which consisted of (i) $541.7 million in cash and (ii) $702.7 million in shares of our Common Stock, or 70,270,400 shares based on an assumed stock price of $10.00 per share. In connection with the closing of the Business Combination, the Sponsor received 2,000,000 shares of our Common Stock (pro rata among the Sponsor shares and shares held by certain affiliates) (the “Earnout Shares”) contingent upon achieving certain market share price milestone as outlined in the Business Combination Agreement. The vesting of the Earnout Shares occurred as of the close of the trading on June 21, 2021.
Part of the proceeds from the merger were used to pay a
non-liquidating
cash distribution to Janus Midco unitholders’ in the amount of $541.7 million and partial payment to Note Payable in the amount of $61.6 million.
(See “Liquidity and Capital Resources” section).
Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of six operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, and BETCO. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 90.5% and 92.5% of Janus’s revenue for the period ended June 26, 2021 and period ended June 27, 2020, respectively.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe as well as Australia. Janus International represented 9.5% and 7.5% of Janus’s revenue for the period ended June 26, 2021 and the period ended June 27, 2020, respectively.
Acquisitions
Our highly accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation.
Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth. Since 2020, Janus has completed three acquisitions which attributed a combined $9.5 million inorganic revenue increase from December 29, 2019 through June 26, 2021. Refer to the “Risk Factors” section for further information on the risks associated with integration of these acquisitions. Janus acquired the following four companies to fuel the inorganic growth of its manufacturing capabilities, product offerings, and technology solutions provided to customers.

On January 18, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. acquired 100% of the net assets of G & M Stor-More Pty Ltd. for approximately $1.74 million. G & M Stor-More Pty Ltd. has over 23 years’ experience in self-storage building, design, construction and consultation. As a result of the acquisition, the Company will have an opportunity to increase its customer base of the self-storage industry and expand its product offerings in the Australian market.
On March 31, 2020, Janus’s wholly-owned subsidiary, Steel Storage Australia Pty Ltd. purchased 100% of the assets of PTI Australasia Pty Ltd., a provider of access control security in the self-storage design and commercial industries in Australia, New Zealand and surrounding regions, for $0.032 million. The PTI Australasia Pty Ltd. acquisition specifically bolstered the adoption of Nokē Smart Entry Systems in Australia and New Zealand.
On January 2, 2020, Janus’s wholly-owned subsidiary, JIE purchased 100% of the outstanding shares of Steel Storage Asia Pte Ltd. and Steel Storage Australia Pty Ltd. (collectively “Steel Storage” or “SSA”) for $6.5 million. The rationale for the Steel Storage acquisition was geographic expansion. The Steel Storage acquisition specifically expanded Janus’s global presence.
Impact of Brexit
The U.K. exit from the European Union on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. Political and regulatory responses to the withdrawal are still developing, and we are in the process of assessing the impact that the withdrawal may have on our business as more information becomes available. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
Impact of
COVID-19
and the CARES Act
In early 2020, the Coronavirus
(COVID-19)
swiftly began to spread globally, and the World Health Organization (WHO) subsequently declared
COVID-19
to be a public health emergency of international concern on March 11, 2020. The
COVID-19
outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential
activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The full extent to which
COVID-19
impacts Janus’s business, results of operations and financial condition are dependent on the further duration and spread of the outbreak mainly within the United States, Europe, and Australia.
To aid in combating the negative business impacts of
COVID-19,
the federal government enacted the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” on March 27, 2020. Under the CARES Act, Janus deferred $2.6 million in payroll taxes.
As a result of
COVID-19
and in support of continuing its manufacturing efforts, Janus has undertaken a number of steps to protect its employees, suppliers and customers, as their safety and well-being is one of our top priorities. Janus has taken several safety measures including implementing social distancing practices and requiring employees to wear masks. There was $0.2 million in
COVID-19
related expenses in the period ended June 26, 2021 primarily related to
COVID-19
PPE supplies and COVID tests.
Notwithstanding our continued operations and performance, the
COVID-19
pandemic may continue to have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins as a result of preventative and precautionary measures that Janus, other businesses, and governments are taking. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to
COVID-19,
or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent to which the
COVID-19
pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects.
Our unaudited consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of June 26, 2021. Events and changes in circumstances arising after June 26, 2021, including those resulting from the impacts of the
COVID-19
pandemic, will be reflected in management’s estimates for future periods.
Management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Key Performance Measures
Management evaluates the performance of its reportable segments based on the revenue of services and products, gross profit, operating margins, and cash from business operations. We use Adjusted EBITDA, which is a non-GAAP
financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. Please see the section
“Non-GAAP
Financial Measure” below for further discussion of this financial measure, including the reasons why we use such financial measures and reconciliations of such financial measures to the nearest GAAP financial measures.
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount is reflective of the health of Janus indicative of an expansion or contraction of the overall business. We expect to continue to increase headcount in the future as we grow our business. Moreover, we expect that we will need to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirement of being, a public company.
The following table sets forth key performance measures for the periods ended June 26, 2021 and June 27, 2020

	Three Months		Variance
	Period ended June 26, 2021	Period ended June 27, 2020	$	%
Total Revenue	$174,182,389	$122,229,623	$51,952,765	42.5%
Adjusted EBITDA	$35,919,274	$28,509,597	$7,409,676	26.0%
Adjusted EBITDA (% of revenue)	20.6%	23.3%		(2.7)%

	Six Months		Variance
	Period ended June 26, 2021	Period ended June 27, 2020	$	%
Total Revenue	$327,006,656	$260,043,418	$66,963,238	25.8%
Adjusted EBITDA	$68,549,115	$56,927,473	$11,621,642	20.4%
Adjusted EBITDA (% of revenue)	21.0%	21.9%		(0.9)%
As of June 26, 2021, and June 27, 2020, the headcount was 1,758 (including 420 temporary employees) and 1,461 (including 247 temporary employees), respectively.
Total revenue increased by $52.0 million and $67.0 million or 42.5% and 25.8% from the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 primarily due to increased volumes and improved market conditions in 2021 as the
COVID-19
pandemic significantly impacted revenue in the second quarter of 2020. (
See Results of Operations section
).
Adjusted EBITDA increased by $7.4 million and $11.6 million or 26.0% and 20.4% from the three and six months period ended June 26, 2021 compared to the three and six months periods ended June 27, 2020 primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.
Adjusted EBITDA as a percentage of revenue decreased 2.7% and 0.9% for the three and six months period ended June 26, 2021 primarily due to inflationary increases to raw material, labor and logistics costs in advance of price increases taking effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in both our Facilitate division coupled with our continued build out of our Noke Smart entry ground game and customer service department. (
See
“
Non-GAAP
Financial Measures” section)
.
Basis of Presentation
The unaudited consolidated financial statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Janus’s fiscal year follows a
4-4-5
calendar which divides a year into four quarters of 13 weeks, grouped into two
4-week
“months” and one
5-week
“month.” As a result, some monthly comparisons are not comparable as one month is longer than the other two. The major advantage of a
4-4-5
calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Every fifth or sixth year will require a 53rd week.

We have presented results of operations, including the related discussion and analysis for the following periods:

•	the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020.
Components of Results of Operations
Sales of products.
Sale of products represents the revenue from the sale of products, including steel roll-up
and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination (Janus Core) and at the point of shipping (all other segments). We expect our product revenue may vary from period to period on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels, Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
Sales of services.
Service revenue reflects installation services to customers for steel facilities, steel roll-up
and swing doors, hallway systems, and relocatable storage units which is recognized over time based on the satisfaction of our performance obligation. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and R3 of damaged, or end-of-life
products or rebranding of facilities due to market consolidation. Service obligations are primarily short term and completed within a one-year
time period. We expect our service revenue to increase as we add new customers and our existing customers continue to add more and more content per square foot.
Cost of sales.
Our cost of sales consists of the cost of products and cost of services. Cost of products includes the manufacturing cost of our steel roll-up
and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations as well as overhead and indirect costs. Cost of services includes third-party installation subcontractor costs directly associated with the installation of our products. Our cost of sales include purchase price variance, cost of spare or replacement parts, warranty costs, excess and obsolete inventory charges, shipping costs, and an allocated portion of overhead costs, including depreciation. We expect cost of sales to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
Selling and marketing expense.
Selling expenses consist primarily of compensation and benefits of employees engaged in selling activities as well as related travel, advertising, trade shows/conventions, meals and entertainment expenses. We expect selling expenses to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
General and administrative expense
.
General and administrative (“G&A”) expenses are comprised primarily of expenses relating to employee compensation and benefits, travel, meals and entertainment expenses as well as depreciation, amortization, and non-recurring
costs. We expect general and administrative expenses to increase in absolute dollars in future periods as we expect our revenues to continue to grow. We also expect G&A expenses to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the Commission, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.
Interest expense.
Consists of interest expense on short-term and long-term debt and amortization on deferred financing fees (see
“Long Term Debt”
section).
Factors Affecting the Results of Operations
Key Factors Affecting the Business and Financial Statements
Janus’s management believes their performance and future growth depends on a number of factors that present significant opportunities but also pose risks and challenges.
Factors Affecting Revenues
Janus’s revenues from products sold are driven by economic conditions, which impacts new construction, R3 of self-storage facilities, and commercial revenue.
Janus periodically modifies sales prices of their products due to changes in costs for raw materials and energy, market conditions, labor costs and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. Janus also offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year
comparisons of net sales and operating income.

Service revenue is driven by the product revenue and the increase in value-added services, such as pre-work
planning, site drawings, installation and general contracting, project management, and third-party security Janus differentiates itself through on-time
delivery, efficient installation, best
in-class
service, and a reputation for high quality products.
Factors Affecting Growth Through Acquisitions
Janus’s business strategy involves growth through, among other things, the acquisition of other companies. Janus tries to evaluate companies that it believes will strategically fit into its business and growth objectives. If Janus is unable to successfully integrate and develop acquired businesses, it could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on its financial results.
Janus may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of its lenders and, therefore, may not be able to complete such acquisitions or strategic investments. Janus may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that do not get completed), and it may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions Janus pursues, may negatively affect and cause significant volatility in its financial results.
In addition, Janus has assumed, and may in the future assume, liabilities of the company it is acquiring. While Janus retains third-party advisors to consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to it. If there are unknown liabilities or other obligations, Janus’s business could be materially affected.
Seasonality
Generally, Janus’s sales tend to be the slowest in January due to more unfavorable weather conditions, customer business cycles and the timing of renovation and new construction project launches.
Factors Affecting Operating Costs
Janus’s operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.
Janus’s largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’s control and have a direct impact on the financial results. In 2020, Janus entered into agreements with three of its largest suppliers in order to lock in steel coil prices for part of Janus’s production needs and partially mitigate the potential impacts of short-term steel coil price fluctuations. This arrangement allows Janus to purchase quantities of product within specified ranges as outlined in the contracts.
Freight costs are driven by Janus’s volume of sales of products and are subject to the freight market pricing environment.
Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our unaudited consolidated financial statements included elsewhere in this Quarterly filing and
10-Q.
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.

Results of Operations
For the three and six months period ended June 26, 2021 compared to the period ended June 27, 2020

	Three Months		Variance
	Period ended June 26, 2021	Period ended June 27, 2020	$	~~%~~
REVENUE
Sales of products	$140,556,306	$95,425,815	$45,130,491	47.3%
Sales of services	33,626,083	26,803,808	6,822,275	25.5%

Total revenue	174,182,389	122,229,623	51,952,766	42.5%
Cost of Sales	114,987,977	77,449,920	37,538,057	48.5%

GROSS PROFIT	59,194,412	44,779,703	14,414,709	32.2%
OPERATING EXPENSE
Selling and marketing	10,382,169	7,717,283	2,664,886	34.5%
General and administrative	34,471,523	16,931,440	17,540,083	103.6%

Operating Expenses	44,853,692	24,648,723	20,204,969	82.0%

INCOME FROM OPERATIONS	14,340,720	20,130,980	(5,790,260)	(28.8)%
Interest expense	(7,475,727)	(8,737,328)	1,261,601	(14.4)%
Other income (expense)	(920,003)	23,883	(943,887)	(3952.0)%
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)	—%

Other Expense, Net	(10,324,230)	(8,713,445)	(1,610,786)	18.5%

INCOME BEFORE TAXES	4,016,490	11,417,535	(7,401,045)	(64.8)%
Provision for Income Taxes	2,893,283	400,067	2,493,216	623.2%

NET INCOME	$1,123,207	$11,017,468	$(9,894,261)	(89.8)%

	Six Months		Variance
	Period ended June 26, 2021	Period ended June 27, 2020	$	~~%~~
REVENUE
Sales of products	$262,252,532	$203,536,725	$58,715,807	28.8%
Sales of services	64,754,124	56,506,693	8,247,431	14.6%

Total revenue	327,006,656	260,043,418	66,963,238	25.8%
Cost of Sales	214,518,947	167,180,130	47,338,817	28.3%

GROSS PROFIT	112,487,709	92,863,288	19,624,421	21.1%
OPERATING EXPENSE
Selling and marketing	19,840,296	17,977,566	1,862,730	10.4%
General and administrative	54,057,831	34,566,666	19,491,165	56.4%

Operating Expenses	73,898,127	52,544,232	21,353,895	40.6%

INCOME FROM OPERATIONS	38,589,583	40,319,056	(1,729,473)	(4.3)%
Interest expense	(15,601,797)	(18,678,476)	3,076,679	(16.5)%
Other income (expense)	(2,478,869)	99,211	(2,578,080)	(2598.6)%
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)	—%

Other Expense, Net	(20,009,166)	(18,579,265)	(1,429,901)	7.7%

INCOME BEFORE TAXES	18,580,417	21,739,791	(3,159,374)	(14.5)%
Provision for Income Taxes	2,738,389	770,292	1,968,097	255.5%

NET INCOME	$15,842,028	$20,969,499	$(5,127,471)	(24.5)%

Revenue

	Three Months				Revenue Variance Breakdown
				Variance %	Organic Growth	Organic Growth %
	Period ended June 26, 2021	Period ended June 27, 2020	Variances
Sales of products	$140,556,306	$95,425,815	$45,130,491	47.3%	$45,130,491	47.3%
Sales of services	33,626,083	26,803,808	6,822,274	25.5%	6,822,274	25.5%

Total	$174,182,389	$122,229,623	$51,952,765	42.5%	$51,952,765	42.5%

	Six Months				Revenue Variance Breakdown
				Variance %	Organic Growth	Organic Growth %
	Period ended June 26, 2021	Period ended June 27, 2020	Variances
Sales of products	$262,252,532	$203,536,725	$58,715,807	28.8%	$58,715,807	28.8%
Sales of services	64,754,124	56,506,693	8,247,431	14.6%	8,247,431	14.6%

Total	$327,006,657	$260,043,418	$66,963,239	25.8%	$66,963,239	25.8%

The $52.0 and $67.0 million revenue increase for the three and six month period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 is primarily attributable to increased volumes as a result of favorable industry dynamics in both the commercial and R3 sales channels. The inorganic growth as a result of the PTI Australasia Pty Ltd. and G&M Stor-More Pty Ltd. acquisitions are not separately stated above as these amounts were deemed immaterial.
The following table and discussion compares Janus’s sales by sales channel.

	Three Months		Three Months		Variance
Consolidated	Period ended June 26, 2021	% of sales	Period ended June 27, 2020	% of sales	$	%
New Construction - Self Storage	$65,746,672	37.7%	$56,643,349	46.3%	$9,103,323	16.1%
R3 - Self Storage	55,578,419	31.9%	34,267,033	28.0%	$21,311,386	62.2%
Commercial and Other	52,857,298	30.4%	31,319,241	25.6%	21,538,057	68.8%

Total	$174,182,389	100.0%	$122,229,623	100.0%	$51,952,766	42.5%

	Six Months		Six Months		Variance
Consolidated	Period ended June 26, 2021	% of sales	Period ended June 27, 2020	% of sales	$	%
New Construction - Self Storage	$121,864,066	37.3%	$125,935,630	48.4%	$(4,071,564)	(3.2)%
R3 - Self Storage	98,568,315	30.1%	75,715,364	29.1%	22,852,951	30.2%
Commercial and Other	106,574,276	32.6%	58,392,424	22.5%	48,181,852	82.5%

Total	$327,006,657	100.0%	$260,043,418	100.0%	$66,963,239	25.8%

New construction sales increased by $9.1 million or 16.1% and decreased by $4.1 million or 3.2% for the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020, respectively. The increase in the three months period ended June 26, 2021 is primarily due to the continued recovery from the
COVID-19
global pandemic in the Janus International segment. The decrease in the six months period ended June 26, 2021 is due to a slow first quarter from continued pent up demand and delays caused by the pandemic.
R3 sales increased by $21.3 million and $22.9 million or 62.2% and 30.2% for the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 due to the increase of conversions and expansions as more self-storage capacity continues to be brought online through R3 as opposed to greenfield operations.
Commercial and other sales increased by $21.5 and $48.2 million or 68.8% and 82.5% for the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 due to Janus Core and ASTA experiencing favorable market gains due to the continued
e-commerce
movement coupled with share gains in the commercial steel roll up door market and from ASTA’s launch of the rolling steel product line in the fourth quarter of 2020.

Cost of Sales and Gross Margin
Gross margin decreased by 2.6% and 1.3% to 34.0% and 34.4% for the three and six months period ended June 26, 2021 from 36.6% and 35.7% for the three and six months period ended June 27, 2020.

	Three Months				Cost of Sales Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020	Variance	Variance %	Organic Growth	Organic Growth %
Cost of Sales	$114,987,977	77,449,920	$37,538,057	48.5%	$37,538,057	48.5%

	Six Months				Cost of Sales Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020	Variance	Variance %	Organic Growth	Organic Growth %
Cost of Sales	$214,518,947	167,180,130	$47,338,817	28.3%	$47,338,817	28.3%
The $37.5 million and $47.3 million or 48.5% and 28.3% increase in cost of sales for the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 is primarily attributable to the volume increases resulting from improved market conditions which were partially offset by increased raw material, labor and logistics costs on a global basis.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $2.7 million and $1.9 million or 34.5% and 10.4% from the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 primarily due to increased travel, health insurance and payroll related costs for additional headcount to support revenue growth coupled with limited travel, marketing and trade show costs in the prior year due to the pandemic.
Operating Expenses - General and administrative
General and administrative expenses increased $17.5 million and $19.5 million or 103.6% and 56.4% from the three and six months period ended June 27, 2020 compared to the three and six months period ended June 26, 2021 primarily due to an increase in health insurance and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in
Non-GAAP
Financial Measures section.
Interest Expense
Interest expense decreased $1.3 million and $3.1 million or 14.4% and 16.5% from the three and six months period ended June 27, 2020 compared the three and six months period June 26, 2021 due to a lower interest rate environment coupled with a lower level of outstanding debt due to quarterly amortization coupled with a $2.0 million debt prepayment in July 2020. In addition, the Company entered into a Debt Modification agreement in February 2021 which consolidated the prior two outstanding tranches into a single tranche and resulted in a reduction in the overall interest rate. In conjunction with the business combination on June 7, 2021, the Company made a $61.6 million prepayment on debt which is further discussed in the Liquidity and Capital Resources section.
Other Income (Expense)
Other income (expense) increased by $0.9 million and $2.6 million or 3952.0% and 2598.6% from $0.0 and $0.1 million of other income for the three and six months period ended June 27, 2020 to $0.9 million and $2.5 million of other (expense) for the period ended June 26, 2021 primarily due to a $0.9 million and $2.5 million loss on extinguishment of debt included in the three and six months period ended June 26, 2021 but not present in the three and six months period ended June 27, 2020.
Income Taxes
Income tax expense increased by $2.5 million and $2.0 million or 623.2% and 255.5% from $0.4 million and $0.8 million for the three and six months period ended June 27, 2020 to $2.9 million and $2.7 million expense for the three and six months period ended June 26, 2021 due to a tax structure change from a limited liability company to a Corporation as a result of the Business Combination that occurred on June 7, 2021.

Net Income
The $9.9 million and $5.1 million or 89.8% and 24.5% decrease as compared to the three and six months period ended June 27, 2020 is largely due to an increase in raw material, labor and logistics costs coupled with increased general and administrative expenses.
Segment Results of Operations
We operate in and report financial results for two segments: North America and International with the following sales channels, Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
Segment operating income is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons, we believe that Segment operating income represents the most relevant measure of Segment profit and loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income as a percentage of the segment’s Net revenues.
The segment discussion that follows describes the significant factors contributing to the changes in results for each segment included in Net earnings.
Results of Operations - Janus North America
For the three and six months period ended June 26, 2021 compared to the period ended June 27, 2020

	Three Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
REVENUE
Sales of products	$139,188,950	$95,751,111	$43,437,839	45.4%
Sales of services	25,056,299	23,167,477	1,888,822	8.2%

Total revenue	164,245,249	118,918,588	45,326,661	38.1%
Cost of Sales	110,340,809	76,155,331	34,185,478	44.9%

GROSS PROFIT	53,904,440	42,763,257	11,141,183	26.1%
OPERATING EXPENSE
Selling and marketing	9,472,257	6,986,592	2,485,665	35.6%
General and administrative	31,844,886	15,570,160	16,274,726	104.5%

Operating Expenses	41,317,143	22,556,752	18,760,391	83.2%

INCOME FROM OPERATIONS	$12,587,297	$20,206,505	$(7,619,208)	(37.7)%

	Six Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
REVENUE
Sales of products	$260,082,109	$200,276,583	$59,805,526	29.9%
Sales of services	50,697,555	47,073,167	3,624,388	7.7%

Total revenue	310,779,664	247,349,750	63,429,914	25.6%
Cost of Sales	207,113,235	160,190,520	46,922,715	29.3%

GROSS PROFIT	103,666,429	87,159,230	16,507,199	18.9%
OPERATING EXPENSE
Selling and marketing	18,167,228	15,823,475	2,343,753	14.8%
General and administrative	48,996,596	31,689,350	17,307,246	54.6%

Operating Expenses	67,163,824	47,512,825	19,650,999	41.4%

INCOME FROM OPERATIONS	$36,502,605	$39,646,405	$(3,143,800)	(7.9)%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth %
Sales of products	$139,188,950	$95,751,111	$43,437,839	45.4%	$43,437,839	45.4%
Sales of services	25,056,299	23,167,477	1,888,822	8.2%	1,888,822	8.2%

Total	$164,245,249	$118,918,588	$45,326,661	38.1%	$45,326,661	38.1%

	Six Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth %
Sales of products	$260,082,109	$200,276,583	$59,805,526	29.9%	$59,805,526	29.9%
Sales of services	50,697,555	47,073,167	3,624,388	7.7%	3,624,388	7.7%

Total	$310,779,664	$247,349,750	$63,429,914	25.6%	$63,429,914	25.6%

The $45.3 million and $63.4 million or 38.1% and 25.6% revenue increase is primarily attributable to increased volumes as a result of favorable industry dynamics in both the commercial and R3 sales channels.
The following table and discussion compares Janus North America sales by sales channel.

	Three Months
	Period ended June 26, 2021	% of total sales	Period ended June 27, 2020	% of total sales	Variance
					$	%
New Construction - Self Storage	$55,600,872	33.9%	$55,763,077	46.9%	$(162,205)	(0.3)%
R3 - Self Storage	52,182,213	31.8%	30,411,543	25.6%	21,770,670	71.6%
Commercial and Other	56,462,164	34.4%	32,743,968	27.5%	23,718,196	72.4%

Total	$164,245,249	100.0%	$118,918,588	100.0%	$45,326,661	38.1%

	Six Months
	Period ended June 26, 2021	% of total sales	Period ended June 27, 2020	% of total sales	Variance
					$	%
New Construction - Self Storage	$104,301,403	33.6%	$117,223,245	47.4%	$(12,921,842)	(11.0)%
R3 - Self Storage	91,513,670	29.4%	67,981,662	27.5%	23,532,008	34.6%
Commercial and Other	114,964,591	37.0%	62,144,843	25.1%	52,819,748	85.0%

Total	$310,779,664	100.0%	$247,349,750	100.0%	$63,429,914	25.6%

New Construction sales decreased by $0.2 million and $12.9 million or 0.3% and 11.0% for the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 due to reduced volumes and continued delays in projects associated with the
COVID-19
global pandemic, coupled with the continued trend of new self-storage capacity being brought online through conversions and expansions, which are included in R3 sales.
R3 sales increased by $21.8 million and $23.5 million or 71.6% and 34.6% for the three and six months period ended June 26, 2021 compared to the three and six months periods ended June 27, 2020 due primarily to the continued trend of new self-storage capacity being brought online through conversions and expansions.
Commercial and Other sales increased by $23.7 million and $52.8 million or 72.4% and 85.0% for the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 due to increases in both Janus Core and ASTA commercial steel roll up door market, from strong momentum with the launch of the ASTA rolling steel product line in the fourth quarter of 2020 and price increases implemented to offset the inflationary increases of raw materials, labor, and logistics costs.

Cost of Sales and Gross Margin
Gross Margin decreased by 3.1% and 1.9% to 32.8% and 33.4% for the three and six months period ended June 26, 2021, from 36.0% and 35.2% for the three and six months period ended June 27, 2020 due primarily to increased raw material, labor and logistics costs in advance of price increases taking effect.

	Three Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth (Reduction)	Organic Growth %
Cost of Sales	$110,340,809	$76,155,331	$34,185,478	44.9%	$34,185,478	44.9%

	Three Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth (Reduction)	Organic Growth %
Cost of Sales	$207,113,235	$160,190,520	$46,922,715	29.3%	$46,922,715	29.3%
The $34.2 million and $46.9 million or 44.9% and 29.3% increase in cost of sales for the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 is primarily due to increased revenue coupled with an increase in raw material, labor, and logistics costs.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $2.5 million and $2.3 million or 35.6% and 14.8% from $7.0 million and $15.8 million for the three and six months period ended June 27, 2020 to $9.5 million and $18.2 million for the three and six months period ended June 26, 2021 primarily due to increased travel, health insurance and payroll related costs for additional headcount to support revenue growth coupled with lower spend in travel, marketing and trade shows in the prior year due to the pandemic.
Operating Expenses - General and administrative
General and administrative expenses increased $16.3 million and $17.5 million or 104.5% and 55.5% from $15.6 million and $31.7 million for the three and six months period ended June 27, 2020 to $31.8 million and $49.0 million for the three and six months period ended June 26, 2021 primarily due to an increase in health insurance and payroll related costs for additional headcount to support the incremental revenue coupled with the transition to a public company. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in
Non-GAAP
Financial Measures section.
Income from Operations
Income from operations decreased by $7.6 million and $3.1 million or 37.7% and 7.9% from $20.2 million and $39.6 million for the three and six months period ended June 27, 2020 to $12.6 million and $36.5 million for the three and six months period ended June 26, 2021 primarily due to an increase in cost of sales and general and administrative expenses, partially offset by an increase in revenue.

INTERNATIONAL
Results of Operations - Janus International- For the three and six months period ended June 26, 2021 compared to the period ended June 27, 2020

	Three Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
REVENUE
Sales of products	$9,775,323	$3,618,698	$6,156,625	170.1%
Sales of services	8,569,784	3,636,331	4,933,453	135.7%

Total revenue	18,345,107	7,255,029	11,090,078	152.9%
Cost of Sales	13,052,984	5,251,443	7,801,541	148.6%

GROSS PROFIT	5,292,123	2,003,586	3,288,537	164.1%
OPERATING EXPENSE
Selling and marketing	909,913	730,692	179,221	24.5%
General and administrative	2,626,637	1,361,281	1,265,356	93.0%

Operating Expenses	3,536,550	2,091,973	1,444,577	69.1%

INCOME FROM OPERATIONS	$1,755,573	$(88,387)	$1,843,960	(2086.2)%

	Six Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
REVENUE
Sales of products	$16,848,388	$10,110,767	$6,737,621	66.6%
Sales of services	14,056,570	9,433,526	4,623,044	49.0%

Total revenue	30,904,958	19,544,293	11,360,665	58.1%
Cost of Sales	22,108,412	13,894,965	8,213,447	59.1%

GROSS PROFIT	8,796,546	5,649,328	3,147,218	55.7%
OPERATING EXPENSE
Selling and marketing	1,673,068	2,154,092	(481,024)	(22.3)%
General and administrative	5,061,235	2,877,316	2,183,919	75.9%

Operating Expenses	6,734,303	5,031,408	1,702,895	33.8%

INCOME FROM OPERATIONS	$2,062,243	$617,920	$1,444,323	233.7%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth
Sales of products	$9,775,323	$3,618,698	$6,156,625	170.1%	$6,156,623	170.1%
Sales of services	8,569,784	3,636,331	4,933,453	135.7%	4,933,452	135.7%

Total	$18,345,107	$7,255,029	$11,090,078	152.9%	$11,090,076	152.9%

	Six Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth
Sales of products	$16,848,388	$10,110,767	$6,737,621	66.6%	$6,737,620	66.6%
Sales of services	14,056,570	9,433,526	4,623,044	49.0%	4,623,044	49.0%

Total	$30,904,958	$19,544,293	$11,360,665	58.1%	$11,360,664	58.1%

The $11.1 million and $11.4 million revenue increase includes a 152.9% and 58.1% increase in organic growth driven by increased sales volumes due to improved market conditions, primarily in the second quarter of 2021. The inorganic growth as a result of the PTI Australasia Pty Ltd. and G&M Stor-More Pty Ltd. are not separately stated above as these amounts were deemed immaterial.
The following table illustrates the sales by channel for the three and six months period ended June 26, 2021 and June 27, 2020.

	Three Months			% of total sales	Variance
	Period ended June 26, 2021	% of total sales	Period ended June 27, 2020		$	%
New Construction - Self Storage	$14,877,564	70.9%	$3,360,150	68.4%	$11,517,414	342.8%
R3 - Self Storage	3,467,543	29.1%	3,894,879	31.6%	(427,336)	(11.0)%

Total	$18,345,107	100.0%	$7,255,029	100.0%	$11,090,078	152.9%

	Six Months			% of total sales	Variance
	Period ended June 26, 2021	% of total sales	Period ended June 27, 2020		$	%
New Construction - Self Storage	$23,778,978	70.9%	$11,771,203	68.4%	$12,007,775	102.0%
R3 - Self Storage	7,125,980	29.1%	7,773,090	31.6%	(647,110)	(8.3)%

Total	$30,904,958	100.0%	$19,544,293	100.0%	$11,360,665	58.1%

New Construction sales increased by $11.5 million and $12.0 million or 342.8% and 102.0% to $14.9 million and $23.8 million for the three and six months period ended June 26, 2021 from $3.4 million and $11.8 million for the three and six months period ended June 27, 2020 due to increased volumes and improved market conditions as the international market continues to open up after the
COVID-19
pandemic.
R3 sales decreased by $0.4 million and $0.6 million or 11.0% and 8.3% to $3.5 million and $7.1 million for the three and six months period ended June 26, 2021 from $3.9 million and $7.8 million for the three and six months period ended June 27, 2020 due primarily to project mix fluctuations.
Cost of Sales and Gross Margin
Gross Margin increased by 1.2 % and decreased by 0.4% to 28.8% and 28.5% for the three and six months period ended June 26, 2021, from 27.6% and 28.9% for the period ended June 27, 2020. The increase in the three months period ended June 26, 2021 is due primarily to increased revenue resulting in improved absorption. The slight decline for the six months period ended June 26, 2021 is the result of higher material costs primarily related to an increase in mezzanine product sales which typically have a lower margin profile than typical product offerings as these products are buy-resale, coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

	Three Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth %
Cost of Sales	$13,052,984	$5,251,443	$7,801,541	148.6%	$7,801,541	148.6%

	Six Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth %
Cost of Sales	$22,108,412	$13,894,965	$8,213,447	59.1%	$8,213,447	59.1%
Cost of sales increased by $7.8 million and $8.2 million or 148.6% and 59.1% from $5.3 million and $13.9 million, for the three and six months period ended June 27, 2020, to $13.1 and $22.1 million for the three and six months period ended June 26, 2021 in line with a 58.1% increase in revenues coupled with an increase in raw material costs related to an increase in mezzanine product sales.

Operating Expenses - Selling and marketing
Selling and marketing expense increased by $0.2 million and decreased by $0.5 million or 24.5% and 22.3% from $0.7 million and $2.2 million for the three and six months period ended June 27, 2020 to $0.9 million and $1.7 million for the three and six months period ended June 26, 2021 primarily due to decreases from limited travel and trade show cancellations due to the
COVID-19
global pandemic in 2020 and extending into first quarter of 2021.
Operating Expenses - General and administrative
General and administrative expenses increased $1.3 million and $2.2 million or 93.0% and 75.9% from $1.4 million and $2.9 million for the three and six months period ended June 27, 2020 to $2.6 million and $5.1 million for the period ended June 26, 2021 primarily due to the continued investment in personnel to support the strategic growth objectives of the international business operations coupled with lower costs in 2020 associated with the pandemic.
Income from Operations
Income from operations increased by $1.9 million and $1.6 million or 1103.2% and 366.7% from $(0.2) and $0.4 million for the three and six months period ended June 27, 2020 to $1.8 million and $2.1 million for the three and six months period ended June 26, 2021 primarily due to an increase in revenue, partially offset by increased general and administrative expenses.
Non-GAAP
Financial Measure
Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States.
Non-GAAP
financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP
financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.
Janus presents Adjusted EBITDA which is a
non-GAAP
financial performance measure, which excludes from reported GAAP results, the impact of certain items consisting of acquisition events and other non-recurring
charges. Janus believes such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies.
Adjusted EBITDA
Adjusted EBITDA is a
non-GAAP
financial measure used by Janus to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, Janus believes these measures provide useful information to investors and others in understanding and evaluating Janus’s operating results in the same manner as its management and board of directors. In addition, they provide useful measures for period-to-period
comparisons of Janus’s business, as they remove the effect of certain non-cash
items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and other non-operational,
non-recurring
items.
Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent of Adjusted EBITDA. These limitations include that the non-GAAP
financial measures:

•	exclude depreciation and amortization, and although these are non-cash expenses, the assets being depreciated may be replaced in the future;

•	do not reflect interest expense, or the cash requirements necessary to service interest on debt, which reduces cash available;

•	do not reflect the provision for or benefit from income tax that may result in payments that reduce cash available;

•	exclude non-recurring items which are unlikely to occur again and have not occurred before (e.g., the extinguishment of debt); and

•
may not be comparable to similar
non-GAAP
financial measures used by other companies, because the expenses and other items that Janus excludes in the calculation of these non-GAAP
financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP
financial measures when they report their operating results.

Because of these limitations, these
non-GAAP
financial measures should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
Net Income	$1,123,207	$11,017,468	$(9,894,262)	(89.8)%
Interest Expense	7,475,727	8,737,328	(1,261,601)	(14.4)%
Income Taxes	2,893,283	400,067	2,493,216	623.2%
Depreciation	1,506,337	1,402,779	103,558	7.4%
Amortization	6,790,812	6,686,217	104,595	1.6%

EBITDA	$19,789,366	$28,243,859	$(8,454,494)	(29.9)%
Loss (gain) on extinguishment of debt (2)	993,562	—	993,562	—%
COVID-19 related expenses (3)	12,808	265,738	(252,930)	(95.2)%
Transaction related expenses (4)	10,398,423	—	10,398,423	—%
Facility relocation (5)	50,692	—	50,692	—%
Share-based compensation (6)	2,059,223	—	2,059,223	—%
Change in fair value of contingent consideration (7)	686,700	—	686,700	—%
Change in fair value of derivative warrant liabilities (8)	1,928,500	—	1,928,500	—%

Adjusted EBITDA	$35,919,274	$28,509,597	$7,409,676	26.0%

	Six Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
Net Income	$15,842,028	$20,969,499	$(5,127,471)	(24.5)%
Interest Expense	15,601,797	18,678,476	(3,076,679)	(16.5)%
Income Taxes	2,738,389	770,292	1,968,097	255.5%
Depreciation	2,979,336	2,832,701	146,635	5.2%
Amortization	13,622,957	13,395,767	227,190	1.7%

EBITDA	$50,784,507	$49,960,518	$(5,862,228)	(10.3)%
BETCO transition fee (1)	—	15,000	(15,000)	(100.0)%
Loss (gain) on extinguishment of debt (2)	2,414,854	—	2,414,854	—%
COVID-19 related expenses (3)	209,263	265,738	(56,475)	(21.3)%
Transaction related expenses (4)	10,398,423	—	10,398,423	—%
Facility relocation (5)	67,645	—	67,645	—%
Share-based compensation (6)	2,059,223	—	2,059,223	—%
Change in fair value of contingent consideration (7)	686,700	—	686,700	—%
Change in fair value of derivative warrant liabilities (8)	1,928,500		1,928,500	—%

Adjusted EBITDA	$68,549,115	$56,927,473	$11,621,642	20.4%

(1)	Retainer fee paid to former BETCO owner, during the transition to a new President to run the business and related one-time-consulting fee.
(2)
Adjustment for loss (gain) on extinguishment of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2021 and the prepayment of debt in the amount of $61.6 million that occurred on June 7, 2021 in conjunction with the Business Combination. See
Liquidity and Capital Resources section.

(3)	Expenses which are one-time and non-recurring related to the COVID-19 pandemic. See Impact of COVID-19 section .
(4)	Transaction related expenses incurred as a result of the Business Combination on June 7, 2021 which consist of employee bonuses and the transaction cost allocation.
(5)	Expenses related to the facility relocation for Steel Storage.
(6)	Share-based compensation expense associated with Midco, LLC Class B Common units that fully vested at the date of the Business Combination.
(7)	Adjustment related to the change in fair value of contingent consideration related to the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
(8)	Adjustment related to the change in fair value of derivative warrant liabilities for the private placement warrants.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, days sales outstanding, inventory turns, days payable outstanding, capital expenditure forecasts, interest and principal payments on debt and income tax payments.
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings and borrowing availability under our existing credit facility. We believe our operating cash flows, including funds available under the line of credit, provide sufficient liquidity to support Janus’s liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, as well as to finance acquisitions and pay distributions to members.
Financial Policy
Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) return cash to shareholders through dividends and, (iii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings.
Liquidity Policy
We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations under both normal and stressed conditions. At Janus, we manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations, as well as capital allocation and growth objectives, throughout business cycles.
Cash Management
Janus manages its operating cash management activities through banking relationships for the domestic entities and international entities. Domestic subsidiaries monitor cash balances on a monthly basis and excess cash is transferred to Janus to pay down intercompany debt, interest on the intercompany debt and intercompany sales of products and materials and other services. International subsidiaries monitor excess cash balances on a periodic basis and transfer excess cash flow to Janus in the form of a dividend. Janus compiles a monthly standalone business unit and consolidated
13-week
cash flow forecast to monitor various cash activities and forecast cash balances to fund operational activities.
Holding Company Status
Janus International Group, Inc. was formed to consummate the business combination and act as a holding Company of the Group, as such owns no material assets and does not conduct any business operations of its own. As a result, Janus International Group, Inc. is largely dependent upon cash dividends and distributions and other transfers from its subsidiaries to meet obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or make other distributions to us.
Foreign Exchange
We have operations in various foreign countries, principally the United States, the United Kingdom, France, Australia, and Singapore. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.
LIBOR Reform
In connection with the potential transition away from the use of the LIBOR as an interest rate benchmark, we are currently in the process of identifying and managing the potential impact to Janus. The majority of Janus’s exposure to LIBOR relates to the Amendment No. 3 1st Lien note payable which is discussed further below.

Debt Profile

	Principal Amount	Issuance Date	Maturity Date	Interest Rate		Net Carrying Value
						June 26, 2021	December 26, 2020
Notes Payable - 1st Lien	$470,000,000/	February 2018/ August 2019	February 1, 2025	4.75	% 1	$—	$562,363,000
Notes Payable - 1st Lien B2	$75,000,000/	March 1, 2019	February 1, 2025	5.50	% 2	—	73,875,000
Notes Payable - Amendment No. 3 1st Lien	$634,607,146/	February 1, 2021	February 1, 2025	4.25	% 3	573,000,000	—

Total principal debt						573,000,000	636,238,000
Less unamortized deferred finance fees			February 1, 2025			9,079,684	12,110,329
Less: current portion of long-term debt						6,346,071	6,523,417

Long-term debt, net of current portion						$557,574,245	$617,604,254

(1)	The interest rate on the 1st Lien term loan as of December 26, 2020, was 4.75%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.75%
(2)	The interest rate on the 1st Lien B2 term loan as of December 26, 2020, was 5.50%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 4.50%
(3)
The interest rate on the Amendment No. 3 1st Lien term loan as of June 26, 2021, was 4.25%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%

Janus maintained one letter of credit totaling approximately $0.3 million and $0.3 million as of June 26, 2021 and December 26, 2020, respectively, on which there were no balances due. In addition, Janus maintained a line of credit totaling $50.0 million on which there was no balance outstanding as of June 26, 2021 and December 26, 2020.
In conjunction with the Business Combination with Juniper, Janus pre-paid
approximately $61.6 million of existing 1st Lien Term Loan Debt upon the closing of the Transactions and the business becoming a public company. As a result of the prepayment a loss on extinguishment of debt of approximately $1.0 million was recognized. The loss is included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income.
On February 12, 2018, Janus was acquired by a private equity group. As a result of the acquisition, Janus originated a 1st Lien notes payable with a syndicate of lenders in the original amount of $470.0 million with interest payable in arrears. The interest rate on the facility was based on a Base Rate, unless a LIBOR Rate option was chosen by Janus. If the LIBOR Rate was elected, the interest computation was equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate was elected, the interest computation was equal to the Base Rate plus the Base Rate Margin. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of June 2018 with the remaining principal due on the maturity date of February 12, 2025. The 1st Lien loan bore interest, as chosen by Janus, at a floating rate per annum consisting of the LIBOR subject to a 1.00% floor, plus an applicable margin percent (total rate of 4.75% as of December 26, 2020).
On August 9, 2019, the 1st Lien notes payable was amended to increase the notes payable by $106.0 million. Interest on the 1st lien was payable in arrears, and the interest rate on the facility was based on a Base Rate, unless a LIBOR Rate option was chosen by Janus. If the LIBOR Rate was elected, the interest computation was equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate was elected, the interest computation was equal to the Base Rate plus the Base Rate Margin. Previous to the amendment of the 1st Lien, the 1st Lien notes payable outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of June 2018 with the remaining principal due on the maturity date of February 12, 2025. The 1st Lien loan bore interest, as chosen by Janus, at a floating rate per annum consisting of the London InterBank Offered Rate plus an applicable margin percent (total rate was 4.75% as of December 26, 2020).
On July 21, 2020, Janus repurchased approximately $2.0 million of principal amount of the 1st Lien at an approximate $0.3 million discount, resulting in a gain on the extinguishment of debt of approximately $0.3 million.

On March 1, 2019, the 1st Lien B2 notes payable was originated in the amount of $75.0 million comprised of a syndicate of lenders, with interest payable in arrears. The interest rate on the facility was based on a Base Rate, unless a LIBOR Rate option is chosen by Janus. If the LIBOR Rate was elected, the interest computation was equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate was elected, the interest computation was equal to the Base Rate plus the Base Rate Margin. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of June 2019 with the remaining principal due on the maturity date of February 12, 2025. The 1st Lien B2 loan bore interest, as chosen by Janus, at a floating rate per annum consisting of the LIBOR plus an applicable margin percent (total rate of 5.50% as of December 26, 2020).
On February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans. The Amended debt is comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634.6 million with interest payable in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the base rate is elected, the interest computation is equal to the base rate plus the base rate margin. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of March 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the Amended loan bears interest at a floating rate per annum consisting of LIBOR plus an applicable margin percent (total rate of 4.25% as of June 26, 2021). The debt is secured by substantially all business assets.
On February 12, 2018, Janus entered into a revolving line of credit facility with a domestic bank replacing the Predecessor revolving line of credit. The line of credit facility is for $50.0 million with interest payments due in arrears that matures on February 12, 2023. The interest rate on the facility is based on a Base Rate, unless a LIBOR Rate option is chosen by Janus. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of June 26, 2021 and December 26, 2020, the interest rate in effect for the facility was 3.50% and 3.50% respectively. The line of credit is secured by accounts receivable and inventories.
The revolving line of credit facility, 1st Lien note payable, 1st Lien B2 note payable, and Amendment No. 3 1st Lien note payable contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 26, 2021, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
Statement of cash flows
The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
Six month period ended June 26, 2021 compared to Period ended June 27, 2020:

	June 26, 2021	June 27, 2021	Variance
			$	%
Net cash provided by (used in) operating activities	$44,822,882	$50,534,000	$(5,711,118)	(11.3)%
Net cash provided by (used in) investing activities	(5,478,081)	(8,388,248)	2,910,167	(34.7)%
Net cash provided by (used in) financing activities	(69,502,870)	(4,545,675)	(64,957,195)	1429.0%
Effect of foreign currency rate changes on cash	191,035	(1,091,444)	1,282,479	(117.5)%

Net (decrease) increase in cash and cash equivalents	$(29,967,034)	$36,508,633	$(66,475,667)	(182.1)%

Net cash provided by operating activities
Net cash provided by operating activities decreased by $5.7 million to $44.8 million for the period ended June 26, 2021 compared to $50.5 million for the period ended June 27, 2020. This was primarily due to an increase of $1.3 million to net income adjusted for non-cash
items and an investment in net working capital of $4.3 million to continue to support revenue growth, which was driven by a $0.4 million deterioration in prepaid and other current assets, $10.4 million deterioration in inventory to ensure supply to our plants in the current raw material constrained environment and a $20.5 million deterioration in accounts receivable and deferred revenue offset by a $15.0 million improvement in accounts payable, and a $12.0 million improvement in other accrued expenses. Additionally, there was a $2.8 million deterioration in other assets and long-term liabilities.

Net cash used in investing activities
Net cash used in investing activities increased by $2.9 million for the period ended June 26, 2021 as compared to the period ended June 27, 2020. This decrease was driven primarily by the acquisition of Steel Storage in January of 2020 with net payment of $4.6 million as compared with the net payment of $1.6 million for the G&M Stor-More Pty Ltd. acquisition made in January 2021 which was partially offset by a slight increase in capital expenditures for the period ended June 26, 2021 as compared with the period ended June 27, 2020 to continue to support our strategic growth initiatives.
Net cash used in financing activities
Net cash used in financing activities decreased by $65.0 million for the period ended June 26, 2021 as compared to the period ended June 27, 2020. This increase was driven primarily by an increase of $59.0 million in principal payments of long-term debt and a $3.8 million increase in net distributions paid to members. The increase in the principal payments of long-term debt was primarily attributed to the prepayment of approximately $61.6 million of existing 1st Lien Term Loan Debt upon the closing of the Business Combination and the business becoming a public company. As a result of the business combination, the Company received $334.9 million related to proceeds from the merger and $250.0 million in proceeds from PIPE. In addition, the Company paid $541.7 million to Midco, LLC unitholders and $44.5 million in transaction costs.
Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to M&A, dividends, stock repurchases, capital expenditures, and debt pay-downs.
The timing, declaration and payment of future dividends, falls within the discretion of the Janus’s Board of Directors and will depend upon many factors, including, but not limited to, Janus’s financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.
Contractual Obligations
Summarized below are our contractual obligations as of June 26, 2021 and their expected impact on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long Term Debt Obligations	$573,000,000	$4,759,554	$12,692,142	$555,548,304	$—
Operating Leases	39,224,549	5,045,411	8,516,489	6,683,624	18,979,025
Long Term Supply Contracts (1)	792,692	792,692	—	—	—
Other Long Term Liabilities (2)	2,885,874	179,023	1,347,933	209,040	1,149,878

Total	$615,903,115	$10,776,680	$22,556,564	$562,440,968	$20,128,903

(1)	Long Term Supply Contracts relate to the multiple fixed price agreements.
(2)	Other Long-Term Liabilities primarily consists of FICA deferral under the CARES Act due in 1-3 years and additional deferred leasing obligations.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, Janus also had another commitment for which it is contingently liable as of June 26, 2021 consisting of an outstanding letter of credit of $0.3 million.
Off-Balance
Sheet Arrangements
As of June 26, 2021, we did not have any
off-balance
sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Related Party Transactions
Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core has entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group for the three and six months ended June 26, 2021 and June 27, 2020 of approximately $1,124,000 and $1,763,000 and $3,739,000 and $3,692,000, respectively. Approximately $869,000 of the Class A Preferred Unit holders group management fees were accrued and unpaid as of December 26, 2020 and no fees were accrued and unpaid as of June 26, 2021. As a result of the Business Combination the MMSA was terminated effective June 7, 2021.
As of June 27, 2020, there were related party sales of approximately $1,000 from the Company to its Mexican Joint Venture and no related party sales as of June 26, 2021. For the three months ended June 26, 2021 and June 27, 2020 there were no related party sales to the Mexican Joint Venture.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a member of the board of directors of Group. Rent payments paid to Janus Butler, LLC for the three and six months ended June 26, 2021 and June 27, 2020, were approximately $37,000 and $36,000 and $86,000 and $73,000, respectively. The lease extends through July 31, 2021, with monthly payments of approximately $12,000 with an annual escalation of 1.5%.
Janus Core is a party to a lease agreement with 134 Janus International, LLC, an entity majority owned by a member of the board of directors of Group. Rent payments paid to 134 Janus International, LLC in the three and six months ended June 26, 2021 and June 27, 2020, were approximately $114,000 and $112,000 and $229,000 and $223,000, respectively. The lease extends through September 30, 2021, with monthly payments of approximately $38,000 per month with an annual escalation of 2.5%.
The Group leases a distribution center in Fayetteville, Georgia from French Real Estate Investments, LLC, an entity partially owned by a shareholder of the Group. Rent payments paid to French Real Estate Investments, LLC for the three and six months ended June 26, 2021 and June 27, 2020, were approximately $26,000 and $26,000 and $53,000 and $53,000, respectively. The lease extends through July 31, 2022, with monthly payments of approximately $9,000 per month. The Group additionally acquired a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in June 2020 to extend the term until March 1, 2030, with monthly lease payments of $66,000 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the three and six months ended June 26, 2021 and June 27, 2020, were approximately $199,000 and $197,000 and $397,000 and $346,000, respectively..
See Note 12 – “Related Party Transactions” in the accompanying interim Consolidated Financial Statements, respectively.
Subsequent Events
For the quarterly consolidated financial statements as of June 26, 2021, Janus has evaluated subsequent events through the financial statements issuance date.
On July 27, 2021, the Company announced that it has signed a definitive agreement to acquire DBCI, a manufacturer of steel roll-up doors and building products for both the commercial and self-storage industries and a part of Cornerstone Building Brands (NYSE: CNR). The acquisition broadens Janus’s customer set by gaining direct access to DBCI’s core general contractor and distributor base and provides an opportunity to deliver more comprehensive, value-added solutions for DBCI’s customers from Janus.
Critical Accounting Policies and Estimates
For the critical Accounting Policies and Estimates used in preparing Janus’s unaudited consolidated financial statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
The unaudited consolidated financial statements have been prepared in accordance with GAAP. To prepare these financial statements, Janus makes estimates, assumptions, and judgments that affect what Janus reports as its assets and liabilities, what Janus discloses as contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented.
In accordance with Janus’s policies, Janus regularly evaluates its estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, inventory, accounts receivable, depreciation and amortization, contingencies, goodwill and other long lived asset impairment, unit-based compensation, derivative warrant liability, contingent consideration, and income taxes and bases its estimates, assumptions, and judgments on its historical experience and on factors Janus believes reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If Janus’s assumptions or conditions change, the actual results Janus reports may differ from these estimates. Janus believes the following critical accounting policies affect the more significant estimates, assumptions, and judgments Janus uses to prepare these consolidated financial statements.

Emerging Growth Company Status
Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging
growth companies or (ii) within the same time periods as private companies. Janus qualifies as an emerging growth company. Janus intends to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.
Revenue Recognition
Under ASC 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Our performance obligations include material, installation, and software support fees for the Nokē Smart Entry solution. Material revenue is recognized at a point in time when the product is transferred to the customer which is at the time of a customer pickup or when the delivery of the material to the customer takes place. Installation services are a separate single performance obligation and revenue is recognized over time based upon appropriate input measures. Revenue for software support fees is recognized over time for the period the software support revenue covers. For contracts with multiple performance obligations, the standalone selling price is readily observable. Our revenues are generated from contracts with customers and the nature, timing, and any uncertainty in the recognition of revenues is not affected by the type of good, service, customer or geographical region to which the performance obligation relates. Payment terms are short-term, are customary for our industry and in some cases, early payment incentives are offered.
Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet.
Contracts that include installation are billed via payment requests (normally The American Institute of Architects (AIA) standard construction documents) instead of Company-generated invoices. The pay requests will often be submitted during the month following the period in which the revenues have been recognized, resulting in unbilled accounts receivable (costs and estimated earnings in excess of billings on uncompleted contracts) at the end of any given period. Accounts receivable also include any retention receivable under contracts.
Janus elected to apply an accounting policy election which permits an entity to account for shipping and handling activities as fulfillment activities rather than a promised good or service when the activities are performed, even if those activities are performed after the control of the good has been transferred to the customer. Therefore, Janus expenses shipping and handling costs at the time revenue is recognized. Janus classifies shipping and handling expenses in Cost of Sales in the Consolidated Statements of Operations and Comprehensive Income.
Janus elected a practical expedient which allows an entity to recognize the promised amount of consideration without adjusting for the time value of money if the contract has a duration of one year or less, or if the reason the contract extended beyond one year is because the timing of delivery of the product is at the customer’s discretion. Janus’s contracts typically are less than one year in length and do not have significant financing components.
Janus has not experienced significant returns, price concessions or discounts to give rise to any portfolio having variable consideration. Based on this, Janus has concluded the returns, discounts and concessions are not substantive and do not materially impact the adoption and continued application of ASC 606.
Allowance for doubtful accounts
Based upon review of the outstanding receivables, historical collection information and existing economic conditions, Janus has established an allowance for doubtful accounts and other returns not yet processed. Janus has incorporated a general and specific reserve component which are reviewed and updated monthly. Janus does not typically charge interest on past due accounts.

Inventories
Inventory is costed based on management estimates associated with material costs and allocations of certain labor and overhead cost pools for which a portion is ultimately captured within inventory costs. Inventories are measured using the first-in,
first-out
(FIFO) method. Labor and overhead costs associated with inventory produced by Janus are capitalized. Inventories are stated at the lower of cost or net realizable value.
Janus maintains a reserve with general and specific components for inventory obsolescence. The general component of the reserve is updated monthly whereas the specific component is adjusted on a periodic basis to ensure that all slow moving and obsolete inventory items are appropriately accrued for. At the end of each quarter, management within each business entity, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete, excess or slow moving. Management assesses the need for and the amount of any obsolescence write-down based on customer demand for the item, the quantity of the item on hand and the length of time the item has been in inventory.
Property and Equipment
Property and equipment acquired in business combinations are recorded at fair value, when material, as of the acquisition date and are subsequently stated less accumulated depreciation. Property and equipment otherwise acquired are stated at cost less accumulated depreciation. Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset. Leasehold Improvements are amortized over the shorter of the lease term or their respective useful lives. Maintenance and repairs are charged to expense as incurred.
The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Manufacturing machinery and equipment	3-7 years
Office furniture and equipment	3-7 years
Vehicles	3-5 years
Leasehold improvements	Over the shorter of the lease term or respective useful life
Goodwill
Janus reviews goodwill for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that its more likely than not that the goodwill may be impaired. If such circumstances or conditions exist, management applies the two step process under ASC
350-20;
first, the Company compares the fair value of the reporting unit with its carrying amount, and second, if the fair value of the reporting is less than its carrying amount, the Company compares the implied fair value of the reporting unit’s goodwill with its carrying amount and records an impairment charge to the extent the carrying amount of the goodwill exceeds its implied fair value. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment).
Janus measures the fair value of the reporting units to which goodwill is allocated using an income based approach, a generally accepted valuation methodology, using relevant data available through and as of the impairment testing date. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key estimates and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, a weighted average cost of capital used to discount future cash flows, and a review with comparable market multiples for the industry segment as well as our historical operating trends, all of which are subject to uncertainty. Future adverse developments relating to such matters as the growth in the market for our reporting units, competition, general economic conditions, and the market appeal of products or anticipated profit margins could reduce the fair value of the reporting units and could result in an impairment of goodwill in the reporting unit.
Intangible Assets
Fair values assigned to the definite life intangible assets, consisting of customer relationships, noncompete agreements, backlog and other intangibles (i.e., software) are amortized on the straight-line basis over estimated useful lives less than 15 years. Such assets are periodically evaluated as to the recoverability of their carrying values. In determining the impairment of intangible assets, management considers an analysis under ASC
360-10-35-21.
If an intangible asset is tested for recoverability and the undiscounted estimated future cash flows to which the asset relates is less than the carrying amount of the asset, the asset costs is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of the intangible asset exceeds its fair value.

Trade names and trademarks have been identified as indefinite-lived intangible assets and are not amortized, but instead are tested for impairment annually or when indicators of impairment exist.
The estimated useful lives for each major classification of intangible asset are as follows:

Trademark and Trade Name	Indefinite
Customer Relationships	10-15 years
Non-Competition Agreement	3-8 years
Software	10 years
Backlog	Less than 1 year
Significant judgment is also required in assigning the respective useful lives of intangible assets. Our assessment of intangible assets that have a finite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, churn rate, operating plans, cash flows (i.e., economic life based on the discounted and undiscounted cash flows), future usage of intangible assets, and the macroeconomic environment. The costs of finite-lived intangible assets are amortized to expense over the estimated useful life.
Potential changes in the underlying judgments, assumptions, and estimates used in our valuations of acquired intangible assets could result in different estimates of the future fair values. A potential increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.
The approaches used for determining the fair value of the trade names, customer relationships, non-compete
agreements, and other intangibles acquired depends on the circumstances and can include the following:

•	The income approach (within the income approach, various methods are available such as multi-period excess earnings, with and without, incremental and relief from royalty methods).

•
In each method, a tax amortization benefit is included, which represents the tax benefit resulting from the amortization of that intangible asset depending on the tax jurisdiction where the intangible asset is held.

•	The cost approach – this approach estimates the cost to recreate the intangible assets and is used when cash flows about the intangible asset are not easily available.
Long-Lived Asset Impairment
Janus evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows to which the asset relates is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No such charges were recognized during the periods presented.
Using a discounted cash flow method involves significant judgment and requires Janus to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. If facts and circumstances change, the use of different estimates and assumptions could result in a materially different outcome. Janus generally develops these forecasts based on recent sales data for existing products, acquisitions, and estimated future growth of the market in which Janus operates.
Income Taxes
Prior to June 7, 2021, the Company was a limited liability company taxed as a partnership for U.S. federal income tax purposes. The Company was generally not directly subject to income taxes under the provisions of the Internal Revenue Code and most applicable state laws. Therefore, taxable income or loss was reported to the members for inclusion in their respective tax returns.
After June 7, 2021, the Group is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws . The Group’s effective tax rate is based on pre-tax
earnings, enacted U.S. statutory tax rates,
non-deductible
expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico will be reflected in the income tax returns filed under that country’s jurisdiction. The Group’s provision for income taxes consists of provisions for federal, state, and foreign income taxes.

The provision for income taxes for the three and six months ended June 26, 2021 and June 27, 2020 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
Management of Janus is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. Based on Janus’s evaluation, Janus has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense on the consolidated statements of operations.
Janus recognizes accrued interest associated with uncertain tax positions as part of interest expense and penalties associated with uncertain tax positions as part of other expenses.
Business combinations
Under the acquisition method of accounting, Janus recognizes tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Janus records the excess of the fair value of the purchase consideration, plus fair value of noncontrolling interest, plus fair value of preexisting interest in the acquiree over the value of the net assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. Janus uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories, and legal counsel or other advisors to assess the obligations associated with legal, environmental or other claims. Critical estimates in valuing customer relationships, noncompete agreements, trademarks and tradenames, and other intangible assets (e.g., backlog, software, and technology) acquired, include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material.
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We generally determine the fair value of the contingent consideration using the Monte Carlo simulation, and Probability-Weighted Payment method. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating expenses within the Consolidated Statements of Operations and Comprehensive Income. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period.
Equity Incentive Plan and Unit Option Plan
2021 Equity Incentive Plan
Effective June 7, 2021, Group implemented an equity incentive program designed to enhance the profitability and value of its investment for the benefit of its shareholders by enabling
Group to offer eligible directors, officers and employees equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s shareholders. As of June 26, 2021 no awards were granted to any individuals under the Plan.
2018 Equity Incentive Plan
After being acquired by CCG on February 12, 2018, Intermediate implemented a new equity incentive program (the “2018 Plan”) on March 15, 2018 designed to enhance the profitability and value of its investment for the benefit of its members by enabling Janus to offer eligible individuals equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Parent’s members. Under the 2018 Plan, incentive units are issued in the form of Class B Common Unit awards that are subject to either service condition (the “Time Vesting Units”) or market and implied performance vesting conditions (the “Performance Vesting Units”). Implied performance condition, which is a liquidity event such as an IPO or change in control, exists as the achievement of the market condition is only likely upon the occurrence of such liquidity events. Janus measures and recognizes compensation expense for all incentive units granted based on the estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period for Time Vesting Units while compensation expense for Performance Vesting Units are not recognized until the implied performance condition is achieved. If the market condition is not yet achieved at the time that performance condition is achieved, the proportionate amount of compensation expense recognized on a straight-line basis over the derived service period will be recognized and the remaining compensation cost will be recognized on a straight-line basis over the remaining derived service period regardless of whether the market condition is ultimately achieved. Forfeitures are recognized as they occur.
For Time Vesting Units granted in fiscal 2018, Janus used a market approach, specifically the subject company transaction method (the “Backsolve” method), weighted on the probability of Janus’s Performance Vesting Units achieving the vesting conditions to estimate the fair value of Janus’s equity. Monte Carlo simulations were used to determine the probability. The Backsolve method was used since it is based on the terms of the then-recent acquisition of Janus by CCG in February 2018, representing the most reliable indication of value. The Black-Scholes option pricing model (“BSOPM”) was used to allocate the equity value to different classes of equity, with inputs for unit value of Janus, term to exit, risk-free rate, expected volatility, and exercise price. For Performance Vesting Units granted in fiscal 2018, Janus used a combination of probability analysis and Monte Carlo Simulation to estimate the fair value with inputs for Janus’s equity value, risk-free rate, expected volatility, expected tax and non-tax
distributions, probability of merger and acquisition, expected term of the awards, and expected timing of achieving the vesting conditions. Discount for lack of marketability was applied in the valuation of all grants.
For Time Vesting Units granted in fiscal 2019 and fiscal 2020, Janus used a combination of the income and market approach, guideline public company method and comparable transaction method equally to estimate the fair value of Janus’s equity. Key inputs and assumptions to the valuation include income tax rate estimate, revenue, capital expenditure, change in net working capital, operating expense, and depreciation forecasts. BSOPM was used to allocate the equity value to different classes of equity, with inputs for unit value of Janus, term to exit, risk-free rate, expected volatility, and exercise price. For Performance Vesting Units granted in fiscal 2019 and fiscal 2020, Janus used a combination of probability analysis and Monte Carlo Simulation to estimate the fair value with inputs for Janus’s equity value, risk-free rate, expected volatility, expected tax and non-tax
distribution, probability of merger and acquisition, expected term of the award, and expected timing of achieving the vesting condition. Discount for lack of marketability was applied in the valuation of all grants.
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. See Note 10, “Equity Incentive Plan and Unit Option Plan,” of the accompanying unaudited consolidated financial statements for more information. Effective June 7, 2021 this plan was terminated as a result of the Business Combination transaction closing.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU
2016-13,
as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
In January 2017, the FASB issued ASU
2017-04,
Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Upon adoption, the guidance is to be applied prospectively. ASU
2017-04
is effective for Emerging Growth Companies in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU
2017-04
on the consolidated financial statements and does not expect a significant impact of the standard on the consolidated financial statement.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective for all entities as of March 12, 2020, and will apply through December 31, 2022. Janus is currently evaluating the impact this adoption will have on Janus’s consolidated financial statements.

In June 2020, the FASB issued ASU
2020-05,
which deferred the effective date for ASC 842, Leases, for one year. For private companies, the leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption would continue to be allowed. The Company is evaluating the impact the standard will have on the consolidated financial statements; however, the standard is expected to have a material impact on the consolidated financial statements due to the recognition of additional assets and liabilities for operating leases.
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update
2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for Janus beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. Janus is currently evaluating the impact of this standard on Janus’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exposures
We are exposed to foreign currency exchange risk related to currency translation exposure because the operations of our subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates; particularly, the United Kingdom and Australia. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured
into the functional currency, with the resulting gain or loss recorded in other income (expense) in our income statement. In turn, subsidiary income statement balances that are denominated in currencies other than the U.S. dollar are translated into U.S. dollars, our functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. We do not currently hedge our foreign exchange transaction or translation exposure but may consider doing so in the future.
Other comprehensive income (loss) includes foreign currency translation adjustments.
Commodity/raw material price exposures and concentration of supplier risk
Our biggest commodity group spend is steel coils, which is subject to price volatility due to external factors, and comprises approximately, 66.7%, 65.4% and 61.3% of commodity spend on a consolidated level for the Combined 2018 Predecessor Period and Successor Period, the fiscal year ended December 28, 2019 and the fiscal year ended December 26, 2020, respectively. For the period ended June 26, 2021 and period ended June 27, 2020, steel coils comprised approximately, 61.5% and 62.4% of commodity spend, respectively. Historically, exposures associated with these costs were primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices for spot market purchases were negotiated on a continuous basis in line with the market at the time. Other than short term supply contracts and occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed
basis. In early 2020, we entered into multiple fixed price agreements to combat fluctuations in the price of steel locking in prices and will continue to do so in the future. These fixed price agreements expect to cover 35% of estimated steel purchases for fiscal year end 2021. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.
Interest rate exposure
Our outstanding borrowing under our credit facilities includes the Amendment No. 3 to 1st Lien term loan for $634.6 million. These borrowings accrue interest at our option of (i) a LIBOR rate, subject to a 1.00% floor, plus the applicable margin or (ii) a base rate (i.e., prime rate or federal funds rate) plus the applicable margin.

We also have a $50 million credit facility, which has no outstanding balance as of June 26, 2021, that accrues interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin.
We experience risk related to fluctuations in the LIBOR rate and base rate at any given time. The interest rate on the Amendment No. 3 to 1st Lien term loan was the LIBOR rate plus 3.25% on June 26, 2021.
Taking into account the LIBOR floor of 1.0%, a hypothetical increase or decrease in 100 basis points of the LIBOR rate on the amounts outstanding under the Amendment No. 3 to 1st Lien term loan as of June 26, 2021, would have led to an approximate $0.8 million increase and no decrease in the interest expense of the Amendment No. 3 to 1st Lien term loan. Historically, our management entered into interest rate hedges, but has not done so within the periods presented. Management would consider using such mitigating strategy in the future to combat potential exposure.
Credit risk
As of June 26, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, Europe, Singapore, and Australia, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale of products and services to established customers. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed, deposits are required for select customers, and lien rights on any jobs in which we provide subcontracted installation services are available. As of June 26, 2021, our top 10 customers represented less than 30% of our gross trade accounts receivable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q.
The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and
15d-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q,
our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule
13a-15(d)
or
15d-15(d)
of the Exchange Act during the period covered by this Quarterly Report on Form
10-Q,
that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
outbreak. We are continually monitoring and assessing the
COVID-19
situation and our internal controls to minimize any impact on their design and operating effectiveness.
Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
As discussed in the Risk Factors of our registration statement filed on Form S-4 on March 22, 2021, the Company identified an unremediated material weakness related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) as of December 26, 2020.
The material weakness relates to the Company’s failure to implement and maintain appropriate information technology controls, including appropriate logical security application and segregation of duties. The lack of these information technology controls (when combined with procedure and control deficiencies) prevent the Company from achieving complete, accurate, and timely financial accounting, reporting, and disclosures. As a result, monitoring was not at a sufficient level of precision to provide for the appropriate level of oversight of activities related to the Company’s internal control in connection with its financial reporting. Specifically, the Company does not maintain an adequate review and approval process for certain journal entries and account reconciliations. In addition, users had excessive rights which caused segregation of duties conflicts and users possessed excessive administration or security access across several of the IT applications that support the Company’s financial reporting.

Remediation of the identified material weaknesses and strengthening our internal control environment is a priority for us in 2021. In response to the material weakness, the Company has hired a Director of Internal Audit and has engaged third party consultants to assess the design and implementation of controls over financial reporting. Specific corrective actions are also underway to address the deficiencies related to the material weakness. The material weaknesses cannot be considered remediated until the applicable controls have been identified and implemented and have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
As of the date of this Quarterly Report on Form
10-Q,
we were not party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form
10-Q,
including our unaudited consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form
10-Q
before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
Risks Relating to Our Business and Industry
Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel.
The success of our business is dependent upon our ability to hire, retain and utilize qualified personnel, including engineers, craft personnel and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.
In addition, if any key personnel leave or retire from our company, we need to have appropriate succession plans in place and to successfully implement such plans, which requires devoting time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business, financial condition and results of operations.
The recent
coronavirus (COVID-19) pandemic
and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.
The global spread of the
coronavirus (COVID-19) and
the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. A large portion of our professional workforce has had to spend a significant amount of time working from home, which impacts their productivity. International and domestic travel has been severely curtailed, which required the cancellation of dozens of partner and potential partner meetings and the rescheduling to virtual and telephonic forums for other such meetings. Many productions are paused, including productions of third parties who supply us with necessary product. Additionally, trade shows have been cancelled globally, which is a where we have significant interactions with customers and suppliers. Other partners have similarly had their operations altered or temporarily suspended by government mandated shutdowns, both domestically and globally, including distribution partners and those partners that we use for our operations as well as development, production and post-production services. To the extent the resulting economic disruption is severe, we could see some partners and vendors go out of business, resulting in reduced demand from distributors and consequent reduction in forecasted revenue and potential increased write-downs of accounts receivable, as well as supply constraints and increased costs or delays to our production. Such production pauses may cause us temporarily to have less products available to provide our services in subsequent quarters, which could negatively impact demand for our products and services. Temporary production pauses or permanent shutdowns in production could result in asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.
Notwithstanding our continued operations and performance,
the COVID-19 pandemic
may continue to have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins as a result of preventative and precautionary measures that we, other businesses, and governments are taking. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or
as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent to which the COVID-19 pandemic
may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects.
In addition to the potential direct impacts to our business, the global economy is likely to be significantly weakened as a result of the actions taken in response to COVID-19. To
the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, we could see our business and results of operation negatively impacted. Additionally, if we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic
and may take further actions that alter our business operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.
We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.
We face intense competition to provide technical, professional and construction services to clients. The markets we serve are highly competitive, and we compete against many local, regional and national companies.
The extent of our competition varies by industry, geographic area and project type. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Competition can place downward pressure on our contract prices and profit margins, and may force us to accept contractual terms and conditions that are less favorable to us, thereby increasing the risk that, among other things, we may not realize profit margins at the same rates as we have seen in the past or may become responsible for costs or other liabilities we have not accepted in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which, if significant, could have a material adverse impact on our business, financial condition and results of operations.
Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.
Our business strategy involves growth through, among other things, the acquisition of other companies. We try to evaluate companies that we believe will strategically fit into our business and growth objectives, including, for example, our acquisition of NOKE in December 2018. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results.

We may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that do not get completed), and we may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively affect and cause significant volatility in our financial results.
In addition, we have assumed, and may in the future assume, liabilities of the company we are acquiring. While we retain third-party advisors to consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to us. If there are unknown liabilities or other obligations, our business could be materially affected.
Our dependence on, and the price and availability of, raw materials (such as steel coil) as well as purchased components may adversely affect our business, results of operations and financial condition.
We are subject to fluctuations in market prices for raw materials such as steel and energy. In recent years, the prices of various raw materials have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such as have occurred with the cost and availability of steel coil and related products. Additionally, although most of the raw materials and purchase components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods or services sold, our business, results of operations and financial condition may be adversely affected.
The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition and results of operations.
We are a party to claims and litigation in the normal course of business. Since we engage in engineering and construction activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution and environmental damage and be brought by our clients or third-parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third-parties may refuse or be unable to pay it.
We may be subject to liability if we breach our contracts, and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with organizations using our products and services, as well as vendors and other companies with which we do business. We may breach these commitments, whether through a weakness in our procedures, systems, and internal controls, negligence, or through the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, as well as disruptions in our services, failures or disruptions to our infrastructure, catastrophic events and disasters, or otherwise.
In addition, our insurance may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention. Further, such insurance may not be available to us in the future on economically reasonable terms, or at all.

We are potentially subject to taxation related risks in multiple jurisdictions, and changes in U.S. tax laws, in particular, could have a material adverse effect on our business, cash flow, results of operations or financial condition.
We are a U.S.-based company potentially subject to tax in multiple U.S.
and non-U.S. tax
jurisdictions. Significant judgment will be required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the Code. The Tax Act was recently amended by the Coronavirus Aid, Relief, and Economic Security Act in 2020. Certain provisions of the Tax Act may adversely affect us. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. Furthermore, the Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. Additional interpretive guidance may be issued by the U.S. Internal Revenue Service, the U.S. Department of the Treasury or another governing body that may significantly differ from our interpretation of the Tax Act, which may result in a material adverse effect on our business, cash flow, results of operations or financial condition. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S.
or non-U.S. tax
authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including user and corporate information, or theft of intellectual property, including digital assets, which could adversely impact our financial condition or harm our reputation.
Our reputation and ability to attract, retain and serve our users is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third parties that we utilize in our operations. These systems may be subject to cyber incident, damage or interruption from earthquakes, adverse weather conditions, lack of maintenance due to the COVID-19 pandemic,
other natural disasters, terrorist attacks, power loss or telecommunications failures. Additionally, threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Interruptions in, destruction or manipulation of these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our services. Service interruptions, errors in our software or the unavailability of computer systems used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.
Our computer systems, mobile and other applications and systems of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks and loss of confidentiality, integrity or availability, both from state-sponsored and individual activity, such as hacks, unauthorized access, computer viruses, denial of service attacks, physical or electronic break-ins and
similar disruptions and destruction. Such systems may periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data (including customer and corporate information) or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. From time to time, we have experienced an unauthorized release of certain digital assets, however, to date these unauthorized releases have not had a material impact on our service or systems. There is no assurance that hackers may not have a material impact on our service or systems in the future. There is no 100% security guarantee. Our insurance may cover some, but not necessarily all expenses/losses associated with a cyber-attack and resultant business disruption. Any significant disruption to our service or access to our systems could result in a loss of users, liability and adversely affect our business and results of operation.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party Web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our users.
We face system security risks as we depend upon automated processes and the Internet and we could damage our reputation, incur substantial additional costs and become subject to litigation if our systems are penetrated.
We are increasingly dependent upon automated information technology processes, and many of our new customers come from the telephone or over the Internet. Moreover, the nature of our business involves the receipt and retention of personal information about our customers. We also rely extensively on third-party vendors to retain data, process transactions and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate our confidential information, create system disruptions, or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue our services.
If we are unable to attract and retain team members or contract with third parties having the specialized skills or technologies needed to support our systems, implement improvements to our customer-facing technology in a timely manner, quickly and efficiently fulfill our customers products and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected.
Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, providers and strategic partners, and to our ability to attract new customers, providers and strategic partners. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, providers, and partners. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, providers, and partners, which could harm our business, financial condition and results of operations.
Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and results of operations.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. This has especially been the case in 2020 as a result of the COVID-19 pandemic.
Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our offerings, which could adversely affect our ability to complete current projects and attract new customers.

A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our platform or seek to lower their costs by exploring alternative providers or our competitors. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.
If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business and financial results could be materially adversely affected.
Our success depends on our continued innovation to provide product and service offerings that make our products and service offerings useful for consumers. Accordingly, we must continually invest resources in product, technology and development in order to improve the comprehensiveness and effectiveness of our products and service offerings and effectively incorporate new technologies into them. These product, technology and development expenses may include costs of hiring additional personnel and of engaging third-party service providers and other research and development costs.
Without innovative products and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain customers, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the self-storage and commercial markets. We may penetrate additional vertical markets in order to aid in our long-term growth goals. Our success in the self-storage and commercial markets depends on our deep understanding of these industries. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them.
Our management team has limited experience managing a public company and we will incur increased costs and reporting obligations as a result of our public company status.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. As a result, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past. These expenses will increase once we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and NYSE, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (our predecessor), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds

$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.
Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, financial condition and results of operations could be harmed.
We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, financial condition and results of operations could be harmed.
Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.
Our past growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

•	increase the number of customers;

•	further improve the quality of our products and service offerings, and introduce high-quality new products;

•	timely adjust expenditures in relation to changes in demand for the underlying products and services offered;

•	maintain brand recognition and effectively leverage our brand; and

•	attract and retain management and other skilled personnel for our business.
Our revenue growth rates may also be limited if we are unable to achieve high market penetration rates as we experience increased competition. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline.
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.
We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new product and service offerings and existing product and service offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets also may have an adverse effect on our ability to obtain debt financing.
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially adversely affected.

We may not be able to generate sufficient cash to service our obligations and any debt we incur.
Our ability to make payments on our obligations and any debt we incur in the future will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay our obligations, including amounts due under our obligations, and the principal, premium, if any, and interest on any debt we incur.
If we are unable to service our obligations and any debt we incur from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure obligations and any debt we incur will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our then-existing debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations or financial condition.
If our cash flows are insufficient to fund our obligations and any debt we incur in the future and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures or to sell material assets or operations to meet our then-existing debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, results of operations or financial condition could be materially and adversely affected.
We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.
Our success is dependent, in part, upon protecting our proprietary information and technology. We may be unsuccessful in adequately protecting our intellectual property. No assurance can be given that confidentiality, non-disclosure, or
invention assignment agreements with employees, consultants, or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform or solutions, or certain aspects of our platform or solutions, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform or solutions. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.
Current law may not provide for adequate protection of our platform or data. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data or certain aspects of our platform, or our data may increase. Competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology.
Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform or solutions, impair the functionality of our platform or solutions, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform or solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
We may in the future be sued by third parties for various claims including alleged infringement of proprietary intellectual property rights.
There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in software and internet-based industries. We may receive communications from third parties, including practicing entities and non-practicing entities,
claiming that we have infringed their intellectual property rights.
In addition, we may be sued by third parties for breach of contract, defamation, negligence, unfair competition, or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the services that are accessible from our website through links to other websites or information on our website supplied by third parties or claims that our collection of information from third-party sites without a license violates certain federal or state laws or website terms of use. We could also be subject to claims that the collection or provision of certain information breached laws or regulations relating to privacy or data protection. As a result of claims against us regarding suspected infringement, our technologies may be subject to injunction, we may be required to pay damages, or we may have to seek a license to continue certain practices (which may not be available on reasonable terms, if at all), all of which may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver our products and services and/or certain features, integrations, and capabilities of our platform. As a result, we may also be required to develop alternative non-infringing technology,
which could require significant effort and expense and/or cause us to alter our products or services, which could negatively affect our business. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, so any alleged infringement by us resulting in claims against such customers would increase our liability. Our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
Adverse macroeconomic and business conditions may significantly and negatively affect the self-storage and commercial market, which could have a negative effect on our business and therefore our results of operations.
We are susceptible to the indirect effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Specifically, if adverse macroeconomic and business conditions significantly affect self-storage and commercial market rental rates and occupancy levels, our customers could reduce spending surrounding our products and services, which could have a negative effect on our business and therefore our results of operations. Thus, our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.
It is difficult to determine the breadth and duration of economic and financial market disruptions and the many ways in which they may affect our customers and our business in general. Nonetheless, financial and macroeconomic disruptions could have a significant adverse effect on our sales, profitability, and results of operations.

Rising operating expenses for our customers could indirectly reduce our cash flow and funds available for future distributions.
Our customers’ self-storage and commercial market facilities and any other facilities they acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect our customers, and in turn, negatively affect us. Our customers’ self-storage and commercial market facilities are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage to their employees, utilities, insurance, administrative expenses, and costs for repairs and maintenance. If our customers’ operating expenses increase without a corresponding increase in revenues, they may decrease discretionary spending, which could affect our profitability could diminish and limit our ability to make distributions to our shareholders.
Certain of our customers have negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers have bargaining power when negotiating new projects or renewals of existing agreements and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our customer agreements. We have been required to, and may continue to be required to, reduce the average selling price of our products in response to these pressures. If we are unable to avoid reducing our average selling prices or otherwise negotiate renewals with certain of our customers on favorable terms, our results of operations could be harmed.
Privacy concerns could result in regulatory changes that may harm our business.
Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate, including California, Canada and certain European Union member states, have imposed restrictions and requirements on the use of personal information by those collecting such information. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business or our customers businesses. Failure to comply with such laws and regulations could result in consent orders or regulatory penalties and significant legal liability, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.
Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.
Under environmental regulations such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property, even after they no longer own or operate the property. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral.
Our ability to operate the business will depend largely upon the efforts of certain of our key personnel. The loss of such key personnel could adversely affect our operations and profitability.
Our ability to successfully operate our business depends upon the efforts of certain key personnel of our company. The unexpected loss of such key personnel may adversely affect our operations and profitability. In addition, our future success depends in part on our ability to identify and retain key personnel to succeed senior management.

Furthermore, while we have closely scrutinized the skills, abilities and qualifications of our key personnel, our assessment may not prove to be correct. If such personnel do not possess the skills, qualifications or abilities we expect or those necessary to manage a public company, the operations and profitability of our business may be negatively impacted.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation and bylaws contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions,
including, among other things:

•
provisions that authorize our board of directors, without action by our stockholders, to authorize by resolution the issuance of shares of preferred stock and to establish the number of shares to be included in such series, along with the preferential rights determined by our board of directors; provided that, our board of directors may also, subject to the rights of the holders of preferred stock, authorize shares of preferred stock to be increased or decreased by the approval of the board of directors and the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the corporation;

•	provisions that impose advance notice requirements and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and

•	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and reelection once every three years on a rotating basis.
These provisions could have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction. With our staggered board of directors, at least two annual meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated December 21, 2020, by and among Juniper Industrial Holdings, Inc., Janus Parent, Inc., Janus Midco, LLC, Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC and the other parties named therein (included as Annex A to the Definitive Proxy Statement/Prospectus filed on May 7, 2021).

2.2	First Amendment to Business Combination Agreement, dated April 6, 2021, by and among Juniper Industrial Holdings, Inc., Janus Midco, LLC, Cascade GP, LLC and the other parties named therein (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4/A filed with the SEC on April 6, 2021).

3.1	Amended and Restated Certificate of Incorporation of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021 (incorporated by reference to Exhibit 3.1 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

3.2	Amended and Restated Bylaws of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021 (incorporated by reference to Exhibit 3.2 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the SEC on February 8, 2021).

4.2	Specimen Warrant Certificate (included in Exhibit 4.3).

4.3	Warrant Agreement, dated June 7, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc. (incorporated by reference to Exhibit 4.3 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

4.4	Warrant Agreement, dated July 15, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc.

10.1	Letter Agreement, dated November 17, 2019, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Juniper Industrial Holdings, Inc.’s Form 8-K filed on November 13, 2019).

10.2	Letter Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

10.3	Registration and Stockholder Rights Agreement, dated November 13, 2019, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Juniper Industrial Holdings, Inc.’s Form 8-K filed on November 13, 2019).

10.4	Registration and Stockholder Rights Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

10.5	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 filed with the SEC on February 8, 2021).

10.6	Sponsor Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

10.7	Investor Rights Agreement (incorporated by reference to Exhibit 10.5 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by Juniper Industrial Holdings, Inc. on October 18, 2019, as amended (File No. 333-234264)).

10.9	Janus Parent, Inc. Omnibus Incentive Plan (included as Annex B to the Definitive Proxy Statement/Prospectus filed on May 7, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2021	By:	/s/ Scott Sannes
	Name:	Scott Sannes
	Title:	Chief Financial Officer