Form 10-Q
period 2021-09-25
Janus International Group, Inc.
filed 2021-11-09
CIK 1839839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number:
001-40456

JANUS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1476200 (I.R.S. Employer Identification No.)

135 Janus International Blvd. Temple, GA (Address of principal executive offices)	30179 (Zip Code)
(866)
562-2580
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share Warrants, each to purchase one share of Common Stock	JBI JBI WS	New York Stock Exchange New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes :  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes :  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes :  ☐    No

☒
As of November 5, 2021,
142,936,580 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

JANUS INTERNATIONAL GROUP, INC.
Q
uarterly Report on Form

10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Janus International Group, Inc.
Consolidated Balance Sheets

	September 25,	December 26,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,221,607	$45,254,655
Accounts receivable, less allowance for doubtful accounts; $4,366,000 and $4,485,000, at September 25, 2021 and December 26, 2020, respectively	101,680,287	75,135,295
Costs and estimated earnings in excess of billing on uncompleted contracts	23,602,670	11,398,934
Inventory, net	52,830,737	25,281,521
Prepaid expenses	8,851,831	5,949,711
Other current assets	3,505,602	5,192,386

Total current assets	$199,692,734	$168,212,502
Property and equipment, net	49,786,563	30,970,507
Customer relationships, net	319,339,643	309,472,398
Tradename and trademarks	107,958,402	85,597,528
Other intangibles, net	18,380,776	17,387,745
Goodwill	369,607,198	259,422,822
Deferred tax asset, net	63,616,900	—
Other assets	1,992,783	2,415,243

Total assets	$1,130,374,999	$873,478,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,817,373	$29,889,057
Billing in excess of costs and estimated earnings on uncompleted contracts	25,759,923	21,525,319
Current maturities of long-term debt	8,111,212	6,523,417
Other accrued expenses	62,209,935	37,164,627

Total current liabilities	$152,898,443	$95,102,420
Line of credit	19,350,803	—
Long-term debt, net	706,927,275	617,604,254
Deferred tax liability, net	—	15,268,131
Derivative warrant liability	35,525,000	—
Other long-term liabilities	4,234,276	4,631,115

Total liabilities	$918,935,797	$732,605,920

STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 138,384,360 and 66,145,633 shares issued and outstanding at September 25, 2021 and December 26, 2020, respectively	13,838	6,615
Additional paid in capital	231,407,780	189,298,544
Accumulated other comprehensive loss	(1,123,039)	(227,160)
Accumulated deficit	(18,859,377)	(48,205,174)

Total stockholders’ equity	$211,439,202	$140,872,825

Total liabilities and stockholders’ equity	$1,130,374,999	$873,478,745

See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales of product	$155,669,772	$113,511,689	$417,922,304	$317,048,413
Sales of services	32,120,153	26,827,369	96,874,278	83,334,062

Total revenue	187,789,925	140,339,058	514,796,582	400,382,475
Cost of Sales	125,551,395	87,574,908	340,070,342	254,755,038

GROSS PROFIT	62,238,530	52,764,150	174,726,240	145,627,437
OPERATING EXPENSE
Selling and marketing	12,065,859	7,823,145	31,906,155	25,800,711
General and administrative	24,947,491	18,309,277	78,318,621	52,875,943
Contingent consideration and earnout fair value adjustments	—	(2,875,248)	686,700	(2,875,248)

Operating Expenses	37,013,350	23,257,174	110,911,476	75,801,406

INCOME FROM OPERATIONS	25,225,180	29,506,976	63,814,764	69,826,031
Interest expense	(7,663,536)	(8,768,791)	(23,265,333)	(27,447,267)
Other income (expense)	90,873	319,091	(2,387,997)	418,302
Change in fair value of derivative warrant liabilities	3,552,500	—	1,624,000	—

Other Expense, Net	(4,020,163)	(8,449,700)	(24,029,330)	(27,028,965)

INCOME BEFORE TAXES	21,205,017	21,057,276	39,785,434	42,797,066
Provision for Income Taxes	3,527,275	284,282	6,265,664	1,054,574

NET INCOME	$17,677,742	$20,772,994	$33,519,770	$41,742,492

Other Comprehensive Income (Loss)	(1,169,565)	3,339,777	(895,879)	(418,283)

COMPREHENSIVE INCOME	$16,508,177	$24,112,771	$32,623,891	$41,324,209

Net income attributable to common stockholders	$17,677,742	$20,772,994	$33,519,770	$41,742,492

Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	138,384,284	65,875,152	95,179,726	65,773,907
Diluted	142,840,792	65,875,152	97,828,380	65,773,907
Net income per share, basic and diluted (Note 15)
Basic	$0.13	$0.32	$0.35	$0.63
Diluted	$0.10	$0.32	$0.33	$0.63
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Janus International Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 28, 2019	2,599	$91,278	$189,044	189,043,734	$—	$—	$—	$(2,152,685)	$(56,088,082)	$130,894,245

Retroactive application of the recapitalization	(2,599)	$(91,278)	$(189,044)	(189,043,734)	$65,676,757	$6,568	$189,128,444	$—	$—	$—
Balance as of December 28, 2019, as adjusted	—	—	—	—	65,676,757	6,568	189,128,444	(2,152,685)	(56,088,082)	$130,894,245
Vesting of Midco LLC class B units	—	—	—	—	93,054	9	27,683	—	—	27,692
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(54,484)	(54,484)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,531,485)	—	(3,531,485)
Net income	—	—	—	—	—	—	—		9,952,030	9,952,030

Balance as of March 28, 2020, as adjusted	—	—	—	—	65,769,811	6,577	189,156,127	(5,684,170)	(46,190,536)	137,287,998

Vesting of Midco LLC class B units	—	—	—	—	105,341	11	29,956	—	—	29,967
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(285,498)	(285,498)
Cumulative translation adjustment	—	—	—	—	—	—	—	(226,575)	—	(226,575)
Net income	—	—	—	—	—	—	—	—	11,017,468	11,017,468

Balance as of June 27, 2020, as adjusted	—	—	—	—	65,875,152	6,588	189,186,083	(5,910,745)	(35,458,566)	147,823,360

Vesting of Midco LLC class B units	—	—	—	—	177,426	18	60,593	—	—	60,611
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(35,797,005)	(35,797,005)
Cumulative translation adjustment	—	—	—	—	—	—	—	3,339,777	—	3,339,777
Net income	—	—	—	—	—	—	—	—	20,772,994	20,772,994

Balance as of September 26, 2020, as adjusted	—	—	—	—	66,052,578	6,606	189,246,676	(2,570,968)	(50,482,577)	136,199,737

Janus International Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity (deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261,425	$189,044	189,043,734	$—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825

Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	—
Balance as of December 26, 2020, as adjusted	—	—	—	—	66,145,633	6,615	189,298,544	(227,160)	(48,205,174)	140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821

Balance as of March 27, 2021, as adjusted	—	—	—	—	66,257,528	6,626	189,350,409	83,608	(33,582,236)	155,858,407

Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	2,058,822	—	—	2,059,223
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	1,123,207	1,123,207

Balance as of June 26, 2021	—	—	—	—	138,384,250	13,838	231,406,515	46,526	(36,537,119)	194,929,760

Warrant Redemption	—	—	—	—	110	—	1,265	—	—	1,265
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,169,565)	—	(1,169,565)
Net income	—	—	—	—	—	—	—	—	17,677,742	17,677,742

Balance as of September 25, 2021	—	—	—	—	138,384,360	13,838	231,407,780	(1,123,039)	(18,859,377)	211,439,202

See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(Unaudited)	(Unaudited)
Cash Flows Provided By Operating Activities
Net income	$33,519,770	$41,742,492
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,677,954	4,270,649
Intangible amortization	21,851,717	20,287,353
Deferred finance fee amortization	2,286,480	2,419,061
Share based compensation	2,111,099	118,270
Loss on extinguishment of debt	2,414,854	(257,545)
Change in fair value of contingent consideration and earnout	686,700	(2,875,248)
Loss on sale of assets	43,091	22,595
Change in fair value of derivative warrant liabilities	(1,624,000)	—
Undistributed (earnings) losses of affiliate	75,565	(12,685)
Deferred income taxes	(767,658)	237,359
Changes in operating assets and liabilities
Accounts receivable	(16,942,650)	571,872
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(12,101,214)	1,392,227
Prepaid expenses and other current assets	(4,488,285)	(2,846,461)
Inventory	(18,474,167)	1,033,221
Accounts payable	18,409,091	1,011,609
Other accrued expenses	29,127,435	7,728,116
Other assets and long-term liabilities	(1,122,518)	2,068,168

Net Cash Provided By Operating Activities	59,683,264	76,911,053

Cash Flows Used In Investing Activities
Proceeds from sale of equipment	79,409	7,348
Purchases of property and equipment	(15,930,575)	(4,936,347)
Cash paid for acquisition s , net of cash acquired	(179,713,814)	(4,472,105)

Net Cash Used In Investing Activities	(195,564,980)	(9,401,104)

Cash Flows Provided by (Used In) Financing Activities
Net borrowings on line of credit	19,350,803	—
Distributions to Janus Midco LLC unitholders	(4,173,973)	(36,136,986)
Principal payments on long-term debt	(64,824,518)	(6,623,601)
Proceeds from issuance of long term debt	155,000,000	—
Proceeds from merger	334,873,727	—
Proceeds from PIPE	250,000,000	—
Payments for transaction costs	(44,489,256)	—
Payments to Janus Midco, LLC unitholders at the business combination	(541,710,278)	—
Proceeds from warrant redemption	1,265	—
Payment of contingent consideration	—	(3,923,271)
Payments for deferred financing fees	(4,320,821)	—

Cash Provided By (Used In ) Financing Activities	$99,706,948	$(46,683,858)

Effect of exchange rate changes on cash and cash equivalents	141,720	(1,003,090)

Net (Decrease) Increase in Cash and Cash Equivalents	$(36,033,048)	$19,823,001

Cash and Cash Equivalents, Beginning of Fiscal Year	$45,254,655	$19,905,598

Cash and Cash Equivalents as of September 25, 2021 and September 26, 2020	$9,221,607	$39,728,599

Supplemental Cash Flows Information
Interest paid	$19,226,554	$20,231,744
Income taxes paid	$1,509,592	$848,831
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

1
.
Nature of Operations
Janus International Group, Inc. (“Group” or “Janus”) is a holding company. Janus International Group, LLC (“Janus Core”) is a wholly-owned subsidiary of Janus Intermediate, LLC (“Intermediate”). Intermediate is a wholly-owned subsidiary of Janus Midco, LLC (“Midco”) and Midco is a wholly-owned subsidiary of Group. These entities are all incorporated in the state of Delaware. The Group is a global manufacturer and supplier of turn-key
self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore.
The Group’s wholly owned subsidiary, Janus International Europe Holdings Ltd. (UK) (“JIE”), owns 100% of the equity of Janus International Europe Ltd. (UK), a company incorporated in England and Wales, and its subsidiary Steel Storage France (s.a.r.l), a company incorporated in France. JIE owns 100% of the equity for Active Supply & Design (CDM) Ltd. (UK) (“AS&D”), a company incorporated in England and Wales and 100% of the equity for Steel Storage Australia &
Steel Storage
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
On January 2, 2020, JIE purchased 100% of the outstanding shares of Steel Storage.
On January 18, 2021, the Group, through its wholly owned subsidiary Steel Storage acquired 100% of the net assets of G & M Stor-More Pty Ltd (“G&M”) as more fully described in
Note 9 – “Business Combinations.”
On August 18, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100%
of the equity interests of DBCI, LLC f/k/a Dingo NewCo, LLC (“DBCI”), a company incorporated in Delaware as more fully described in
Note 9 – “Business Combinations.”
On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100%
of the equity of Access Control Technologies, LLC (“ACT”), a company incorporated in North Carolina. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix Iron Worx, LLC (“Phoenix”), a company incorporated in North Carolina as more fully described in
Note 9 – “Business Combinations.”
The Group’s business is operated through two
geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIE, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, LLC (“Janus Door”) and Steel Door Depot.com, LLC.
As of June 7, 2021, Janus Parent, Inc. (“Company”) consummated the business combination (the “Business Combination”) contemplated by the Business Combination Agreement, dated as of December 21, 2020 (as amended from time to time, the “Business Combination Agreement”), by and among Janus International Group, Inc. (f/k/a Janus Parent, Inc.), Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”), a blank check company, JIH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“JIH Merger Sub”), Jade Blocker Merger Sub 1, Inc., Jade Blocker Merger Sub 2, Inc., Jade Blocker Merger Sub 3, Inc., Jade Blocker Merger Sub 4, Inc., Jade Blocker Merger Sub 5, Inc. (collectively referred to as the “Blocker Merger Subs”), Clearlake Capital Partners IV
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners IV (Offshore)
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners V
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners V (USTE)
(AIV-Jupiter)
Blocker, Inc., Clearlake Capital Partners V (Offshore)
(AIV-Jupiter)
Blocker, Inc. (collectively referred to as the “Blockers”), Janus Midco, LLC (“Midco”), Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative. Pursuant to the Business Combination Agreement, (i) JIH Merger Sub merged with and into Juniper with Juniper being the surviving corporation in the merger and a wholly-owned subsidiary of the Company, (ii) each of the Blocker Merger Subs merged with and into the corresponding Blockers with such Blocker being the surviving corporation in each such merger and a wholly-owned subsidiary of the Company, (iii) each other equityholder of Midco contributed or sold, as applicable, all of its equity interests in Midco to the Company or Juniper, as applicable, in exchange for cash, preferred units and/or shares of the Common Stock, as applicable, and (iv) the Company contributed all of the equity interests in Midco acquired pursuant to the foregoing transactions to Juniper, such that, as a result of the consummation of the Business Combination, Midco became an indirect wholly-owned subsidiary of Juniper. Refer to Note 9 – “Business Combinations” for further discussion on the Business Combination.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The Group’s common stock and warrants issued to the public shareholders are currently traded on the New York Stock Exchange under the symbols “JBI” and “JBI WS”, respectively.
Assets held at foreign locations were approximately $56,439,000 and $53,424,000 as of September 25, 2021 and December 26, 2020, respectively. Revenues earned at foreign locations totaled approximately $17,824,000 and $12,621,000 for the three months ended September 25, 2021 and September 26, 2020 and $48,729,000 and $32,165,000 for the nine months ended September 25, 2021 and September 26, 2020, respectively.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying consolidated balance sheet as of September 25, 2021, consolidated statements of operations and comprehensive income and consolidated statements of stockholders’ equity for the three and nine months ended September 25, 2021 and September 26, 2020, respectively and consolidated statements of cash flows for the nine months ended September 25, 2021 and September 26, 2020, are unaudited
.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 25, 2021, and its results of operations, including its comprehensive income and stockholders’ equity for the three and nine months ended September 25, 2021 and September 26, 2020, and its cash flows for the nine months ended September 25, 2021 and September 26, 2020. The results for the three and nine months ended September 25, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 1, 2022. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form S-1 (as amended), initially filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2021 and declared effective by the staff of the SEC on August 6, 2021, including the final prospectus dated August 6, 2021 (including supplements to the prospectus filed from time to time).
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial information.
The Business Combination, completed as of June 7, 2021, was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, JIH is treated as the acquired company and Midco is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Midco has been determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•
Janus Midco equityholders have the majority ownership and voting rights in the Combined
 Company
. The relative voting rights is equivalent to equity ownership (each share of common stock is one vote). JIH shareholders (IPO investors, founders, PIPE investors) hold 49.2% voting interest compared to Janus Midco’s 50.8% voting interest.

•
The board of directors of the Combined Company is composed of nine directors, with Janus Midco equity holders having the ability to elect or appoint a majority of the board of directors in the Combined Company.

•	Janus Midco’s senior management are the senior management of the Combined Company.

•	The Combined Company has assumed the Janus name.
Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Midco with the acquisition being treated as the equivalent of Midco issuing stock for the net assets of JIH, accompanied by a recapitalization. The net assets of JIH will be stated at historical cost, with no goodwill or other intangible assets recorded. Midco is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date (for the year ended December 26, 2020 and the three and nine months ended September 26, 2020) are those of Midco. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.
One-time
direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction. The costs relating to the issuance of equity is recorded as a reduction of the amount of equity raised, presented in additional paid in capital, while all costs related to the warrants and contingent consideration were estimated and charged to expense.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Principles of Consolidation
The consolidated financial statements include the accounts of the
Group
and its wholly owned subsidiaries. The Company’s joint venture is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
In the third quarter of 2021, the Group reclassified the change in fair value of earnout recorded in June 2021 from general and administrative expense to contingent consideration and earnout fair value adjustments within operating expenses in the Consolidated Statements of Operations and Comprehensive Income
.
Reorganization
As of June 7, 2021, Midco transferred its wholly owned direct subsidiary Janus

Core, to the Group, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by Midco.
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
Significant items subject to such estimates and assumptions include, but are not limited to, the fair value of contingent consideration, the fair value of assets and liabilities related to acquisitions, the derivative warrant liability, the recognition of the valuations and unit-based compensation arrangements, the useful lives of property and equipment, revenue recognition, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.
Coronavirus Outbreak
The
COVID-19
outbreak will continue to have a negative impact on our operations, supply chain, transportation networks and customers. The impact on our business and the results of operations included temporary closure of our operating locations, or those of our customers or suppliers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to
COVID-19,
which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent of these factors are uncertain and cannot be predicted. Our consolidated financial statements reflect estimates and assumptions made by management as of September 25, 2021. Events and changes in circumstances arising after September 25, 2021, including those resulting from the impacts of
COVID-19
pandemic, will be reflected in management’s estimates for future periods.
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
Shipping and Handling (Revenue & Cost of Sales)
The Company records all amounts billed to customers in sales transactions related to shipping and handling as revenue earned for the goods provided. Shipping and handling costs are included in cost of sales. Shipping and handling costs were approximately $8,562,000 and $5,993,000 and $24,136,000 and $17,729,000 for the three and nine months ended September 25, 2021 and September 26, 2020, respectively.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Inventories
Inventories are measured using the
first-in,
first-out
(FIFO) method. Labor and overhead costs associated with inventory produced by the Company are capitalized. Inventories are stated at the lower of cost or net realizable value as of September 25, 2021 and December 26, 2020. The Company has recorded a reserve for inventory obsolescence as of September 25, 2021 and December 26, 2020, of approximately $1,672,000 and $1,964,000, respectively.
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
Other Current Assets
Other current assets as of September 25, 2021 consists primarily of other receivables and net VAT taxes of approximately $3,506,000. As of December 26, 2020, other current assets consists primarily of other receivables, net VAT taxes and deferred transaction costs associated with the Business Combination with Juniper of approximately $3,444,000.
Fair Value Measurement
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:

•	Level 1, observable inputs such as quoted prices in active markets;

•	Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3, unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.
The fair value of cash, accounts receivable, less allowance for doubtful accounts and account payable approximate the carrying amounts due to the short-term maturities of these instruments which fall within Level 1 of the Fair Value hierarchy. The fair value of the Company’s debt approximates its carrying amount as of September 25, 2021 and December 26, 2020 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long term debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that falls within Level 2 of the Fair Value hierarchy. As of September 25, 2021, the public warrants were valued at market price. The fair value of the private warrants contains significant unobservable inputs including the expected term and volatility. Therefore, the private warrant liabilities were evaluated to be a Level 3 fair value measurement. The fair value of private warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms, and then discounted at the term-matched risk-free rate. Finally, the value of the private warrants was calculated as the probability-weighted present value over all future modeled payoffs. The following assumptions were used for the valuation of the private warrants:

Warrant term (yrs.)	4.7
Volatility	30.4%
Risk-free rate	0.91%
Dividend yield	—%
The change in the fair value of warrant liabilities is as follows:

Balance at June 26, 2021	$39,077,500
Change in fair value of warrants	(3,552,500)

Balance at September 25, 2021	$35,525,000

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Warrant Liability
The Company classifies Private Placement Warrants (defined and discussed in Note 11 – “Stockholders’ Equity”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations and comprehensive income. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in
capital. On October 13, 2021, the Group announced that the

Company will redeem all of its outstanding warrants which is further discussed in Note 18 – “Subsequen
t
 Events.”
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-13,

Financial Instruments—Credit Losses:

Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU
2016-13,
as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
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
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective and may be applied beginning March 12, 2020, and will apply through December 31, 2022. Janus is currently evaluating the impact this adoption will have on Janus’s consolidated financial statements. In January 2021, the FASB issued ASU
No. 2021-01,
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
In June 2020, the FASB issued ASU
2020-05,
Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) which deferred the effective date for ASC 842, Leases, for one year.
T
he leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption would continue to be allowed. The Company is evaluating the impact the standard will have on the consolidated financial statements; however, the standard is expected to have a material impact on the consolidated financial statements due to the recognition of additional assets and liabilities for operating leases.
In August 2020, the FASB issued ASU
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40):
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
2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU
2021-04
addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU
2021-04
is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Group does not expect adoption of the new guidance to have a significant impact on the consolidated
financial statements.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Although there are several other new accounting pronouncements issued or proposed by the FASB, w hich ha
ve been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Group’s consolidated financial position or results of operations.
3. Inventories
The major components of inventories at :

	September 25,	December 26,
	2021	2020
Raw materials	$38,852,320	$17,431,731
Work-in-process	838,389	637,109
Finished goods	13,140,028	7,212,681

	$52,830,737	$25,281,521
4. Property and Equipment
Property, equipment, and other fixed assets as of September 25, 2021 and December 26, 2020 are as follows:

	September 25,	December 26,
	2021	2020
Land	$4,501,295	$3,361,295
Manufacturing machinery and equipment	34,913,905	26,446,933
Leasehold improvements	5,204,632	5,127,065
Construction in progress	11,127,210	2,170,193
Other	12,725,431	8,084,391

	$68,472,473	$45,189,877
Less accumulated depreciation	(18,685,910)	(14,219,370)

	$49,786,563	$30,970,507

5. Acquired Intangible
Assets
and Goodwill
Intangible assets acquired in a business combination (see Note 9 – “Business Combinations”) are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognize
d in
tangible assets at September 25, 2021 and December 26, 2020, are as follows:

	September 25,			December 26,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Average Remaining Life in Years	Gross Carrying Amount	Accumulated Amortization
Intangible Assets
Customer relationships	$410,021,868	$90,682,225	12	$380,862,639	$71,390,241
Noncompete agreements	411,010	238,732	6	412,949	151,028
Tradenames and trademarks	107,958,402	—	Indefinite	85,597,528	—
Other intangibles	61,831,402	43,622,904	6	58,404,905	41,279,081

	$580,222,682	$134,543,861		$525,278,021	$112,820,350

Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $369,000 and $997,000 loss for the period ended September 25, 2021 and December 26, 2020, respectively. Amortization expense was approximately $8,229,000 and $6,892,000 and $21,852,000 and $20,287,000 for the three and nine months ended September 25, 2021 and September 26, 2020, respectively.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

The changes in the carrying amounts of goodwill for the period ended September 25, 2021 were as follows:

Balance as of December 26, 2020	$259,422,822

Goodwill acquired during the period	110,641,756
Changes due to foreign currency fluctuations	(457,380)

Balance as of September 25, 2021	$369,607,198

6. Accrued Expenses
Accrued expenses are summarized as follows:

	September 25,	December 26,
	2021	2020
Sales tax payable	$2,132,147	$1,324,696
Interest payable	6,576,691	4,832,590
Contingent consideration payable - short term	4,000,000	4,000,000
Other accrued liabilities	1,998,182	5,294,414
Employee compensation	10,088,860	6,090,304
Customer deposits and allowances	25,179,906	10,780,783
Other	12,234,149	4,841,840

Total	$62,209,935	$37,164,627

Other accrued liabilities consist primarily of deferred transaction costs of $0 and $3,337,000 as of September 25, 2021 and December 26, 2020, respectively. Other consists primarily of property tax, freight accrual, Federal and State income taxes, legal, accounting and other professional fees.
7. Line of Credit
On February 12, 2018, the Company, through Intermediate

and Janus Core, entered into a revolving line of credit facility with a financial institution. In August 2021, the Company increased the available line of credit from $50,000,000 to $80,000,000, incurred additional fees for this amendment of $425,000 and extended the maturity date from February 18, 2023 to August 12, 2024. The current line of credit facility is for $80,000,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of September 25, 2021 and December 26, 2020, the interest rate in effect for the facility was 3.5%. The line of credit is collateralized by accounts receivable and inventories. The Company has incurred deferred loan costs in the amount of $1,483,000 which are being amortized over the term of the facility that expires on August 12, 2024, using the effective interest method. The amortization of the deferred loan costs is included in interest expense on the consolidated statements of operations and comprehensive income. The unamortized portion of the fees as of September 25, 2021 and December 26, 2020 was approximately $740,000 and $448,000, respectively. There was $19,350,803 and $0 outstanding balance on the line of credit as of September 25, 2021 and
December 26, 2020, respectively.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

8. Long-Term Debt
Long-term debt consists of the following:

	September 25,	December 26,
	2021	2020
Note payable—First Lien	$—	$562,363,000
Note payable—First Lien B2	—	73,875,000
Note payable—Amendment No. 4 First Lien	726,413,482	—
Notes payable—Auto Loans	92,684	—

	726,506,166	636,238,000
Less unamortized deferred finance fees	11,467,679	12,110,329
Less current maturities	8,111,212	6,523,417

Total long-term debt	$706,927,275	$617,604,254

Notes Payable – First Lien and First Lien B2
The
First Lien notes payable was comprised of a syndicate of lenders that originated on February 12, 2018, in the amount of $470,000,000 with interest payable in arrears. The Company subsequently entered into the first amendment of the First Lien notes payable on March 1, 2019, to issue an additional tranche of the notes payable in the amount of $75,000,000 (First Lien B2), and the second amendment of the First Lien notes payable on August 9, 2019, to increase the first tranche of the notes payable by $106,000,000. Both tranches bore interest, as chosen by the Company, at a floating rate per annum consisting of LIBOR plus an applicable margin percent, and were secured by substantially all business assets. On July 21, 2020, the Company repurchased $1,989,000 principal amount of the First Lien (the “Open Market Purchase”) at an approximate $258,000 discount, resulting in a gain on the extinguishment of debt of approximately $258,000. Following the repurchase of the First Lien in the Open Market Purchase, approximately $573,000,000 principal amount of the 1st Lien remained outstanding. The total interest rate for the First Lien was 4.75% as of December 26, 2020. Unamortized debt issuance costs were approximately $10,304,000 at December 26, 2020.
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
Notes Payable – Amendment No. 3 First Lien
As of February
5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen and a consolidation of the prior two outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.

3 First Lien was comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634,607,000 with interest payable in arrears. The outstanding loan balance was
 to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of September 25, 2021). The debt was
 secured by substantially all business assets.
As a result of the repricing transaction, the Company recognized a loss on extinguishment of approximately $1,421,000. The loss is included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income.
As of June 7, 2021 and as a result of the Business Combination, the Company repaid approximately $61,600,000 of debt and recognized a loss on extinguishment of approximately $994,000. The loss is included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income.
Notes Payable – Amendment No. 4 First Lien
On
August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155,000,000 which was used to fund the DBCI acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of
$726,413,000 with interest payable in arrears. The

outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of September 25, 2021). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $11,468,000 at September 25, 2021. This refinancing amendment was accounted for as modification and as such no gain or loss was recognized for this transaction and any third party fees were expensed with bank fees, original issue discount and charges capitalized and are being amortized as a component of interest expense over the remaining loan term.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Notes Payable – Auto Loans
With the acquisition of ACT (see Note 9 – “Business Combinations”), the
Group acquired various loans secured by automobiles used by ACT to service customers. The loans outstanding balances at September 25, 2021 are approximately
$93,000 and have interest rates ranging from 4.29% to 8.35%, are secured by the individual vehicles and have remaining terms of 1 to 4 years.
The loans have approximate m
o
nthly payments ranging from
$400 to $1,200.
As of September 25, 2021, and December 26, 2020, the Company maintained one letter of credit totaling approximately $400,000 and $295,000, on which there were no balances due.
In connection with the Company entering into the debt agreements discussed above, deferred finance fees were capitalized. These costs are being amortized over the terms of the associated debt under the effective interest rate method. Amortization of approximately $800,000 and $810,000 and $2,286,000 and $2,419,000 was recognized for the three and nine months ended September 25, 2021 and September 26, 2020, respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit.
Aggregate annual maturities of long-term debt at

September 25, 2021, are:

2021	$2,029,869
2022	8,106,224
2023	8,090,601
2024	6,063,807
2025	702,215,665

Total	$726,506,166

9.
Business
Combinations
Access Control Technologies, LLC Acquisition
On August 31, 2021, Janus Core acquired 100%
of the equity
interests
of ACT and all assets and certain liabilities of Phoenix for total consideration of approximately $10,733,000 which was comprised of approximately

$9,383,000
of cash
plus $1,350,000
of hold back liability. The hold back liability will be trued up and settled upon the finalization of the closing statement.
The assets and liabilities of the acquisitions have been recorded based upon management’s estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired, and liabilities assumed at the
date of acquisition:

Fair Value of Consideration Transferred
Cash	9,383,460
Hold Back Liability	1,350,000

Total Fair Value of Consideration Transferred	$10,733,460

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	169,485
Accounts receivable	1,100,533
Other current assets	102,521
Property and equipment	196,561
Identifiable intangible assets
Customer relationships	2,470,000
Backlog	280,000
Trademark	1,450,000
Recognized amounts of identifiable liabilities assumed
Accounts payable	(473,353)
Accrued expenses	(152,191)
Other liabilities	(1,395,911)

Total identifiable net assets	3,747,645

Goodwill	6,985,815

The fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of income taxes payable and deferred taxes are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The goodwill balance of $6,986,000
is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with ACT. All of the goodwill was assigned to the Janus North America segment of the business and is deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$2,470,000	15 Years
Backlog	280,000	3 Months
Trade Name	1,450,000	Indefinite

Identifiable Intangible Assets	$4,200,000

Customer relationships represent the fair values of the underlying relationships with ACT’s customers. Unbilled contracts (“Backlog”) represent the fair value of ACT’s contracts that have yet to be billed. Trade names represent ACT’s trademarks, which consumers associate with the source and quality of the products and services they provide.
The weighted-average amortization of acquired intangibles is 8.8 years
During 2021, the Company incurred approximately $284,000
of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 25, 2021.
The amounts of revenue and net income of ACT included in the results from the transaction date of August 31, 2021 through September 25, 2021 are as follows:

Periods from September 1, 2021 through September 25, 2021
Revenue	$981,976
Net Income	26,038
DBCI, LLC Acquisition
On August 17, 2021, Janus Core acquired 100%

of the equity interests of
DBCI
for total cash consideration of approximately
$169,173,000.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

The assets and liabilities of the acquisitions have been recorded based upon management’s estimates of
their fair market values as of each respective date of acquisition.
The following tables summarize the fair value of
consideration transferred and the fair values of identified assets acquired, and liabilities assumed at the
date of acquisition:

Fair Value of Consideration Transferred

Cash	$169,172,537

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	207,655
Accounts receivable	8,501,810
Inventories	9,075,049
Property and equipment	7,802,720
Other assets	29,280
Identifiable intangible assets
Customer relationships	26,320,000
Backlog	3,130,000
Trademark	20,850,000
Recognized amounts of identifiable liabilities assumed
Accounts payable	(8,011,998)
Accrued expenses	(571,375)
Other liabilities	(887,271)

Total identifiable net assets	66,445,870

Goodwill	102,726,667

The fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of income taxes payable and deferred taxes are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of DBCI and Janus Core. All of the goodwill was assigned to the Janus North America segment and is deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$26,320,000	15 Years
Backlog	3,130,000	4 Months
Trade Name	20,850,000	Indefinite

Identifiable Intangible Assets	$50,300,000

Customer relationships represent the fair values of the underlying relationships with DBCI’s customers. Unbilled contracts (“Backlog”) represent the fair value of DBCI’s contracts that have yet to be billed. Trade names represent DBCI’s trademarks, which consumers associate with the source and quality of the products and services they provide.
The weighted-average amortization of acquired intangibles is 7.9 years.
During 2021, the Company incurred approximately $2,685,000
of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 25, 2021.
The amounts of revenue and net income of DBCI included in the Consolidated Statements of Operations and Comprehensive Income from the transaction date of August 1
7
, 2021 through September 25, 2021 are as follows:

Period from August 18, 2021 through September 25, 2021

Revenue	$8,456,455
Net Income	565,265
Pro Forma Financial Information
The following unaudited pro forma information is based on estimates and assumptions that the Company believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had the Company and DBCI and ACT been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business combinations had they occurred on December 29, 2019. This unaudited pro forma supplemental information includes incremental asset amortization, accounting policy alignment, nonrecurring transaction costs, and other charges as a result of the acquisitions, net of the related tax effects.
The following unaudited pro forma information has been prepared as if the DBCI and ACT acquisitions had taken place on December 29, 2019. The Company prepared the table based on certain estimates and assumptions. These estimates and assumptions were made solely for the purposes of developing such unaudited pro forma information and have not been adjusted to provided period over period comparability.

	Three Months Period Ended		Nine Months Period Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Revenue	$199,314,429	$160,977,239	$574,135,446	$468,372,347
Net Income	17,097,308	19,848,627	35,272,653	43,221,338
Business Combination with Juniper Industrial Holdings, Inc.
On June 7, 2021, Juniper consummate
d a business combination with Midco pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of Midco issuing equity for the net assets of Juniper, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Midco are the historical financial statements of Janus International Group, Inc. The net assets of Juniper were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with Midco’s financial statements on the Closing Date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.
As a result of the Business Combination, Midco’s unitholders received aggregate consideration of approximately $1.2 billion, which consisted of (i) $541.7 million in cash at the closing of the Business Combination and (ii) 70,270,400 shares of common stock valued at $10.00 per share, totaling $702.7 million.
In connection with the closing of the Business Combination, Juniper Industrial Sponsor, LLC (the “Sponsor”) received 2,000,000 shares of Janus’s Common Stock (pro rata among the Sponsor shares and shares held by certain affiliates) (the “Earnout Shares”) contingent upon achieving certain market share price milestone as outlined in the Business Combination Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement, entered into by

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

and between the Company and the Sponsor at the closing of the Transaction. All contingent consideration shares were issued or released during the six months ended June 26, 2021.
Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 shares of Common Stock (the “PIPE Shares”) at a purchase price per share of $10.00 (the “PIPE Investment”). One of the Company’s directors also purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment. The PIPE Investment was closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination.
In connection with the Business Combination, the
Group
incurred direct and incremental costs of approximately $44.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in
capital as a reduction of proceeds. In addition, the Company incurred $4,468,000 in transaction bonuses paid to key employees and $2,059,000 in non-cash
share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation pl
a
n.
The transaction bonuses and share-based compensation are included in general and administrative
expense on our consolidated statement of operations and comprehensive income for nine months ended September 25, 2021.
See Note 10 – “Equity Incentive Plan and Unit Option Plan” for additional information.
G & M Stor-More Pty Ltd Acquisition
On January 19, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. acquired 100%

of the net assets of G&M for total cash consideration of approximately
$1,739,000. In aggregate,
approximately

$814,000 was attributed to intangible assets,
approximately

$929,000 was attributable to goodwill, and
approximately

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
During 2021, the Company incurred approximately $105,000 of third-party acquisition costs. These expenses are included in general and administrative expense of the Company’s Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 25, 2021.
Pro forma results of operations for this acquisition have not been presented because the historic results of operations for G&M Stor-More Pty Ltd. are not material to the consolidated results of operations in the prior year.
10. Equity Incentive Plan and Unit Option Plan
2021 Equity Incentive Plan
Effective June 7, 2021, Group implemented an equity incentive program designed to enhance the profitability and value of its investment for the benefit of its shareholders by enabling Group to offer eligible directors, officers and employees equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s shareholders. As of September 25, 2021, no awards were granted to any individuals under the Plan.
Midco – Common B Unit Incentive Plan
Prior to the Business Combination, commencing in March 15, 2018, the Board of Directors of Midco approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership units to employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Midco. As a result of the Business Combination, the Board of Directors approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. On the date of the Closing, the accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Group common stock) resulted in $2.1 million of non-cash
share-based compensation expense recorded to general and administrative expense in consolidated statement of operations and comprehensive income for the three and nine months ended September 25, 2021.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

11. Stockholders’ Equity
On
June 7, 2021,
the
Group’s common stock began trading on the NYSE under the symbol “JBI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available 825,000,000 shares of common stock with a par value of $0.0001 per share. Immediately following the Business Combination, there were 138,384,250 shares of common stock with a par value of $0.0001 outstanding. As discussed in
Note 9 – “Business Combinations,” the
Company has retroactively adjusted the shares issued and outstanding prior to June 7, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted. As of September 25, 2021 the number of outstanding shares is 138,384,360. The increase in shares is a result of warrant redemptions during the nine months ended September 25, 2021.
Rollover Equity
At the closing date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Each unit of Midco Class A Preferred was converted into approximately 343.983 shares of our common stock, and each unit of Midco Class B Common was converted into approximately
249.585
shares of our common stock. There are
70,270,400
shares held by Midco equityholders.
PIPE Investment
Concurrently with the execution and delivery of the Business Combination Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 PIPE Shares at a purchase price per share of $10.00. One of the Company’s directors purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment.
The PIPE Investment was closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination. The sale and issuance was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).
Founder Shares
In August 2019, the Sponsor purchased 8,625,000 shares of Class B common stock (the “founder shares”) of Juniper Industrial Holdings, Inc. (“JIH”) for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per founder share. By virtue of the consummation of the Business Combination, the Sponsor’s Class B common stock was converted into the right to receive an equivalent number of shares of Common Stock, 2,000,000 of which (pro rata among the Sponsor shares and shares held by certain affiliates) was subject to the terms of the Earnout Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement. The table below represents the approximate common stock holdings of Group immediately following the Business Combination.

	Shares	%
Janus Midco, LLC unitholders	70,270,400	50.8%
Public stockholders	43,113,850	31.2%
PIPE Investors	25,000,000	18.0%

Total	138,384,250	100.0%

Warrants
The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination.
Immediately after giving effect to the Business Combination, there were 10,150,000 issued and outstanding private placement warrants. As of September 25, 2021, there were 10,150,000 issued and outstanding private placement warrants.

The private placement warrants are liability classified.
Immediately after giving effect to the Business Combination, there were 17,249,995 issued and outstanding public warrants. As of September 25, 2021
,
there are 17,249,885 issued and outstanding public warrants. The public warrants are equity classified.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

12. Related Party Transactions
Prior to the Business Combination,
Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core, has entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid ma
n
agement fees to the Class A Preferred Unit holders group for the three and nine months ended September 25, 2021 and September 26, 2020 of approximately $
0
 and $1,632,000 and $1,124,000 and $5,241,000, respectively. Approximately $869,000 of the Class A Preferred Unit holders group management fees were accrued and unpaid as of December 26, 2020 and no fees were accrued and unpaid as of September 25, 2021. As a result of the Business Combination the MMSA was terminated effective June 7, 2021.
For the three and nine months ended
 September
25, 2021 and September
26, 2020, there were no related party sales from the
G
roup
to its Mexican Joint Venture. For the three
 and n
i
ne
months ended September 25, 2021 and September 26, 202
0
,
there were no related party sales
from
 the Mexican Joint Venture.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a form
er
member of the board of directors of Group. Rent payments paid to Janus Butler, LLC for the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $37,000 and $37,000 and $123,000 and $109,000, respectively. The lease extends through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately
$13,000 with an annual escalation of 1.5%.
Janus Core is a party to a lease agreement with 134 Janus International, LLC, an entity majority owned by a former
member of the board of directors of Group. Rent payments paid to 134 Janus International, LLC in the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $114,000 and $112,000 and $343,000 and $335,000, respectively.
On September 27,
2021,
the lease was extended from September 30, 2021 to December 30, 2021, with monthly payments of approximately
$38,000 per month with an annual escalation of 2.5%.
The Group leases a distribution center in Fayetteville, Georgia from French Real Estate Investments, LLC, an entity partially owned by a shareholder of the Group. Rent payments paid to French Real Estate Investments, LLC for the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $26,000 and $26,000 and $79,000 and $79,000, respectively. The lease extends through July 31, 2022, with monthly payments of approximately $9,000 per month. The Group additionally acquired a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in
June
2020 to extend the term until March 1, 2030, with monthly lease payments of $66,000 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $201,000 and $197,000 and $599,000 and $425,000, respectively.
The Group leases office space for ACT from an entity owned and controlled by the
p
resident of ACT. Rent payments paid to BSU Management, Ltd for the three and nine months ended September 25, 2021 were $20,000. In addition to the lease payment, ACT also paid a security deposit of $20,000 for the three and nine months periods ended September 25, 2021. The lease extends through August 31, 2026 with an option to renew for an additional 5 years and monthly payments are approximately $20,000 per month with an annual escalation of approximately 1.5%.
13. Revenue Recognition
The Company accounts for a contract with a customer when both parties
have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified
, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised good or service to a customer.
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. Contract balances as of September 25, 2021 were as follows:

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

September 25, 2021
Contract assets, beginning of the period	$11,398,934

Contract assets, end of the period	$23,602,670

Contract liabilities, beginning of the period	$21,525,319

Contract liabilities, end of the period	$25,759,923

During the three and nine months ended September 25, 2021, the Company recognized revenue of approximately $848,000 and $17,780,000, respectively, related to contract liabilities at December 26, 2020.
There were
new billings of approximately $22,015,000 for product and services for which there were unsatisfied performance obligations to customers and revenue had not
yet been recognized as of September 25, 2021.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and nine months ended September 25, 2021 and September 26, 2020:
Revenue by Timing of Revenue Recognition

	Three Months Ended		Nine Months Ended
Reportable Segments by Sales Channel Revenue Recognition	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Janus North America
Goods transferred at a point in time	$154,631,784	$110,370,452	$414,713,892	$310,647,036
Services transferred over time	24,487,323	22,127,171	75,184,879	69,200,338

	179,119,107	132,497,623	489,898,771	379,847,374

Janus International
Goods transferred at a point in time	10,191,505	7,920,469	27,039,893	18,031,237
Services transferred over time	7,632,830	4,700,198	21,689,399	14,133,724

	17,824,335	12,620,667	48,729,292	32,164,961

Eliminations	(9,153,517)	(4,779,232)	(23,831,481)	(11,629,860)

Total Revenue	$187,789,925	$140,339,058	$514,796,582	$400,382,475

Revenue by Sale Channel Revenue Recognition

	Three M onths Ended		Nine Months Ended
Reportable Segments by Sales Channel Revenue Recognition	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Janus North America
Self Storage-New Construction	$54,506,607	$67,675,747	$157,120,551	$184,898,993
Self Storage-R3	57,141,059	30,663,566	151,563,398	98,645,228
Commercial and Others	67,471,441	34,158,310	181,214,822	96,303,153

	179,119,107	132,497,623	489,898,771	379,847,374

Janus International
Self Storage-New Construction	$12,435,987	$7,874,084	$34,186,904	$19,903,835
Self Storage-R3	5,388,348	4,692,451	14,542,388	12,206,994
Commercial and Others	—	54,132	—	54,132

	17,824,335	12,620,667	48,729,292	32,164,961

Eliminations	(9,153,517)	(4,779,232)	(23,831,481)	(11,629,860)

Total Revenue	$187,789,925	$140,339,058	$514,796,582	$400,382,475

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

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
The provision for income taxes for the three and nine months ended September 25, 2021 and September 26, 2020 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
During the three months ended September 25, 2021 and September 26, 2020, the Company recorded a total income tax provision of approximately $3,527,000 and $284,000 on pre-tax
income of approximately $21,205,000 and $21,057,000 resulting in an effective tax rate of 16.6% and 1.3%, respectively. During the nine months ended September 25, 2021 and September 26, 2020, the Company recorded a total income tax provision of approximately $6,266,000 and $1,055,000 on pre-tax
income of approximately $39,785,000 and $42,797,000 resulting in an effective tax rate of 15.7% and 2.5%, respectively The effective tax rates for these periods were primarily impacted by the change in tax status of the Group, statutory rate differentials, changes in estimated tax rates, and permanent differences.
15. Net Income Per Share
Prior to the Business Combination, and prior to effecting the reverse recapitalization, the Company’s pre-merger
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
consideration.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and nine months ended September 25, 2021 and September 26, 2020:

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Numerator:
Net income attributable to common stockholders	17,677,742	20,772,994	33,519,770	41,742,492
Adjustment for Warrants—gain on value of private warrants	(3,552,500)	—	(1,624,000)	—

Net Income as adjusted	14,125,242	20,772,994	31,895,770	41,742,492

Denominator:
Weighted average number of shares:
Basic	138,384,284	65,875,152	95,179,726	65,773,907
Adjustment for Warrants—Treasury stock method	4,456,508	—	2,648,654	—

Diluted	142,840,792	65,875,152	97,828,380	65,773,907

Basic net income per share attributable to common stockholders	$0.13	$0.32	$0.35	$0.63
Diluted net income per share attributable to common stockholders	$0.10	$0.32	$0.33	$0.63

16. Segments Information
The Company operates its business and reports its results through two reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. The Janus International segment is comprised of JIE with its production and sales located largely in Europe. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door and Steel Door Depot.
Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Revenue
Janus North America	$179,119,107	$132,497,623	$489,898,771	$379,847,374
Janus International	17,824,334	12,620,668	48,729,292	32,164,961
Intersegment	(9,153,516)	(4,779,233)	(23,831,481)	(11,629,860)

Consolidated Revenue	$187,789,925	$140,339,058	$514,796,582	$400,382,475

Income From Operations
Janus North America	$24,381,785	$28,108,223	$60,884,392	$67,754,629
Janus International	819,333	1,362,916	2,881,576	1,980,836
Eliminations	24,062	35,837	48,796	90,566

Total Segment Operating Income	$25,225,180	$29,506,976	$63,814,764	$69,826,031

Depreciation Expense
Janus North America	$1,590,238	$1,329,258	$4,357,148	$3,960,580
Janus International	108,380	108,690	320,806	310,069

Consolidated Depreciation Expense	$1,698,618	$1,437,948	$4,677,954	$4,270,649

Amortization of Intangible Assets
Janus North America	$7,876,571	$6,415,681	$20,692,679	$19,244,828
Janus International	352,189	475,904	1,159,038	1,042,525

Consolidated Amortization Expense	$8,228,760	$6,891,585	$21,851,717	$20,287,353

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

	September 25,	December 26
	2021	2020
Identifiable Assets
Janus North America	$1,074,290,055	$820,259,539
Janus International	56,084,944	53,219,206

Consolidated Assets	$1,130,374,999	$873,478,745

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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200,000 as of September 25, 2021 and December 26, 2020, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $246,000 and $391,000 as of September 25, 2021, and December 26, 2020, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $250,000 and $250,000 as of September 25, 2021 and December 26, 2020, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $793,000 and $916,000 as of September 25, 2021 and December 26, 2020, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements

18. Subsequent Events
For the interim consolidated financial statements as of September 25, 2021, the Company has evaluated subsequent events through the issuance of the financial statements.
On October 13, 2021, Janus announced that it will redeem all of its outstanding warrants to purchase shares of Janus’s common stock that were issued pursuant to the Warrant Agreement, dated as of June 7, 2021 by and between Janus and Continental Stock Transfer & Trust Company (the “Warrant Agent”) and the Warrant Agreement, dated as of July 15, 2021, by and between Janus and the Warrant Agent, for a redemption price of
$0.10
per Warrant (the “Redemption Price”), that remain outstanding at 5:00 p.m. New York City time on
November 12, 2021
(the “Redemption Date”).
On October 22, 2021, the Company announced that David Curtis has resigned from the Board of Directors (the “Board”) due to health reasons, effective October 20, 2021. Mr. Curtis did not serve on any committees of the Board. A replacement director has not been identified at this time.

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
Unless otherwise indicated or the context otherwise requires, references in this Janus’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Midco” “Janus,” “we,” “us,” “our,” and other similar terms refer to Midco and its subsidiaries prior to the Business Combination and to Janus International Group Inc. (Parent) and its consolidated subsidiaries after giving effect to the Business Combination.
Percentage amounts included in this Quarterly report on Form
10-Q
have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly report on Form
10-Q
may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly report on Form
10-Q.
Certain other amounts that appear in this Quarterly report on Form
10-Q
may not sum due to rounding.
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

•	Basis of Presentation: This section provides a discussion of the basis on which our unaudited consolidated financial statements were prepared.

•	Results of Operations: This section provides an analysis of our unaudited results of operations for the three and nine months periods ended September 25, 2021 and September 26, 2020, respectively.

•
Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three and nine months periods ended September 25, 2021 and September 26, 2020, respectively. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at September 25, 2021, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

•
Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Business Overview
Janus is a leading global manufacturer and supplier of
turn-key
self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore. The self-storage industry is comprised of institutional and non-institutional
facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large Real Estate Investment Trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional
facilities are single-story,
non-climate
controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace (R3) of damaged or end-of-life
products.
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (UK), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, and Steel Door Depot.com.
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
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the fast-growing self-storage, commercial and industrial markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. We believe Janus is a bespoke provider of not only products, but solutions that generate a favorable financial outcome for our clients.
During the last two years, we have acquired Steel Storage Asia, PTI Australasia Pty Ltd., G&M, DBCI, and ACT to expand geographically. Our M&A activity has collectively enhanced our growth trajectory, technology and global footprint, while providing us access to highly attractive adjacent categories.
Total revenue was $187.8 million and $514.8 million for the three and nine months period ended September 25, 2021, representing an increase of 33.8% and 28.6% from $140.3 million and $400.4 million for the three and nine months period ended September 26, 2020.
Revenues increased in the third quarter of 2021 as compared to the third quarter of 2020, largely due to continued strong performance within both the R3 and Commercial and Other sales channels and $9.4 million of the inorganic growth as a result of the DBCI and ACT acquisitions coupled with the
COVID-19
pandemic impacting prior year revenue in the third quarter of 2020. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, indicative of a worldwide continued recovery from the
COVID-19
pandemic.
Adjusted EBITDA was $36.3 million and $104.9 million for the three and nine months period ended September 25, 2021, representing a 2.9% and 13.7% increase from $35.3 million and $92.2 million for the three and nine months period ended September 26, 2020.

Adjusted EBITDA as a percentage of revenue was 19.3% and 20.4% for the three and nine months period ended September 25, 2021, representing a decrease of 5.8% and 2.7% from 25.1% and 23.0% for the three and nine months period ended September 26, 2020. The reduction in Adjusted EBITDA margins is a direct result of the inflationary increases in raw material, labor and logistics costs impacting the business in advance of price increases taking effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in both our Facilitate division coupled with our continued build out of our Noke Smart entry ground game and customer service department.
Information regarding use of Adjusted EBITDA, a
non-GAAP
measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in
“Non-GAAP
Financial Measures.”
On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155.0 million which were used to fund the DBCI acquisition. In addition, the Company increased the available line of credit from $50.0 million to $80.0 million and extended the maturity date. There was a $19.4 million increase on the line of credit during the three months period ended September 25, 2021. (
See
“
Liquidity and Capital Resources” section.
)
The Business Combination
On June 7, 2021, Juniper Industrial Holdings, Inc. (“Juniper”) consummated a business combination with Midco pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. At the closing date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The shares of common stock and warrants of the Company are currently traded on the NYSE under the symbols “JBI” and “JBI WS”, respectively.
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
Part of the proceeds from the merger were used to pay a
non-liquidating
cash distribution to Janus Midco unitholders’ in the amount of $541.7 million and partial payment to Note Payable in the amount of $61.6 million. (
See “Liquidity and Capital Resources” section
.)
Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 90.5%, 90.5%, 91.0% and 92.0% of Janus’s revenue for the three and nine months period ended September 25, 2021 and September 26, 2020, respectively.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe as well as Australia. Janus International represented 9.5%, 9.5%, 9.0%, and 8.0% of Janus’s revenue for the three and nine months period ended September 25, 2021 and September 26, 2020, respectively.

Acquisitions
Our highly accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation.
Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth. Since 2020, Janus has completed five acquisitions which contributed a combined $18.9 million inorganic revenue increase from December 29, 2019 through September 25, 2021. Refer to the “Risk Factors” section of our registration statement filed on Form S-1 (as amended) on July 7, 2021 for further information on the risks associated with integration of these acquisitions. Janus acquired the following six companies to fuel the inorganic growth of its manufacturing capabilities, product offerings, and technology solutions provided to customers.
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
On August 18, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity interests of DBCI, a company incorporated in Delaware, for $169.2 million. DBCI is a manufacturer of exterior building products in North America, with over 25 years’ servicing commercial, residential and repair markets. As a result of the acquisition, the Company will have an opportunity to increase its customer base of both the commercial and self-storage industries and expand its product offerings in the North American market.
On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity of ACT, a company incorporated in North Carolina, for $10.7 million. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix, a company incorporated in North Carolina. ACT has specialized in protecting critical assets in the self-storage and industrial building industries for over 7 years’. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its Nokē Smart Entry ground game.
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
To aid in combating the negative business impacts of
COVID-19,
the federal government enacted the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” on March 27, 2020. Under the CARES Act, Janus deferred $2.6 million in payroll taxes of which half of the balance is due December 31, 2021 and the remaining balance is due December 31, 2022.

As a result of
COVID-19
and in support of continuing its manufacturing efforts, Janus has undertaken a number of steps to protect its employees, suppliers and customers, as their safety and well-being is one of our top priorities. Janus has taken several safety measures including implementing social distancing practices and requiring employees to wear masks. There was $1.0 million and $1.2 million in
COVID-19
related expenses in the three and nine months period ended September 25, 2021 primarily related to
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
Our unaudited consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of September 25, 2021. Events and changes in circumstances arising after September 25, 2021, including those resulting from the impacts of the
COVID-19
pandemic, will be reflected in management’s estimates for future periods.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount is reflective of the health of Janus indicative of an expansion or contraction of the overall business. We expect to continue to increase headcount in the future as we grow our business. Moreover, we expect that we will continue to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirement of being, a public company.
The following table sets forth key performance measures for the periods ended September 25, 2021 and September 26, 2020

	Three Months		Variance
	Period ended September 25, 2021	Period ended September 26, 2020	$	%
Total Revenue	$187,789,925	$140,339,058	$47,450,867	33.8%
Adjusted EBITDA	$36,308,668	$35,283,414	$1,025,254	2.9%
Adjusted EBITDA (% of revenue)	19.3%	25.1%		(5.8)%

	Nine Months		Variance
	Period ended September 25, 2021	Period ended September 26, 2020	$	%
Total Revenue	$514,796,582	$400,382,475	$114,414,107	28.6%
Adjusted EBITDA	$104,857,783	$92,210,886	$12,646,897	13.7%
Adjusted EBITDA (% of revenue)	20.4%	23.0%		(2.7)%

As of September 25, 2021, and September 26, 2020, the headcount was 1,601 (including 486 temporary employees) and 1,231 (including 300 temporary employees), respectively.
Total revenue increased by $47.5 million and $114.4 million or 33.8% and 28.6% for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 primarily due to increased volumes and improved market conditions in 2021 as the
COVID-19
pandemic significantly impacted revenue in the third quarter of 2020 coupled with a $9.4 million increase in inorganic revenue growth as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the later part of the third quarter of 2021. (
See “Results of Operations” section
.)
Adjusted EBITDA increased by $1.0 million and $12.6 million or 2.9% and 13.7% from the three and nine months period ended September 25, 2021 compared to the three and nine months periods ended September 26, 2020 primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.
Adjusted EBITDA as a percentage of revenue decreased 5.8% and 2.7% for the three and nine months period ended September 25, 2021 primarily due to inflationary increases to raw material, labor and logistics costs in advance of commercial and cost containment actions taking effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in both our Facilitate division coupled with our continued build out of our Nokē Smart entry ground game and customer service department. (
See
“
Non-GAAP
Financial Measures” section.)
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
We have presented results of operations, including the related discussion and analysis for the following periods:

•	the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020.
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
Interest expense.
Interest expense consists of interest expense on short-term and long-term debt and amortization on deferred financing fees. (
See
“Long Term Debt”
section
.)
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
Service revenue is driven by the product revenue and the increase in value-added services, such as pre-work
planning, site drawings, installation and general contracting, project management, and third-party security. Janus differentiates itself through on-time
delivery, efficient installation, best
in-class
service, and a reputation for high quality products.
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

Factors Affecting Operating Costs
Janus’s operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative expenses.
Janus’s largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’s control and have a direct impact on the financial results. In 2020 and 2021, Janus entered into agreements with three of its largest suppliers in order to lock in steel coil prices for part of Janus’s production needs and partially mitigate the potential impacts of short-term steel coil price fluctuations. This arrangement allows Janus to purchase quantities of product within specified ranges as outlined in the contracts.
Freight costs are driven by Janus’s volume of sales of products and are subject to the freight market pricing environment.
Results of Operations – Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our unaudited consolidated financial statements included elsewhere in this Quarterly report on Form
10-Q.
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.
Results of Operations
For the three and nine months period ended September 25, 2021 compared to the period ended September 26, 2020

	Three Months		Variance
	Period ended September 25, 2021	Period ended September 26, 2020	$	%
REVENUE
Sales of products	$155,669,772	$113,511,689	$42,158,083	37.1%
Sales of services	32,120,153	26,827,369	5,292,784	19.7%

Total revenue	187,789,925	140,339,058	47,450,867	33.8%
Cost of Sales	125,551,395	87,574,908	37,976,487	43.4%

GROSS PROFIT	62,238,530	52,764,150	9,474,380	18.0%
OPERATING EXPENSE
Selling and marketing	12,065,859	7,823,145	4,242,714	54.2%
General and administrative	24,947,491	18,309,277	6,638,214	36.3%
Contingent consideration and earnout fair value adjustments	—	(2,875,248)	2,875,248	(100.0)%

Operating Expenses	37,013,350	23,257,174	13,756,176	59.1%

INCOME FROM OPERATIONS	25,225,180	29,506,976	(4,281,796)	(14.5)%
Interest expense	(7,663,536)	(8,768,791)	1,105,255	(12.6)%
Other income (expense)	90,873	319,091	(228,218)	(71.5)%
Change in fair value of derivative warrant liabilities	3,552,500	—	3,552,500	—%

Other Expense, Net	(4,020,163)	(8,449,700)	4,429,537	(52.4)%

INCOME BEFORE TAXES	21,205,016	21,057,276	147,740	0.7%
Provision for Income Taxes	3,527,275	284,282	3,242,993	1140.8%

NET INCOME	$17,677,742	$20,772,994	$(3,095,252)	(14.9)%

	Nine Months		Variance
	Period ended September 25, 2021	Period ended September 26, 2020	$	%
REVENUE
Sales of products	$417,922,304	$317,048,413	$100,873,891	31.8%
Sales of services	96,874,278	83,334,062	13,540,216	16.2%

Total revenue	514,796,582	400,382,475	114,414,107	28.6%
Cost of Sales	340,070,342	254,755,038	85,315,304	33.5%

GROSS PROFIT	174,726,240	145,627,437	29,098,803	20.0%
OPERATING EXPENSE
Selling and marketing	31,906,155	25,800,711	6,105,444	23.7%
General and administrative	78,318,621	52,875,943	25,442,678	48.1%
Contingent consideration and earnout fair value adjustments	686,700	(2,875,248)	3,561,948	(123.9)%

Operating Expenses	110,911,476	75,801,406	35,110,070	46.3%

INCOME FROM OPERATIONS	63,814,764	69,826,031	(6,011,267)	(8.6)%
Interest expense	(23,265,333)	(27,447,267)	4,181,934	(15.2)%
Other income (expense)	(2,387,997)	418,302	(2,806,299)	(670.9)%
Change in fair value of derivative warrant liabilities	1,624,000	—	1,624,000	—%

Other Expense, Net	(24,029,330)	(27,028,965)	2,999,635	(11.1)%

INCOME BEFORE TAXES	39,785,434	42,797,066	(3,011,632)	(7.0)%
Provision for Income Taxes	6,265,664	1,054,574	5,211,090	494.1%

NET INCOME	$33,519,770	$41,742,492	$(8,222,722)	(19.7)%

Revenue

	Three Months				Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020	Variances	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$155,669,772	$113,511,689	$42,158,083	37.1%	$8,220,713	$33,937,370	29.9%
Sales of services	32,120,153	26,827,369	5,292,784	19.7%	1,217,718	4,075,066	15.2%

Total	$187,789,925	$140,339,058	$47,450,867	33.8%	$9,438,431	$38,012,436	27.1%

	Nine Months				Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020	Variances	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$417,922,304	$317,048,413	$100,873,891	31.8%	$8,220,713	$92,653,178	29.2%
Sales of services	96,874,278	83,334,062	13,540,216	16.2%	1,217,718	12,322,498	14.8%

Total	$514,796,582	$400,382,475	$114,414,107	28.6%	$9,438,431	$104,975,676	26.2%

The $47.5 million and $114.4 million revenue increase for the three and nine month period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 is primarily attributable to increased volumes as a result of favorable industry dynamics in both the commercial and R3 sales channels coupled with inorganic growth of $9.4 million as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the third quarter of 2021. The inorganic growth as a result of the PTI Australasia Pty Ltd. and G&M Stor-More Pty Ltd. acquisitions are not separately stated above as these amounts were not significant.

The following table and discussion compares Janus’s sales by sales channel.

	Three Months		Three Months		Variance
Consolidated	Period ended September 25, 2021	% of sales	Period ended September 26, 2020	% of sales	$	%
New Construction - Self Storage	$65,934,280	35.1%	$74,520,022	53.1%	$(8,585,742)	(11.5)%
R3 - Self Storage	59,247,787	31.6%	35,136,858	25.0%	$24,110,929	68.6%
Commercial and Other	62,607,858	33.3%	30,682,178	21.9%	31,925,680	104.1%

Total	$187,789,925	100.0%	$140,339,058	100.0%	$47,450,867	33.8%

	Nine Months		Nine Months		Variance
Consolidated	Period ended September 25, 2021	% of sales	Period ended September 26, 2020	% of sales	$	%
New Construction - Self Storage	$187,874,566	36.5%	$200,455,652	50.1%	$(12,581,086)	(6.3)%
R3 - Self Storage	157,766,343	30.6%	110,852,222	27.7%	46,914,121	42.3%
Commercial and Other	169,155,673	32.9%	89,074,601	22.2%	80,081,072	89.9%

Total	$514,796,582	100.0%	$400,382,475	100.0%	$114,414,107	28.6%

New construction sales decreased by $8.6 million or 11.5% and decreased by $12.6 million or 6.3% for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020, respectively. The decrease in the three and nine months period ended September 25, 2021 is primarily due to the continued delays in greenfield projects caused by permitting delays associated with the
COVID-19
global pandemic, coupled with the continued trend of new self-storage capacity being brought online through conversions and expansions, which roll up under R3.
R3 sales increased by $24.1 million and $46.9 million or 68.6% and 42.3% for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 due to the increase of conversions and expansions as more self-storage capacity continues to be brought online through R3 as opposed to greenfield sites coupled with the positive impacts from commercial actions.
Commercial and other sales increased by $31.9 and $80.1 million or 104.1% and 89.9% for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 due to Janus Core and ASTA experiencing favorable market gains due to the continued
e-commerce
movement coupled with share gains in the commercial steel roll up door market from ASTA’s launch of the rolling steel product line in the fourth quarter of 2020. In addition, we began to see a more meaningful impact from our commercial actions in the quarter.
Cost of Sales and Gross Margin
Gross margin decreased by 4.5% and 2.5% to 33.1% and 33.9% for the three and nine months period ended September 25, 2021 from 37.6% and 36.4% for the three and nine months period ended September 26, 2020 due primarily to continued increased raw material, labor and logistics costs in advance of commercial and cost containment initiatives taking effect.

	Three Months				Cost of Sales Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$125,551,395	87,574,908	$37,976,487	43.4%	$6,601,554	$31,374,933	35.8%

	Nine Months				Cost of Sales Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$340,070,342	254,755,038	$85,315,304	33.5%	$6,601,554	$85,315,304	33.5%
The $38.0 million and $85.3 million or 43.4% and 33.5% increase in cost of sales for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 is primarily attributable to increased raw material, labor and logistics costs on a global basis, revenue increases and inorganic growth of $6.6 million as a result of the DBCI and ACT acquisitions.

Operating Expenses – Selling and marketing
Selling and marketing expense increased $4.2 million and $6.1 million or 54.2% and 23.7% from the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 primarily due to increased marketing, trade show and payroll related costs for additional headcount to support revenue growth coupled with limited travel, marketing and trade show costs in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $0.4 million as a result of the DBCI and ACT acquisitions.
Operating Expenses – General and administrative
General and administrative expenses increased $6.6 million and $25.4 million or 36.3% and 48.1% from the three and nine months period ended September 26, 2020 compared to the three and nine months period ended September 25, 2021 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company and $1.9 million as a result of the DBCI and ACT acquisitions. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in
Non-GAAP
Financial Measures section.
Interest Expense
Interest expense decreased $1.1 million and $4.2 million or 12.6% and 15.2% from the three and nine months period ended September 26, 2020 compared to the three and nine months period ended September 25, 2021 due to a lower interest rate environment coupled with a $2.0 million debt prepayment in July 2020. In addition, the Company entered into a Debt Modification agreement in February 2021 which consolidated the prior two outstanding tranches into a single tranche and resulted in a reduction in the overall interest rate. In conjunction with the business combination on June 7, 2021, the Company made a $61.6 million prepayment on debt. On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155.0 million which partially offset this decrease in the interest expense for the three months period ended September 25, 2021. (
See
“
Liquidity and Capital Resources
”
section
.)
Other Income (Expense)
Other income (expense) decreased by $0.2 million and increased by $2.8 million or 71.5% and 670.9% from $0.3 and $0.4 million of other income for the three and nine months period ended September 26, 2020 to $0.1 million of other income and $2.4 million of other (expense) for the period ended September 25, 2021. The decrease for the three months period ended is primarily due to a $0.3 million gain on extinguishment of debt included in the three months period ended September 26, 2020, but not present in the three months period ended September 25, 2021. The increase in other (expense) for the nine months period ended is primarily due to a $2.4 million loss on extinguishment of debt included in the nine months period ended September 25, 2021 but not present in the nine months period ended September 26, 2020.
Income Taxes
Income tax expense increased by $3.2 million and $5.2 million or 1140.8% and 494.1% from $0.3 million and $1.1 million for the three and nine months period ended September 26, 2020 to $3.5 million and $6.3 million expense for the three and nine months period ended September 25, 2021 due to a tax structure change from a limited liability company that was considered a disregarded entity for tax purposes to a Corporation as a result of the Business Combination that occurred on June 7, 2021.
Net Income
The $3.1 million and $8.2 million or 14.9% and 19.7% decrease in net income for the three and nine month periods ended September 25, 2021 as compared to the three and nine months period ended September 26, 2020 is largely due to an increase in raw material, labor and logistics costs coupled with increased selling, general and administrative expenses.
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
Results of Operations – Janus North America
For the three and nine months period ended September 25, 2021 compared to the period ended September 26, 2020

	Three Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%

REVENUE
Sales of products	$154,631,783	$110,370,452	$44,261,331	40.1%
Sales of services	24,487,324	22,127,171	2,360,153	10.7%

Total revenue	179,119,107	132,497,623	46,621,484	35.2%
Cost of Sales	121,480,502	83,687,988	37,792,514	45.2%

GROSS PROFIT	57,638,605	48,809,635	8,828,970	18.1%
OPERATING EXPENSE
Selling and marketing	10,956,479	7,746,220	3,210,259	41.4%
General and administrative	22,300,340	15,830,440	6,469,900	40.9%
Contingent consideration and earnout fair value adjustments	—	(2,875,248)	2,875,248	(100.0)%

Operating Expenses	33,256,819	20,701,412	12,555,407	60.7%

INCOME FROM OPERATIONS	$24,381,786	$28,108,223	$(3,726,437)	(13.3)%

	Nine Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%

REVENUE
Sales of products	$414,713,892	$310,647,036	$104,066,856	33.5%
Sales of services	75,184,879	69,200,338	5,984,541	8.6%

Total revenue	489,898,771	379,847,374	110,051,397	29.0%
Cost of Sales	328,593,737	243,878,508	84,715,229	34.7%

GROSS PROFIT	161,305,034	135,968,866	25,336,168	18.6%
OPERATING EXPENSE
Selling and marketing	29,123,707	23,569,694	5,554,013	23.6%
General and administrative	70,610,235	47,519,790	23,090,445	48.6%
Contingent consideration and earnout fair value adjustments	686,700	(2,875,248)	3,561,948	(123.9)%

Operating Expenses	100,420,642	68,214,236	32,206,406	47.2%

INCOME FROM OPERATIONS	$60,884,392	$67,754,630	$(6,870,238)	(10.1)%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %

Sales of products	$154,631,783	$110,370,452	$44,261,331	40.1%	$8,220,713	$36,040,618	32.7%
Sales of services	24,487,324	22,127,171	2,360,153	10.7%	1,217,718	1,142,435	10.7%

Total	$179,119,107	$132,497,623	$46,621,484	35.2%	$9,438,431	$37,183,053	28.1%

	Nine Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %

Sales of products	$414,713,892	$310,647,036	$104,066,856	33.5%	$8,220,713	$95,846,143	30.9%
Sales of services	75,184,879	69,200,338	5,984,541	8.6%	1,217,718	4,766,823	8.6%

Total	$489,898,771	$379,847,374	$110,051,397	29.0%	$9,438,431	$100,612,966	26.5%

The $46.6 million and $110.1 million or 35.2% and 29.0% revenue increase is primarily attributable to increased volumes as a result of favorable industry dynamics in both the commercial and R3 sales channels coupled with inorganic growth of $9.4 million as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the quarter.
The following table and discussion compares Janus North America sales by sales channel.

	Three Months
	Period ended September 25, 2021	% of total sales	Period ended September 26, 2020	% of total sales	Variance
					$	%

New Construction - Self Storage	$54,506,607	30.4%	$67,675,747	51.1%	$(13,169,140)	(19.5)%
R3 - Self Storage	57,141,059	31.9%	30,663,566	23.1%	26,477,493	86.3%
Commercial and Other	67,471,441	37.7%	34,158,310	25.8%	33,313,131	97.5%

Total	$179,119,107	100.0%	$132,497,623	100.0%	$46,621,484	35.2%

	Nine Months
	Period ended September 25, 2021	% of total sales	Period ended September 26, 2020	% of total sales	Variance
					$	%

New Construction - Self Storage	$157,120,551	32.1%	$184,898,993	48.7%	$(27,778,442)	(15.0)%
R3 - Self Storage	151,563,398	30.9%	98,645,228	26.0%	52,918,170	53.6%
Commercial and Other	181,214,822	37.0%	96,303,153	25.4%	84,911,669	88.2%

Total	$489,898,771	100.0%	$379,847,374	100.0%	$110,051,397	29.0%

New Construction sales decreased by $13.2 million and $27.8 million or 19.5% and 15.0% for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 due to continued delays in projects associated with the
COVID-19
global pandemic, coupled with the continued trend of new self-storage capacity being brought online through conversions and expansions, which are included in R3 sales.
R3 sales increased by $26.5 million and $52.9 million or 86.3% and 53.6% for the three and nine months period ended September 25, 2021 compared to the three and nine months periods ended September 26, 2020 due primarily to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.
Commercial and Other sales increased by $33.3 million and $84.9 million or 97.5% and 88.2% for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 due to increases in both Janus Core and ASTA commercial steel roll up door market, from strong momentum with the launch of the ASTA rolling steel product line in the fourth quarter of 2020 and commercial initiatives implemented to offset the inflationary increases of raw materials, labor, and logistics costs.
Cost of Sales and Gross Margin
Gross Margin decreased by 4.7% and 2.9% to 32.2% and 32.9% for the three and nine months period ended September 25, 2021, from 36.0% and 35.2% for the three and nine months period ended September 26, 2020 due primarily to continued increased raw material, labor and logistics costs in advance of commercial and cost containment initiatives taking effect.

	Three Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$121,480,502	$83,687,988	$37,792,514	45.2%	$6,601,554	$31,190,960	37.3%

	Nine Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$328,593,737	$243,878,508	$84,715,229	34.7%	$6,601,554	$78,113,675	32.0%
The $37.8 million and $84.7 million or 45.2% and 34.7% increase in cost of sales for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 is primarily due to increased revenue coupled with an increase in raw material, labor, and logistics costs. In addition, there was an inorganic increase of $6.6 million as a result of the DBCI and ACT acquisitions.
Operating Expenses – Selling and marketing
Selling and marketing expenses increased $3.2 million and $5.6 million or 41.4% and 23.6% from $7.7 million and $23.6 million for the three and nine months period ended September 26, 2020 to $11.0 million and $29.1 million for the three and nine months period ended September 25, 2021 primarily due to increased marketing and trade show and payroll related costs for additional headcount to support revenue growth coupled with lower spend on travel, marketing and trade shows in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $0.4 million as a result of the DBCI and ACT acquisitions.
Operating Expenses – General and administrative
General and administrative expenses increased $6.5 million and $23.1 million or 40.9% and 48.6% from $15.8 million and $47.5 million for the three and nine months period ended September 26, 2020 to $22.3 million and $70.6 million for the three and nine months period ended September 25, 2021 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the incremental revenue coupled with the transition to a public company and $1.9 million as a result of the DBCI and ACT acquisitions. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in
Non-GAAP
Financial Measures section.
Income from Operations
Income from operations decreased by $3.7 million and $6.9 million or 13.3% and 10.1% from $28.1 million and $67.8 million for the three and nine months period ended September 26, 2020 to $24.4 million and $60.9 million for the three and nine months period ended September 25, 2021 primarily due to an increase in cost of sales, selling and general and administrative expenses, partially offset by an increase in revenue.

INTERNATIONAL
Results of Operations – Janus International
For the three and nine months period ended September 25, 2021 compared to the period ended September 26, 2020

	Three Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%

REVENUE
Sales of products	$10,191,505	$7,920,469	$2,271,036	28.7%
Sales of services	7,632,830	4,700,198	2,932,632	62.4%

Total revenue	17,824,335	12,620,667	5,203,668	41.2%
Cost of Sales	13,248,470	8,701,990	4,546,480	52.2%

GROSS PROFIT	4,575,865	3,918,677	657,188	16.8%
OPERATING EXPENSE
Selling and marketing	1,109,381	76,925	1,032,456	1342.2%
General and administrative	2,647,151	2,478,837	168,314	6.8%

Operating Expenses	3,756,532	2,555,762	1,200,770	47.0%

INCOME FROM OPERATIONS	$819,333	$1,362,915	$(543,582)	(39.9)%

	Nine Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%

REVENUE
Sales of products	$27,039,893	$18,031,237	$9,008,656	50.0%
Sales of services	21,689,399	14,133,724	7,555,675	53.5%

Total revenue	48,729,292	32,164,961	16,564,331	51.5%
Cost of Sales	35,356,883	22,596,956	12,759,927	56.5%

GROSS PROFIT	13,372,409	9,568,005	3,804,404	39.8%
OPERATING EXPENSE
Selling and marketing	2,782,448	2,231,017	551,431	24.7%
General and administrative	7,708,386	5,356,153	2,352,233	43.9%

Operating Expenses	10,490,834	7,587,170	2,903,664	38.3%

INCOME FROM OPERATIONS	$2,881,575	$1,980,835	$900,740	45.5%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Organic Growth	Organic Growth

Sales of products	$10,191,505	$7,920,469	$2,271,036	28.7%	$2,271,036	28.7%
Sales of services	7,632,830	4,700,198	2,932,632	62.4%	2,932,631	62.4%

Total	$17,824,335	$12,620,667	$5,203,668	41.2%	$5,203,668	41.2%

	Nine Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Organic Growth	Organic Growth

Sales of products	$27,039,893	$18,031,237	$9,008,656	50.0%	$9,008,656	50.0%
Sales of services	21,689,399	14,133,724	7,555,675	53.5%	7,555,674	53.5%

Total	$48,729,292	$32,164,961	$16,564,331	51.5%	$16,564,330	51.5%

The $5.2 million and $16.6 million revenue increase includes a 41.2% and 51.5% increase in organic growth driven by increased sales volumes due to improved market conditions, primarily in the second and third quarter of 2021. The inorganic growth as a result of the PTI Australasia Pty Ltd. and G&M Stor-More Pty Ltd. are not separately stated above as these amounts were not significant.

The following table illustrates the sales by channel for the three and nine months period ended September 25, 2021 and September 26, 2020.

	Three Months			% of total sales	Variance
	Period ended September 25, 2021	% of total sales	Period ended September 26, 2020		$	%

New Construction - Self Storage	$12,435,987	69.8%	$7,874,084	62.4%	$4,561,903	57.9%
R3 - Self Storage	5,388,348	30.2%	4,692,451	37.2%	695,897	14.8%
Commercial and Other	—	—%	54,132	0.4%	(54,132)	(100.0)%

Total	$17,824,335	100.0%	$12,620,667	100.0%	$5,203,668	41.2%

	Nine Months			% of total sales	Variance
	Period ended September 25, 2021	% of total sales	Period ended September 26, 2020		$	%

New Construction - Self Storage	$34,186,904	70.2%	$19,903,835	61.9%	$14,283,069	71.8%
R3 - Self Storage	14,542,388	29.8%	12,206,994	38.0%	2,335,394	19.1%
Commercial and Other	—	—%	54,132	0.2%	(54,132)	(100.0)%

Total	$48,729,292	100.0%	$32,164,961	100.0%	$16,564,331	51.5%

New Construction sales increased by $4.6 million and $14.3 million or 57.9% and 71.8% to $12.4 million and $34.2 million for the three and nine months period ended September 25, 2021 from $7.9 million and $19.9 million for the three and nine months period ended September 26, 2020 due to increased volumes and improved market conditions as the international market continues to open up after the
COVID-19
pandemic.
R3 sales increased by $0.7 million and $2.3 million or 14.8% and 19.1% to $5.4 million and $14.5 million for the three and nine months period ended September 25, 2021 from $4.7 million and $12.2 million for the three and nine months period ended September 26, 2020 due primarily to project mix fluctuations.
Cost of Sales and Gross Margin
Gross Margin decreased by 5.4% and 2.3% to 25.7% and 27.4% for the three and nine months period ended September 25, 2021, from 31.0% and 29.7% for the period ended September 26, 2020. The decline in the three and nine months period ended September 25, 2021 is the result of higher raw material, labor and logistics costs and an increase in mezzanine product sales which have a lower margin profile than typical product offerings as these products are buy-resale,
coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

	Three Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Organic Growth	Organic Growth %

Cost of Sales	$13,248,470	$8,701,990	$4,546,480	52.2%	$4,546,480	52.2%

	Nine Months		Variance	Variance %	Cost of Sales Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Organic Growth	Organic Growth %

Cost of Sales	$35,356,883	$22,596,956	$12,759,927	56.5%	$12,759,927	56.5%
Cost of sales increased by $4.5 million and $12.8 million or 52.2% and 56.5% from $8.7 million and $22.6 million, for the three and nine months period ended September 26, 2020, to $13.2 million and $35.4 million for the three and nine months period ended September 25, 2021 in line with a 41.2% and 51.5% increase in revenues coupled with an increase in raw material, labor and logistics costs and mezzanine product sales.

Operating Expenses — Selling and marketing
Selling and marketing expense increased by $1.0 million and $0.6 million or 1342.2% and 24.7% from $0.1 million and $2.2 million for the three and nine months period ended September 26, 2020 to $1.1 million and $2.8 million for the three and nine months period ended September 25, 2021 primarily due to an increase in commission expense as a result of higher sales coupled with an increase in travel and marketing costs in 2021 compared to prior year as these expenses were significantly cut back due to the COVID-19 global pandemic.
Operating Expenses — General and administrative
General and administrative expenses increased $0.2 million and $2.4 million or 6.8% and 43.9% from $2.5 million and $5.4 million for the three and nine months period ended September 26, 2020 to $2.6 million and $7.7 million for the period ended September 25, 2021 primarily due to the continued investment in personnel and infrastructure to support the strategic growth objectives of the international business operations coupled with lower costs in 2020 associated with the pandemic.
Income from Operations
Income from operations decreased by $0.5 million and increased by $0.9 million or 39.9% and 45.5% from $1.4 and $2.0 million for the three and nine months period ended September 26, 2020 to $0.8 million and $2.9 million for the three and nine months period ended September 25, 2021. The decline in the three months period ended September 25, 2021 was primarily due to an increase in raw material, labor, logistics and selling expenses. The increase in the nine months period ended September 25, 2021 was primarily due to an increase in revenue, partially offset by increased raw material, labor, logistics, selling and general and administrative expenses.
Non-GAAP
Financial Measures
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
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%

Net Income	$17,677,742	$20,772,994	$(3,095,252)	(14.9)%
Interest Expense	7,663,536	8,768,791	(1,105,255)	(12.6)%
Income Taxes	3,527,275	284,282	3,242,993	1140.8%
Depreciation	1,698,618	1,437,948	260,670	18.1%
Amortization	8,228,760	6,891,586	1,337,174	19.4%

EBITDA	$38,395,931	$38,155,601	$640,330	1.7%
Loss (gain) on extinguishment of debt (2)	—	(257,545)	257,545	—%
COVID-19 related expenses (3)	1,030,415	260,606	769,809	295.4%
Transaction related expenses (4)	—	—	—	—%
Facility relocation (5)	34,823	—	34,823	—%
Share-based compensation (6)	—	—	—	—%
Change in fair value of contingent consideration and earnout (7)	—	(2,875,248)	2,875,248	—%
Change in fair value of derivative warrant liabilities (8)	(3,552,500)	—	(3,552,500)	—%

Adjusted EBITDA	$36,308,669	$35,283,414	$1,025,255	2.9%

	Nine Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%

Net Income	$33,519,770	$41,742,492	$(8,222,722)	(19.7)%
Interest Expense	23,265,333	27,447,267	(4,181,934)	(15.2)%
Income Taxes	6,265,664	1,054,574	5,211,090	494.1%
Depreciation	4,677,954	4,270,649	407,305	9.5%
Amortization	21,851,717	20,287,353	1,564,364	7.7%

EBITDA	$89,580,438	$94,802,335	$(5,221,897)	(5.5)%
BETCO transition fee (1)	—	15,000	(15,000)	(100.0)%
Loss (gain) on extinguishment of debt (2)	2,414,854	(257,545)	2,672,399	—%
COVID-19 related expenses (3)	1,239,678	526,344	713,334	135.5%
Transaction related expenses (4)	10,398,423	—	10,398,423	—%
Facility relocation (5)	102,467	—	102,467	—%
Share-based compensation (6)	2,059,223	—	2,059,223	—%
Change in fair value of contingent consideration and earnout (7)	686,700	(2,875,248)	3,561,948	—%
Change in fair value of derivative warrant liabilities (8)	(1,624,000)	$—	(1,624,000)	—%

Adjusted EBITDA	$104,857,783	$92,210,886	$12,646,897	13.7%

(1)	Retainer fee paid to former BETCO owner, during the transition to a new President to run the business and related one-time-consulting fee.
(2)
Adjustment for loss (gain) on extinguishment of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2021 and the prepayment of debt in the amount of $61.6 million that occurred on June 7, 2021 in conjunction with the Business Combination. In July 2020, Janus repurchased approximately $2.0 million of principal amount of the 1st Lien at an approximate $0.3 million discount, resulting in a gain on the extinguishment of debt. See
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
(7)
Adjustment related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021. Contingent consideration adjustment related to the acquisition of BETCO and NOKE in the period ended September 26, 2020.

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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from equity, debt offerings and borrowing availability under our existing credit facility. We believe our operating cash flows, along with funds available under the line of credit, provide sufficient liquidity to support Janus’s liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, as well as to finance acquisitions.
Financial Policy
Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments and, (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings.
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
LIBOR Reform
In connection with the potential transition away from the use of the LIBOR as an interest rate benchmark, we are currently in the process of identifying and managing the potential impact to Janus. The majority of Janus’s exposure to LIBOR relates to the Amendment No. 4 1st Lien note payable which is discussed further below.

Debt Profile

					Net Carrying Value
	Principal Amount	Issuance Date	Maturity Date	Interest Rate	September 25, 2021	December 26, 2020

Notes Payable - 1st Lien	$470,000,000	February 2018/ August 2019	February 1, 2025	4.75% 1	$—	$562,363,000
Notes Payable - 1st Lien B2	$75,000,000	March 1, 2019	February 1, 2025	5.50% 2	—	73,875,000
Notes Payable - Amendment No. 4 1st Lien	$726,413,482	February 1, 2021	February 1, 2025	4.25% 3	726,413,482	—
Notes Payable - Auto Loans	$92,684	various	various	4.29% to 8.35%	92,684	—

Total principal debt					726,506,166	636,238,000
Less unamortized deferred finance fees					11,467,679	12,110,329
Less: current portion of long-term debt					8,111,212	6,523,417

Long-term debt, net of current portion					$706,927,275	$617,604,254

(1)	The interest rate on the 1st Lien term loan as of December 26, 2020, was 4.75%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.75%
(2)	The interest rate on the 1st Lien B2 term loan as of December 26, 2020, was 5.50%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 4.50%
(3)
The interest rate on the Amendment No. 4 1st Lien term loan as of September 25, 2021, was 4.25%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%

As of September 25, 2021, and December 26, 2020, the Company maintained one letter of credit totaling approximately $400,000 and $295,000, on which there were no balances due.
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
On February 12, 2018, Janus was acquired by a private equity group. As a result of the acquisition, Janus originated a 1st Lien notes payable with a syndicate of lenders in the original amount of $470.0 million with interest payable in arrears. The interest rate on the facility was based on a Base Rate, unless a LIBOR Rate option was chosen by Janus. If the LIBOR Rate was elected, the interest computation was equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate was elected, the interest computation was equal to the Base Rate plus the Base Rate Margin. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of June 2018 with the remaining principal due on the maturity date of February 12, 2025. The 1st Lien loan bore interest, as chosen by Janus, at a floating rate per annum consisting of the LIBOR, subject to a 1.00% floor, plus an applicable margin percent (total rate of 4.75% as of December 26, 2020).
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
On February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans. The Amended debt is comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634.6 million with interest payable in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the base rate is elected, the interest computation is equal to the base rate plus the base rate margin. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of March 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the Amended loan bears interest at a floating rate per annum consisting of LIBOR plus an applicable margin percent (total rate of 4.25% as of September 25, 2021). The debt is secured by substantially all business assets.
On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen, new borrowings of $155.0 million and a consolidation of the prior outstanding tranches into a single tranche of debt with the syndicate. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 million with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of September 25, 2021). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $11.5 million at September 25, 2021. This refinancing amendment was accounted for as modification of existing terms and as such no gain or loss was recognized for this transaction and any third part fees were expensed with bank fees, original issue discount and charges capitalized and are being amortized as a component of interest expense over the remaining loan term.
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
On August 18, 2021, the Company increased the available line of credit from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 18, 2023 to August 12, 2024. There was $19.4 and $0.0 outstanding balance on the line of credit as of September 25, 2021 and December 26, 2020. As of September 25, 2021 and December 26, 2020 the interest rate in effect for the facility was 3.50% and 3.50%, respectively. The line of credit is secured by accounts receivable and inventories.
The revolving line of credit facility, 1st Lien note payable, 1st Lien B2 note payable, and Amendment No. 4 1st Lien note payable contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 25, 2021, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
Statement of Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

Nine month period ended September 25, 2021 compared to period ended September 26, 2020:

	September 25, 2021	September 26, 2020	Variance
			$	%

Net cash provided by operating activities	$59,683,264	$76,911,053	$(17,227,789)	(22.4)%
Net cash used in investing activities	(195,564,980)	(9,401,104)	(186,163,876)	1980.2%
Net cash provided by (used in) financing activities	99,706,949	(46,683,858)	146,390,807	(313.6)%
Effect of foreign currency rate changes on cash	141,720	(1,003,090)	1,144,810	(114.1)%

Net (decrease) increase in cash and cash equivalents	$(36,033,047)	$19,823,001	$(55,856,048)	(281.8)%

Net cash provided by operating activities
Net cash provided by operating activities decreased by $17.2 million to $59.7 million for the period ended September 25, 2021 compared to $76.9 million for the period ended September 26, 2020. This was primarily due to an decrease of $2.5 million to net income adjusted for non-cash
items and an investment in net working capital of $11.4 million to continue to support revenue growth, which was driven by a $1.6 million decline in prepaid and other current assets, $19.5 million increase in inventory to ensure supply to our plants in the current raw material constrained environment coupled with raw material inflation, $31.0 million increase in accounts receivable and deferred revenue as a result of increased sales volume and commercial initiatives, $17.4 million deterioration in accounts payable, and a $23.4 million deterioration in other accrued expenses. Additionally, there was a $3.5 million improvement in other assets and long-term liabilities.
Net cash used in investing activities
Net cash used in investing activities increased by $186.2 million for the period ended September 25, 2021 as compared to the period ended September 26, 2020. This increase was driven primarily by the acquisitions of DBCI and ACT with the net payments of $169.0 million and $9.2 million, respectively, and an increase in capital expenditures predominately related to a purchase of a new Texas building for $9.0 million to continue to support our strategic growth initiatives, which was offset by the acquisition of Steel Storage in January of 2020 with the net payment of $4.6 million as compared with the net payment of $1.6 million for the G&M Stor-More Pty Ltd. acquisition made in January 2021 for the period ended September 25, 2021 as compared with the period ended September 26, 2020.
Net cash provided by (used in) financing activities
Net cash provided by financing activities increased by $146.4 million for the period ended September 25, 2021 as compared to the period ended September 26, 2020. This increase was driven by $155.0 million in proceeds from issuance of long-term debt as a result of the DBCI acquisition, $19.3 million of net borrowings on the line of credit and a decrease of $3.9 million of payments of contingent consideration which was partially offset by an increase of $58.2 million in principal payments of long-term debt and a $4.3 million increase in deferred financing fees. The increase in the principal payments of long-term debt was primarily attributed to the prepayment of approximately $61.6 million of existing 1st Lien Term Loan Debt upon the closing of the Business Combination. As a result of the business combination, the Company received $334.9 million related to proceeds from the merger and $250.0 million in proceeds from PIPE. In addition, the Company paid $541.7 million to Midco, LLC unitholders and $44.5 million in transaction costs.
Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to M&A, capital expenditures, and debt pay-downs.
The timing, declaration and payment of future dividends, falls within the discretion of the Janus’s Board of Directors and will depend upon many factors, including, but not limited to, Janus’s financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.
Contractual Obligations
Summarized below are our approximate contractual obligations as of September 25, 2021 and their expected impact on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Long Term Debt Obligations	$726,506,000	$2,030,000	$16,197,000	$708,279,000	$—
Operating Leases	40,407,000	6,274,000	10,313,000	6,375,000	17,445,000
Long Term Supply Contracts (1)	6,940,000	6,940,000	—	—	—
Other Long Term Liabilities (2)	2,542,000	411,000	1,647,000	242,000	242,000

Total	$776,395,000	$15,655,000	$28,157,000	$714,896,000	$17,687,000

(1)	Long Term Supply Contracts relate to the multiple fixed price agreements.
(2)	Other Long-Term Liabilities primarily consists of FICA deferral under the CARES Act due in 1-3 years and additional deferred leasing obligations.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, Janus also had another commitment for which it is contingently liable as of September 25, 2021 consisting of an outstanding letter of credit of $0.4 million.
Off-Balance
Sheet Arrangements
As of September 25, 2021, we did not have any
off-balance
sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.
Related Party Transactions
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core, has entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group for the three and nine months ended September 25, 2021 and September 26, 2020 of approximately $0 and $1,632,000 and $1,124,000 and $5,241,000 respectively. Approximately $0.9 million of the Class A Preferred Unit holders group management fees were accrued and unpaid as of December 26, 2020 and no fees were accrued and unpaid as of September 25, 2021. As a result of the Business Combination the MMSA was terminated effective June 7, 2021.
For the three and nine months ended September 25, 2021 and September 26, 2020, there were no related party sales from the Group to its Mexican Joint Venture. For the three and nine months ended September 25, 2021 and September 26, 2020, there were no related party sales from the Mexican Joint Venture.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a former member of the board of directors of Group. Rent payments paid to Janus Butler, LLC for the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $37,000 and $37,000 and $123,000 and $109,000, respectively. The lease extended through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately $13,000 with an annual escalation of 1.5%.
Janus Core is a party to a lease agreement with 134 Janus International, LLC, an entity majority owned by a former member of the board of directors of Group. Rent payments paid to 134 Janus International, LLC in the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $114,000 and $112,000 and $343,000 and $335,000, respectively. On September 27, 2021, the lease was extended from September 30, 2021 to December 30, 2021, with monthly payments of approximately $38,000 per month with an annual escalation of 2.5%.
The Group leases a distribution center in Fayetteville, Georgia from French Real Estate Investments, LLC, an entity partially owned by a shareholder of the Group. Rent payments paid to French Real Estate Investments, LLC for the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $26,000 and $26,000 and $79,000 and $79,000, respectively. The lease extends through July 31, 2022, with monthly payments of approximately $9,000 per month. The Group additionally acquired a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in September 2020 to extend the term until March 1, 2030, with monthly lease payments of $66,000 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the three and nine months ended September 25, 2021 and September 26, 2020, were approximately $201,000 and $197,000 and $599,000 and $425,000, respectively.

The Group leases office space for ACT from an entity owned and controlled by the president of ACT. Rent payments paid to BSU Management, Ltd for the three and nine months ended September 25, 2021 were $20,000. In addition to the lease payment, ACT also paid a security deposit of $20,000 for the three and nine months periods ended September 25, 2021. The lease extends through August 31, 2026 with an option to renew for an additional 5 years and monthly payments are approximately $20,000 per month with an annual escalation of approximately 1.5%.
See Note 12 – “Related Party Transactions” in the accompanying interim Consolidated Financial Statements, respectively.
Subsequent Events
For the quarterly consolidated financial statements as of September 25, 2021, Janus has evaluated subsequent events through the issuance of the financial statements.
On October 13, 2021, Janus announced that it will redeem all of its outstanding warrants to purchase shares of Janus’s common stock that were issued pursuant to the Warrant Agreement, dated as of June 7, 2021 by and between Janus and Continental Stock Transfer & Trust Company (the “Warrant Agent”) and the Warrant Agreement, dated as of July 15, 2021, by and between Janus and the Warrant Agent, for a redemption price of $0.10 per Warrant (the “Redemption Price”), that remain outstanding at 5:00 p.m. New York City time on November 12, 2021 (the “Redemption Date”).
On October 22, 2021, the Company announced that David Curtis has resigned from the Board of Directors (the “Board”) due to health reasons, effective October 20, 2021. Mr. Curtis did not serve on any committees of the Board. A replacement director has not been identified at this time.
See Note 18 – “Subsequent Events” in the accompanying interim Consolidated Financial Statements, respectively.
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
In accordance with Janus’s policies, Janus regularly evaluates its estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, inventory, accounts receivable, depreciation and amortization, contingencies, goodwill and other long lived asset impairment, unit-based compensation, derivative warrant liability, contingent consideration, and income taxes, and bases its estimates, assumptions, and judgments on its historical experience and on factors Janus believes reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If Janus’s assumptions or conditions change, the actual results Janus reports may differ from these estimates. Janus believes the following critical accounting policies affect the more significant estimates, assumptions, and judgments Janus uses to prepare these consolidated financial statements.
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
The provision for income taxes for the three and nine months ended September 25, 2021 and September 26, 2020 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
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
Business Combinations
Under the acquisition method of accounting, Janus recognizes tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Janus records the excess of the fair value of the purchase consideration, plus fair value of noncontrolling interest, plus fair value of preexisting interest in the acquiree over the value of the net assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. Janus uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and legal counsel or other advisors to assess the obligations associated with legal, environmental or other claims. Critical estimates in valuing customer relationships, noncompete agreements, trademarks and tradenames, and other intangible assets (e.g., backlog, software, and technology) acquired, include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material.
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
Equity Incentive Plan and Unit Option Plan
2021 Equity Incentive Plan
Effective June 7, 2021, Group implemented an equity incentive program designed to enhance the profitability and value of its investment for the benefit of its shareholders by enabling Group to offer eligible directors, officers and employees equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s shareholders. As of September 25, 2021 no awards were granted to any individuals under the Plan.
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
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. See Note 10 - “Equity Incentive Plan and Unit Option Plan” of the accompanying unaudited consolidated financial statements for more information. Effective June 7, 2021 this plan was terminated as a result of the Business Combination transaction closing.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-13,
Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU
2016-13,
as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
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
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective and may be applied beginning March 12, 2020, and will apply through December 31, 2022. Janus is currently evaluating the impact this adoption will have on Janus’s consolidated financial statements. In January 2021, the FASB issued ASU
No. 2021-01,
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
In June 2020, the FASB issued ASU
2020-05,
Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) which deferred the effective date for ASC 842, Leases, for one year. The leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption would continue to be allowed. The Company is evaluating the impact the standard will have on the consolidated financial statements; however, the standard is expected to have a material impact on the consolidated financial statements due to the recognition of additional assets and liabilities for operating leases.
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for Janus beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. Janus is currently evaluating the impact of this standard on the consolidated financial statements.

In May 2021, the FASB issued ASU
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
Commodity/raw material price exposures and concentration of supplier risk
Our biggest commodity group spend is steel coils, which is subject to price volatility due to external factors, and comprises approximately, 66.7%, 65.4% and 61.3% of commodity spend on a consolidated level for the Combined 2018 Predecessor Period and Successor Period, the fiscal year ended December 28, 2019 and the fiscal year ended December 26, 2020, respectively. For the period ended September 25, 2021 and period ended September 26, 2020, steel coils comprised approximately, 62.1% and 61.3% of commodity spend, respectively. Historically, exposures associated with these costs were primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices for spot market purchases were negotiated on a continuous basis in line with the market at the time. Other than short term supply contracts and occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed
basis. In early 2020, we entered into multiple fixed price agreements to combat fluctuations in the price of steel locking in prices and will continue to do so in the future. These fixed price agreements expect to cover 35.0% of estimated steel purchases for fiscal year end 2021. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.
Interest rate exposure
Our outstanding borrowing under our credit facilities includes the Amendment No. 4 to 1st Lien term loan for $724.3 million. These borrowings accrue interest at our option of (i) a LIBOR rate, subject to a 1.00% floor, plus the applicable margin or (ii) a base rate (i.e., prime rate or federal funds rate) plus the applicable margin.

We also have a $80.0 million credit facility, which has a $19.4 million outstanding balance as of September 25, 2021, that accrues interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin.
We experience risk related to fluctuations in the LIBOR rate and base rate at any given time. The interest rate on the Amendment No. 4 to 1st Lien term loan was the LIBOR rate plus 3.25% on September 25, 2021.
Taking into account the LIBOR floor of 1.0%, a hypothetical increase or decrease in 100 basis points of the LIBOR rate on the amounts outstanding under the Amendment No. 4 to 1st Lien term loan as of September 25, 2021, would have led to an approximate $0.6 million increase and no decrease in the interest expense of the Amendment No. 4 to 1st Lien term loan on an annual basis. Historically, our management entered into interest rate hedges, but has not done so within the periods presented. Management would consider using such mitigating strategy in the future to combat potential exposure.
Credit risk
As of September 25, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, Europe, Singapore, and Australia, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale of products and services to established customers. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed, deposits are required for select customers, and lien rights on any jobs in which we provide subcontracted installation services are available. As of September 25, 2021, our top 10 customers represented less than 30% of our gross trade accounts receivable.

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
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q,
our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the existence of the material weakness previously disclosed and discussed further below.
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
The material weakness relates to the lack of manual and information technology controls necessary to achieve complete, accurate, and timely financial accounting, reporting, and disclosures within various financial statement accounts. As a result, monitoring was not at a sufficient level of precision to provide for the appropriate level of oversight of activities related to the Company’s internal control in connection with its financial reporting.
Remediation of the identified material weakness and strengthening our internal control environment is a priority for us in 2021. In response to the material weakness, the Company has hired a Director of Internal Audit and has engaged third party consultants to assess the design and implementation of controls over financial reporting. In addition to the material weakness previously identified, the Company has undertaken an initial assessment of the design and implementation of controls over financial reporting. The initial assessment, which is still underway, has identified additional control gaps within business process level and information technology controls. The assessment has also identified the need for additional controls, and improved documentation and defined levels of precision in existing controls and execution of controls.
Specific corrective actions are also underway to address the identified deficiencies as well as those related to the material weakness. The material weaknesses cannot be considered remediated until the applicable controls have been identified and implemented and have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

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
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Registration Statement on Form
S-1,
as amended (No.
333-257731),
which we initially filed with the SEC on July 7, 2021 and was declared effective by the staff of the SEC on August 6, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021 (incorporated by reference to Exhibit 3.1 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

3.2	Amended and Restated Bylaws of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021 (incorporated by reference to Exhibit 3.2 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the SEC on February 8, 2021).

4.2	Specimen Warrant Certificate (included in Exhibit 4.3).

Exhibit Number	Description

4.3	Warrant Agreement, dated June 7, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc. (incorporated by reference to Exhibit 4.3 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

4.4	Warrant Agreement, dated July 15, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc. (incorporated by reference to Exhibit 4.4 to Janus International Group, Inc.’s Form 10-Q filed on August 10, 2021).

10.1	First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

10.2	Incremental Amendment No. 1, dated as of March 1, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto (incorporated by reference to Exhibit 10.2 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

10.3	Incremental Amendment No. 2, dated as of August 12, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto (incorporated by reference to Exhibit 10.3 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

10.4	Amendment No. 3, dated as of February 5, 2021 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto (incorporated by reference to Exhibit 10.4 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

10.5	Incremental Amendment No. 4, dated as of August 18, 2021 to that certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto (incorporated by reference to Exhibit 10.5 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

10.6	ABL Credit and Guarantee Agreement, dated as of February 12, 2018, by and among, Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto (incorporated by reference to Exhibit 10.6 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

10.7	Amendment Number One to ABL Credit and Guarantee Agreement, dated as of May 28, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto and the other parties thereto (incorporated by reference to Exhibit 10.7 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

10.8	Amendment Number Two to ABL Credit and Guarantee Agreement, dated as of August 18, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto (incorporated by reference to Exhibit 10.8 to Janus International Group, Inc.’s Form 8-K filed on September 29, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: November 9, 2021

By:	/s/ Scott Sannes
Name:	Scott Sannes
Title:	Chief Financial Officer