Form 10-K
period 2022-01-01
Janus International Group, Inc.
filed 2022-03-15
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-04321
JANUS INTERNATIONAL GROUP, INC.
(Name of Registrant as Specified In Its Charter)

Delaware	86-1476200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
135 Janus International Blvd. Temple, GA	30179
(Address of Principal Executive Offices)	(Zip Code)
(866) 562-2580
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	JBI	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 26, 2021 (the last day of the registrant’s most recent second quarter), based on the closing price of $13.64 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $879.3 million.
As of March 11, 2022, 146,561,717 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

1

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (this “Form 10-K”) that reflect our current views with respect to future events and financial performance, business strategies, expectations for our business and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws.

These forward-looking statements include, but are not limited to, statements about our financial condition, results of operations, earnings outlook and prospects or regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.

In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•changes adversely affecting the business in which we are engaged;
•geopolitical risk and changes in applicable laws or regulations;
•the possibility that Janus may be adversely affected by other economic, business, and/or competitive factors;
•operational risk;
•the possibility that the COVID-19 pandemic, or another major disease, disrupts Janus’s business;
•our ability to maintain the listing of our securities on a national securities exchange;
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Janus’s resources; and
•other risks and uncertainties, including those described in this Form 10-K set forth in Part I, Item 1A, “Risk Factors.”

All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

3

PART I
Item 1.    BUSINESS
Overview

Janus International Group, Inc. (f/k/a Janus Parent, Inc.) (“we,” “us,” “Group,” “Janus” or the “Company”), headquartered in Temple, Georgia with eleven domestic and three international manufacturing facilities is a leading global manufacturer, supplier and provider of turn-key self-storage, commercial, and industrial building solutions. The Company provides facility and door automation and access control technologies, roll up and swing doors, hallway systems, and relocatable storage “MASS” (Moveable Additional Storage Structures) units (among other solutions). The Company is fundamental to its customer’s success throughout every phase of a project by providing solutions spanning from facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of damaged or end-of-life products.

Company History

The Company was founded in 2002, originally to provide the best-in-industry door systems for the self-storage industry. Over the last 20 years, the Company has consistently expanded its product offerings to the self-storage industry while also diversifying its product and solution offerings into commercial industrial end markets. The Company started operations in Temple, Georgia providing value-added door systems to self-storage clients, and in 2003 expanded to Surprise, Arizona to better serve clients in the Western U.S. In 2004, we opened a facility in Houston, Texas to address demand in the Southwest and moved internationally in 2006 by establishing a joint venture in Peterlee, United Kingdom to provide solutions to the European market. Additionally, in 2009, we acquired Epic Doors, Inc. to strengthen the Company’s domestic presence in the sector and in 2011 acquired U.S. Door & Building Components, LLC to significantly increase our market share. In 2014, we opened a facility in Butler, Indiana to further penetrate the Midwestern and Canadian markets, and also acquired Steel Storage Europe to expand our offerings internationally. In 2017, the Company accelerated its plans in the commercial industrial door market through the acquisition of Asta Industries, Inc. (“ASTA”), and in 2018 we acquired Nokē, Inc. (“NOKE”) a Utah based software and technology company, which brought new access control products and solutions to our suite of product offerings to both the self-storage and commercial industrial markets through the development of the Nokē Smart Entry Platform. In December 2018, Janus completed the acquisition of Active Supply & Design (CDM) Ltd. (UK) (“AS&D”), a company based in the United Kingdom. AS&D is a self-storage design, construction and installation company whose operations were merged into Janus International Europe during 2021. In March 2019, we completed the acquisition of BETCO, Inc. (“BETCO”), a company based in North Carolina that is in the business of manufacturing and installing steel building structures for self-storage customers. In January 2020, Janus completed the acquisition of Steel Storage Australia and Asia (collectively, “Steel Storage”), a provider of self-storage design and construction services in Australia, New Zealand, Singapore, and surrounding regions. In March 2020, Janus completed the acquisition of PTI Australasia Pty Ltd, an Australian distributor of self-storage access control security and integrative technologies. In January 2021, the Company acquired G & M Stor-More Pty Ltd., which has over 23 years’ experience in self-storage building, design, construction and consultation. In August of 2021, Janus completed the acquisition of DBCI, LLC, (f/k/a Dingo Newco, LLC) (“DBCI”), an entity engaged in the business of manufacturing and installing door systems for the self-storage industry and the commercial industrial market. In September 2021, Janus completed the acquisition of Access Control Technologies, LLC, (“ACT”) a Company incorporated in North Carolina and certain assets and liabilities of Phoenix IronWorx, LLC (“Phoenix”). ACT is a low-voltage/security systems integrator that specializes in the self-storage and multi-family industries. With dedicated installation and service divisions, ACT has one of the largest addressable footprints in technology in the self-storage industry. Phoenix is a custom gate and fence fabricator primarily serving the self-storage industry.

Competitive Strengths

We believe the following competitive strengths have been instrumental in our growth and position the Company for continued success:

Strong Share in Growing, Well-Structured Markets. Management estimates the Company provides for approximately over 50% of the market for interior building solutions through both institutional REITs and non-institutional operators. REITs comprise approximately 30% of the overall self-storage market, and have grown significantly over the past decade and at a higher rate than the non-institutional market. Within the commercial industrial sector, we are a smaller participant within a larger addressable market, which provides the Company significant opportunity for market share growth within a sector that is well positioned for future growth driven by the rising growth of eCommerce. We have achieved this success within the self-storage and commercial industrial sectors by being a full solution provider to our customers, providing expertise, and a full suite of products to solve our customers’ problems.

Mission Critical Solutions for a Small Fraction of Facility Costs. Our self-storage products are typically the last items installed on site before an operator can generate income from its properties. This results in a high cost of failure for our suite of product solutions and a reliance by customers on our extensive domestic and international manufacturing and distribution networks. We focus on finding solutions to obstacles that arise long before a unit or facility is complete and customers place a premium on our efficiency, reliability, and ability to deliver. Our products also represent a small portion of the overall cost of a facility or an R3 retrofit. Our value-added services, such as site pre-work planning, site drawings, installation and general contracting, project management, and third-party security, as well as our ability to differentiate ourselves from the competition through on-time delivery, efficient installation, best-in-class service, and a reputation for high quality products, has allowed us to gain a significant competitive advantage.

Complete Offering of Products, Solutions, Services along with Maintenance, Fabrication and Installation . We provide a full suite of products, services and maintenance, fabrication and installation offerings that meet a wide-range of client demands including management of third-party installation, architect drawings, R3 solutions, self-storage doors, hallway systems, relocatable systems, electronic locks, commercial doors, self-storage maintenance and servicing and custom facility gate fabrication and installation all of which is realized through a large network of best-in-class, trusted third-party installers, as well as our eleven strategically placed manufacturing and service facilities in the United States. Our current manufacturing, service and distribution footprint enables us to serve customers globally, minimize lead times, and reduce freight expense. Our ability to provide a full suite of products, services, fabrication, installation and maintenance routines across a nationwide network enables us to compete for complex, marquee contract opportunities and deliver highly customized solutions at both the national and local level.

First Mover with Proprietary High ROI Technology Solutions. The Company and NOKE (which we acquired in 2018) have been working for several years to develop proprietary access control technologies, software, and solutions focused on the self-storage sector where limited technologies or products currently exist. We are actively selling security-as-a-service and have been able to disrupt the conventional security market by developing a platform with multiple attractive adjacencies including hardware (i.e. purpose-built locks), software (i.e. applications and a web portal) and back-end integration (i.e. APIs and a cloud platform) to support a compelling ROI opportunity for our client’s new facilities and R3 retrofits. Our proprietary hardware and smart locking systems have helped businesses effortlessly manage physical security and have laid the ground work for Janus to integrate an enhanced wireless network within a self-storage facility, thereby creating a segment of our business with limited competition and high barriers to entry.

Proven and Experienced Management Team. Our management team has deep industry expertise and a deep bench of supporting talent. Janus is led by its Chief Executive Officer, Ramey Jackson, who has been with the Company for over 19 years and has more than 20 years of experience in the industry. Mr. Jackson is supported by an executive leadership team that also has an average of over 20 years of experience. Our management team has a long track record of demonstrating an ability to produce robust and consistent organic and inorganic growth.

Our Acquisition Strategy. Our management team has a proven track record of identifying, executing, and integrating acquisitions to support our strategic growth initiatives. In order to achieve this growth, we utilize a disciplined, highly accretive acquisition strategy that prioritizes portfolio diversification into logical adjacencies, geographic expansion, and technological innovation. We continue to actively review a number of acquisition opportunities that fit this framework.

Acquisitions

ACT Acquisition

In August 2021, the Company, through its wholly owned subsidiary Janus International Group, LLC (“Janus Core”) acquired 100% of the equity of ACT. Through this acquisition, the Company also acquired all assets and certain liabilities of Phoenix, a company incorporated in North Carolina. ACT is a low-voltage/security systems integrator, who specializes in the self storage and multi-family industries. With dedicated installation and service divisions, ACT has one of the largest addressable footprints in technology in the self-storage industry and has specialized in protecting critical assets in the self-storage and industrial building industries for over 7 years. Phoenix specializes in the custom fabrication of gating and fencing solutions for the self-storage industry. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its Nokē Smart Entry ground game and installation network.

DBCI Acquisition

In August 2021, the Company, through Janus Core, acquired 100% of the equity interests of DBCI, a company incorporated in Delaware. DBCI is a manufacturer of exterior building products in North America, with over 25 years’ servicing self-storage, commercial, residential, and repair markets. As a result of the acquisition, the Company will have an opportunity to increase its customer base of both the commercial and self-storage industries and expand its product offerings in the North American market.

G & M Stor-More Pty Ltd. Acquisition

In January 2021, the Company acquired the assets of G & M Stor-More Pty Ltd (“G&M”). G&M has over 23 years’ experience across the world in self-storage building, design, construction and consultation. As a result of the acquisition, Janus will have an opportunity to increase its customer base of the self-storage industry and expand our geographical reach in the Australian market.

PTI Australasia Pty Ltd. Acquisition

In March 2020, we completed the acquisition of PTI Australasia Pty Ltd, an Australian distributor of self-storage access control security and integrative technologies. We believe that the acquisition of PTI Australasia Pty Ltd adds to the breadth of its expertise in order to help accelerate the global adoption of the Nokē Smart Entry System.

Steel Storage Australia and Asia Acquisitions

In January 2020, we completed the acquisition of Steel Storage Australia and Asia, a provider of self-storage design and construction services in Australia, New Zealand, Singapore, and surrounding regions. The acquisition of Steel Storage expands our global automated product offerings and allows us to reach customers in a broader range of geographic locations.

BETCO Acquisition

In March 2019, we completed the acquisition of BETCO, a Delaware corporation in the business of manufacturing and installing steel building structures for self-storage customers. As a result of the acquisition, we have been able to grow our geographic presence and leverage our institutional customer relationships to expand our product offerings into a “one stop shopping” model that includes improved multi-story self-storage offerings.

AS&D Acquisition

In December 2018, we completed the acquisition of AS&D a company incorporated in England and Wales. AS&D is a self-storage design, construction and installation company. As a result of the AS&D acquisition, we increased our geographic presence and market share of the self-storage industry, specifically in the European market, and expanded its product offerings.

NOKE Acquisition

In December 2018, we completed the acquisition of NOKE, a Delaware corporation in the business of designing, manufacturing, supporting, and selling commercial security hardware and software solutions. As a result of the acquisition, we have effectively accelerated our smart entry solutions and product offerings, including our development of the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. This product has provided a substantial revenue opportunity for us through potential large-scale adoption among operators seeking to implement the Nokē Smart Entry System into their portfolio in order to remain competitive. The Nokē Smart Entry System also presents attractive recurring revenue opportunities that results from continued software support and maintenance.

ASTA Acquisition

In July 2017, we completed the acquisition of ASTA, a U.S. supplier of rolling-door products. This acquisition has allowed us to expand our product offerings in the commercial door segment of the self-storage market, which we have served since 2002 through our roll-up sheet doors for commercial application and pre-engineered buildings. ASTA, which offers more durable, heavy-duty rolling steel doors (18, 20, or 22 gauge) and provides additional commercial and heavy industrial solutions not offered by our roll-up sheet doors, has allowed us to increase our market-share in the commercial door market and reduce ASTA’s manufacturing costs through economies of scale.

Industry Overview

Self-Storage

Approximately 68% of our total sales are attributable to the self-storage market. The self-storage industry refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self-storage provides a convenient way for individuals and businesses to store their belongings, whether due to a life event or the need for extra storage.

According to management estimates there are approximately 55,000 self-storage facilities located in the United States. Self-storage facilities can be classified into two general categories: institutional and non-institutional. Institutionally owned facilities typically include multi-story, climate-controlled facilities located in prime locations owned and/or managed by a REIT or other returns-driven operator of scale. These institutional facilities are typically located in a top 50 U.S. MSA. Non-institutional facilities are comprised of single-story, non-climate-controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs.

The self-storage market is highly fragmented with REITs comprising approximately 30% of the overall self-storage market, having grown significantly over the past decade and at a higher rate than the non-institutional market. REITs often achieve growth via acquisition of existing self-storage facilities, which creates demand for remodeling solutions to conform branding to the acquirer’s colors, logos, and aesthetic.

The self-storage market benefits from unique and attractive demand and supply attributes. Growth in self-storage demand has been driven by favorable long-term macroeconomic trends, including rising storable consumption per capita, population growth, and rising home ownership rates. Available supply of self-storage is well below long-term levels, as exhibited by the key self-storage REITs operating at 96% occupancy rates based upon publicly available information as of third quarter 2021. In addition to ongoing tight supply conditions, management estimates that approximately 60% of existing self-storage facilities are over 20 years old, which creates the potential need for replacement and refurbishment of an aging installed base.

Given high existing occupancy rates and expected rising demand, investment in additional self-storage capacity may be required in the future. New self-storage capacity can be created in several ways, including greenfield construction, expansions of existing self-storage facilities, conversions of existing buildings into self-storage facilities (for example: mothballed Big Box retail locations), or via facility acquisitions and upgrades. Janus is the market leader in building solutions for the self-storage market, offering institutional and non-institutional operators the broadest product offering and unique end-to-end solutions.

Commercial Door

Approximately 32% of our total sales are attributable to the commercial industrial door market. Commercial doors are composed of either primarily metal, plastic, and wood and used in industrial facilities, office, retail, & lodging establishments, institutional buildings, and other non-residential infrastructure.

We compete within the metal commercial doors sub-sector with a focus on commercial roll-up sheet doors and rolling steel doors. Roll-up sheet doors are constructed of lighter gauge steel, are less durable, and less expensive than rolling steel doors. These doors are used in pre-engineered buildings and for applications where insulation is less important. Rolling steel doors are constructed of heavier gauge steel, are more durable, are more expensive than roll-up sheet and sectional doors, and are primarily used in facilities such as warehouses, particularly in heavy industrial applications (carrying with them the ability to better trap hot/cool air inside the facility).

The metal commercial door market has experienced strong growth driven by: (1) an increase in construction spending, (2) aging infrastructure, and (3) efforts to improve security, appearance, and the energy efficiency of buildings.

Within the commercial industrial sector, we are a smaller participant within a larger addressable market, which provides the Company with significant opportunity for market share growth within a sector that is well positioned for future growth driven by the rising growth of eCommerce.

Raw Materials

The principal raw material used by the Company is steel (steel coil). The Company purchases raw materials from a variety of commercial sources on a fixed and variable basis. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control. The steel market continues to be dynamic, with a degree of uncertainty about future pricing trends. Given current conditions and the relative uncertainty surrounding the ongoing and still developing COVID-19 pandemic, the Company currently expects that a reasonable degree of uncertainty regarding steel prices will continue. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy, and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Depending on relative demand in the raw materials market, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand, as required.

Patent and Intellectual Property Rights

Generally, the Company, through Janus Core and its subsidiaries, seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements. From time to time, the Company takes action to protect its businesses by asserting its intellectual property rights against third-party infringers.

The Company maintains various trademarks that are registered or otherwise legally protected in the U.S. and many non-U.S. countries where products and services of the Company are sold. As part of the Company’s Nokē Smart Entry platform, the Company provides a limited right for its customers to publicly display certain trademarks of the Company in connection with the customer’s use and adoption of the Nokē Smart Entry solution.

The Company has U.S. and foreign patents, the majority of which cover products that the Company currently manufactures and markets. These patents, and applications for new patents, cover various design aspects of the Company’s products, as well as processes used in their manufacture. The Company continues to develop new potentially patentable products, product enhancements, and product designs.

While the Company believes its intellectual property portfolio is important to its business operations and in the aggregate constitutes a valuable asset, no single patent, trademark, license or other intellectual property, or group of such intellectual property, is critical to the success of the business or any segment. See “Item 1A — Risk Factors.”

Seasonality

Generally, Janus’s sales tend to be the slowest in January due to more unfavorable weather conditions, customer business cycles and the timing of renovation and new construction project launches.

Regulation

Laws, ordinances, or regulations affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of self-storage sites or other impairments to operations, which would adversely affect our cash flows from operating activities.

Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials at one or more of our properties. For additional information on environmental matters and regulation, see “Risk Factors — Risks Related to Our Business — Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.”

Human Capital

Workforce Demographics

As of January 1, 2022, we had 1,577 full-time and part-time employees worldwide (excluding 440 contract workers). Approximately 67% of our workforce is composed of hourly production associates, and the remaining population is composed of associates in a professional role. Our current worldwide workforce is made up of approximately 91% domestic employees and approximately 9% international employees.

We recognize that our employees are our greatest asset. As a result, the Company endeavors to create an environment that keeps our employees safe, treats them with dignity and respect and fosters a culture of performance recognition. The Company does this through the programs summarized below, the objectives and related risks of each are overseen by our Board of Directors or one of its committees.

Employee Health and Safety

Safety is a core value at Janus and is a critical element to our continued growth strategy. We foster a culture that is committed to making safety a personal mission for every employee. Our overall goal is to eliminate workplace injuries. We also promote and foster an environment of empowerment and sharing throughout the company at all levels and at all locations. We engage our employees on safety with a focus on risk identification and elimination through various leading indicators. We track Occupational Safety and Health Administration (“OSHA”) recordable injuries and lost time rates by location monthly. We establish safety targets annually, which are tracked and reported to leadership monthly and reviewed with our Board of Directors.

The Company has an Environmental, Health & Safety committee comprised of representatives from across the Company’s businesses that share best practices and is responsible for driving our environmental, health and safety strategy. This helps drive our best-in-class programs designed to reinforce positive behaviors, empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental goals designed to reduce risk.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards program for our employees in order to attract and retain superior talent. These programs not only include base wages and performance-based incentives, but also health, welfare, and retirement benefits.

We offer competitive health and wellness benefits to eligible employees and periodically conduct analyses of plan utilization to further tailor our employee benefits to meet their ongoing needs. In response to COVID-19, we continue to follow guidelines from governmental and local health authorities across our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, enhancing cleaning and sanitizing procedures, and social distancing.

Talent Development and Succession

We aim to inspire and equip our employees to be successful in their current role within the organization and help them develop the skills to build on opportunities for future career growth. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles while attracting new talent and capabilities in support of continuous improvement in all we do. The Company uses performance management programs to support a high-performance culture, strengthen our employee engagement and help retain our top talent.

Succession planning for critical roles is an important part of our development program across the Company.
The Company is committed to developing our current talent and has made a significant investment in assessing our talent against the jobs both in the near term and in the future state. We are committed to ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

Available Information

Our principal office is located at 135 Janus International Blvd. Temple, GA. Our telephone number is (866) 562-2580. Our website can be viewed at www.janusintl.com. The Company has not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership, or any similar proceedings.

Information About Our Executive Officers

See “Item 10 — Directors, Executive Officers, and Corporate Governance”.
Item 1A.    RISK FACTORS
Stockholders should carefully consider the following risk factors, together with all of the other information included in this prospectus. Janus may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on Janus’s business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of Janus’s securities could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones that Janus faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair Janus’s business operations. This report also contains forward-looking statements that involve risks and uncertainties. Janus’s actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.

Risks Relating to Janus’s Business

Janus’s continued success is dependent upon its ability to hire, retain, and utilize qualified personnel.

The success of Janus’s business is dependent upon its ability to hire, retain and utilize qualified personnel, including engineers, craft personnel, and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by Janus’s clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, Janus may not be able to satisfy the demand for its services because of its inability to successfully hire and retain qualified personnel. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit Janus’s ability to successfully complete existing projects and compete for new projects.

In addition, if any key personnel leave or retire from Janus, Janus needs to have appropriate succession plans in place and to successfully implement such plans, which requires devoting time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If Janus cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on its business, financial condition, and results of operations.

The coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our industry, business, results of operations, and ability to raise additional capital.

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. A large portion of our professional workforce has had to spend a significant amount of time working from home, which impacts their productivity. International and domestic travel has been severely curtailed, which required the cancellation of dozens of partner and potential partner meetings and the rescheduling to virtual and telephonic forums for other such meetings. Many productions are paused, including productions of third parties who supply us with necessary product. Additionally, trade shows have been cancelled globally, which is where we have significant interactions with customers and suppliers. Other partners have similarly had their operations altered or temporarily suspended by government mandated shutdowns, both domestically and globally, including distribution partners and those partners that we use for our operations as well as development, production and post-production services. To the extent the resulting economic disruption is severe, we could see some partners and vendors go out of business, resulting in reduced demand from distributors and, consequently, may result in a reduction in forecasted revenue and potential increased write-downs of accounts receivable, as well as supply constraints and increased costs or delays to our production. Such production pauses may cause us temporarily to have less products available to provide our services in subsequent quarters, which could negatively impact demand for our products and services. Temporary production pauses or permanent shutdowns in production could result in asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.

Notwithstanding our continued operations and performance, the COVID-19 pandemic may continue to have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins as a result of preventative and precautionary measures that Janus, other businesses, and governments are taking. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic, new variants of the virus, and the effectiveness of actions globally to contain or mitigate its effects.

In addition to the potential direct impacts to our business, the global economy is likely to be significantly weakened as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, we could see our business and results of operation negatively impacted. Additionally, if we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. Additionally, recent surges in COVID-19 cases due to new variants of the virus and the resurgence of inflation brought on by labor and supply shortages may have an adverse impact upon our business. Should these conditions persist for a prolonged period, this may have a continuing material adverse impact on our ultimate financial condition and liquidity.

Janus engages in a highly competitive business. If Janus is unable to compete effectively, it could lose market share and its business and results of operations could be negatively impacted.

Janus faces intense competition to provide technical, professional, and construction services to clients. The markets Janus serves are highly competitive, and it competes against many local, regional, and national companies.

The extent of Janus’s competition varies by industry, geographic area, and project type. Janus’s projects are frequently awarded through a competitive bidding process, which is standard in its industry. Janus is constantly competing for project awards based on pricing, schedule, and the breadth and technical sophistication of its services. Competition can place downward pressure on Janus’s contract prices and profit margins, and may force Janus to accept contractual terms and conditions that are less favorable to it, thereby increasing the risk that, among other things, it may not realize profit margins at the same rates as it has seen in the past or may become responsible for costs or other liabilities it has not accepted in the past. If Janus is unable to compete effectively, it may experience a loss of market share or reduced profitability or both, which, if significant, could have a material adverse impact on Janus’s business, financial condition and results of operations.

Janus’s business strategy relies in part on acquisitions to sustain its growth. Acquisitions of other companies present certain risks and uncertainties.

Janus’s business strategy involves growth through, among other things, the acquisition of other companies. Janus tries to evaluate companies that it believes will strategically fit into its business and growth objectives, including, for example, Janus’s acquisition of NOKE in December 2018. If Janus is unable to successfully integrate and develop acquired businesses, it could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on its financial results.

Janus may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of its lenders and, therefore, may not be able to complete such acquisitions or strategic investments. Janus may incur expenses associated with sourcing, evaluating, and negotiating acquisitions (including those that do not get completed), and it may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions Janus pursues, may negatively affect and cause significant volatility in its financial results.

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

We are subject to fluctuations in market prices for raw materials, including steel and energy, which could have an adverse effect on our results of operations. In recent years, the prices of various raw materials have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such pricing fluctuations have occurred with the cost and availability of steel coil and related products. Additionally, we anticipate that fluctuations in the price of raw materials will continue in the future and, although most of the raw materials and purchase components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods or services sold, our business, results of operations and financial condition may be adversely affected.

The outcome of pending and future claims and litigation could have a material adverse impact on Janus’s business, financial condition, and results of operations.

Janus is a party to claims and litigation in the normal course of business. Since Janus engages in engineering and construction activities for large facilities and projects where design, construction, or systems failures can result in substantial injury to employees or others or damage to property, it is exposed to claims, litigation, and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, worker or public safety, pollution and damage to the environment or natural resources and could be brought by Janus’s clients or third-parties, such as those who use or reside near its clients’ projects. Janus can also be exposed to claims if it agreed that a project would achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In addition, while clients and subcontractors may agree to indemnify Janus against certain liabilities, such third-parties may refuse or be unable to pay for the liabilities.

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

We are potentially subject to taxation related risks in multiple jurisdictions, and changes in U.S. tax laws, in particular, could have a material adverse effect on our business, cash flow, results of operations, or financial condition.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act was recently amended by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Certain provisions of the Tax Act may adversely affect us. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. Furthermore, the Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. Additional interpretive guidance may be issued by the U.S. Internal Revenue Service, the U.S. Department of the Treasury or another governing body that may significantly differ from the Company’s interpretation of the Tax Act, which may result in a material adverse effect on our business, cash flow, results of operations or financial condition. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or non-U.S. tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

The CARES Act, among other things, allowed for the deferral of the employer share of social security taxes for the period from March 27, 2020 through December 31, 2020, and requires repayment of 50% of the deferred amount by December 31, 2021 and the remaining 50% by December 31, 2022. We have chosen to avail ourselves of these CARES Act provisions for the deferral of employer taxes. As of January 1, 2022, we have deferred payment of approximately $1.3 million in employer share of social security taxes in accordance with the CARES Act. The payments of the deferred payroll taxes in fiscal year 2022 are expected to result in additional operating cash outflows during this period.

The current Presidential Administration has proposed changes to tax law that would, among other things, increase the corporate tax rate, impose a 15% minimum tax on corporate book income, and strengthen the GILTI regime imposed by the Tax Act while eliminating related tax exemptions. Any such tax changes could materially increase the amount of taxes we would be required to pay, which could adversely affect our business, financial condition and operating results. For example, increases in the corporate tax rate may adversely impact our cash flow, which would in turn negatively impact our performance and liquidity. Other changes that may be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.

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

Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third parties that we utilize in our operations. These systems may be subject to cyber incident, damage or interruption from earthquakes, adverse weather conditions, lack of maintenance due to the COVID-19 pandemic, other natural disasters, terrorist attacks, power loss or telecommunications failures. Additionally, threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Interruptions in, destruction or manipulation of these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our services. Service interruptions, errors in our software or the unavailability of computer systems used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.

Our computer systems, mobile and other applications and systems of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks and loss of confidentiality, integrity or availability, both from state-sponsored and individual activity, such as hacks, unauthorized access, computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions and destruction. Such systems may periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data (including customer and corporate information) or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. From time to time, we have experienced an unauthorized release of certain digital assets, however, to date these unauthorized releases have not had a material impact on our service or systems. There is no assurance that hackers may not have a material impact on our service or systems in the future. There is no 100% security guarantee. Our insurance may cover some, but not necessarily all expenses/losses associated with a cyber-attack and resultant business disruption. Any significant disruption to our service or access to our systems could result in a loss of users, liability, and adversely affect our business and results of operation.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, providers and strategic partners, and to our ability to attract new customers, providers, and strategic partners. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, providers, and partners. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, providers, and partners, which could harm our business, financial condition and results of operations.

Economic uncertainty or downturns, particularly as it impacts specific industries, could adversely affect our business and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. This has especially been the case since 2020 and continuing as a result of the COVID-19 pandemic. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our offerings, which could adversely affect our ability to complete current projects and attract new customers.

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
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business and financial results could be materially adversely affected.

Our success depends on our continued innovation to provide product and service offerings that make our products and service offerings useful for consumers. Accordingly, we must continually invest resources in product, technology, and development in order to improve the comprehensiveness and effectiveness of our products and service offerings and effectively incorporate new technologies into them. These product, technology and development expenses may include costs of hiring additional personnel and of engaging third-party service providers and other research and development costs.

Without innovative products and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain customers, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the self-storage and commercial markets, we may penetrate additional vertical markets in order to aid in our long-term growth goals. Our success in the self-storage and commercial markets depends on our deep understanding of these industries. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules, and regulations that govern public companies. As a public company we are subject to significant obligations relating to reporting, procedures, and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

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

The growth in revenue we have experienced in recent years may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new product and service offerings and existing product and service offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets also may have an adverse effect on our ability to obtain debt financing.

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

We may in the future be sued by third parties for various claims, including alleged infringement of proprietary intellectual property rights.

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

We are susceptible to the indirect effects of adverse macroeconomic events that can result in higher unemployment, shrinking demand for products, large-scale business failures, and tight credit markets. Specifically, if adverse macroeconomic and business conditions significantly affect self-storage and commercial market rental rates and occupancy levels, our customers could reduce spending surrounding our products and services, which could have a negative effect on our business and therefore our results of operations. Thus, our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

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

Our customers’ self-storage and commercial market facilities and any other facilities they acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect our customers, and in turn, negatively affect us. Our customers’ self-storage and commercial market facilities are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage to their employees, utilities, insurance, administrative expenses, and costs for repairs and maintenance. If our customers’ operating expenses increase without a corresponding increase in revenues, they may decrease discretionary spending, which could diminish our profitability and limit our ability to make distributions to our shareholders.

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

Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate, including California, Canada, and certain European Union member states, have imposed restrictions and requirements on the use of personal information by those collecting such information. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business or our customers businesses. Failure to comply with such laws and regulations could result in consent orders or regulatory penalties and significant legal liability, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.

We must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure, and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The CCPA creates new data privacy rights for certain individuals, effective in 2020. Any failure to comply with GDPR, the CCPA, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.

Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.

We are subject to various federal, state, and local environmental laws, ordinances, and regulations. Under environmental statutes such as CERCLA, also known as the Superfund law, owners of real estate or operators of a facility may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property or facility. Such laws often impose strict, joint and several liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property, even after they no longer own or operate the property. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. Remediation may be required in the future as a result of spills or releases of petroleum products or hazardous substances or the discovery of unknown environmental conditions at our properties, or implementation of more stringent standards regarding existing contamination. The presence of such substances or materials, or the failure to properly remediate such substances for which we are liable, may adversely affect our ability to lease, sell or rent such property or to borrow using such property as collateral.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third party sites for which we may be liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at sites we own or third-party sites may require us to make additional expenditures, some of which could be material.

Risks Relating to Ownership of our Common Stock

We may issue additional common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

Our only significant asset is ownership of Janus’s business through our ownership interest in Group. If Janus’s business is not profitably operated, Group may be unable to pay us dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of Group, which operates Janus’s business. We depend on profits generated by Janus’s business for distributions and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our capital stock. Legal and contractual restrictions in agreements governing our indebtedness, as well as our financial condition and operating requirements, may limit our ability to receive distributions from Group and the Janus business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions to limit the ability of others to acquire control of the Company or cause us to engage in change-of-control transactions, including, among other things:

• provisions that authorize the board of directors of the Company (the “Board”), without action by our stockholders, to authorize by resolution the issuance of shares of preferred stock and to establish the number of shares to be included in such series, along with the preferential rights determined by the Board; provided that, the Board may also, subject to the rights of the holders of preferred stock, authorize shares of preferred stock to be increased or decreased by the approval of the Board and the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the corporation;
• provisions that impose advance notice requirements and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and
• a staggered board whereby our directors are divided by three classes, with each class subject to retirement and reelection once every three years on a rotating basis.

With our staggered Board, at least two annual meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered Board can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of the Board in a relatively short period of time.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former of the Company’s directors, officers, stockholders, agents or other employees to the Company or its shareholders, or any claim for aiding and abetting such alleged breach, (3) any action asserting a claim against the Company or any director, officer, stockholder, agent or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery or (4) any other action asserting a claim against the Company or any director, officer, stockholder, agent or other employee of the Company that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XI of the Company’s amended and restated certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and consented to the forum provisions in its amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in Janus’s amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

We have and will continue to incur increased costs and obligations as a result of being a public company.

As a privately held company, Janus was not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we have and will continue to incur significant legal, accounting, and other expenses that Janus was not required to incur in the recent past. These expenses will increase once the Company is no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and NYSE, have increased the costs and the time that must be devoted to compliance matters. These rules and regulations have increased the Company’s legal and financial costs and may lead to a diversion of management’s time and attention from revenue-generating activities.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (its predecessor), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior second fiscal quarter ending in June, and (2) the date on which it has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. To the extent the Company chooses not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce its ability to operate profitably.

As an “emerging growth company,” the Company cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make its common stock less attractive to investors.

As an “emerging growth company,” the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to obtain an assessment of the effectiveness of its internal controls over financial reporting from its independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which the Company has elected to do.

The Company cannot predict if investors will find its common stock less attractive because it will rely on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active market for its common stock, its share price may be more volatile and the price at which its securities trade could be less than if the Company did not use these exemptions.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Public company reporting obligations place a considerable burden on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which has required us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, if we are an “accelerated filer” or “large accelerated filer” at such time.

We expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to further improve our internal control environment. If we identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or express an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our Common Stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the Janus International Group, Inc. 2021 Omnibus Incentive Plan without stockholder approval in a number of circumstances.

The issuance of additional common stock or other equity securities could have one or more of the following effects:

• our existing stockholders’ proportionate ownership interest will decrease;
• the amount of cash available per share, including for payment of dividends in the future, may decrease;
• the relative voting strength of each previously outstanding share of common stock may be diminished; and
• the market price of our Common Stock may decline.

If our performance does not meet market expectations, the price of our securities may decline.

If our performance does not meet market expectations, the price of our Common Stock may decline. In addition, fluctuations in the price of our Common Stock could contribute to the loss of all or part of your investment. In an active market, the trading price of our Common Stock may be volatile and subject to wide fluctuations in response to various factors, some of which are beyond its control. Any of the factors listed below could have a material adverse effect on your investment in our Common Stock and its common stock may trade at prices significantly below the price you paid for them.

Factors affecting the trading price of our Common Stock may include:

• actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to it;
• changes in the market’s expectations about its operating results;
• success of competitors;
• our operating results failing to meet market expectations in a particular period;
• changes in financial estimates and recommendations by securities analysts concerning us or the self-storage and commercial industry and market in general;
• operating and stock price performance of other companies that investors deem comparable to us;
• our ability to market new and enhanced products on a timely basis;
• changes in laws and regulations affecting our business;
• commencement of, or involvement in, litigation involving us;
• changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
• the volume of shares of our Common Stock available for public sale;
• any significant change in the Board or management;

• sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
• general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our Common Stock irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for industrial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our ability to successfully operate the Company’s business depends largely upon the efforts of certain key personnel, including Janus’s executive officers. The loss of such key personnel could adversely affect the operations and profitability of our business.

Our ability to successfully operate the Company’s business depends upon the efforts of certain key personnel of Janus, including Janus’s executive officers. The unexpected loss of key personnel may adversely affect our operations and profitability. In addition, our future success depends in part on our ability to identify and retain key personnel to succeed senior management. Furthermore, while we have closely scrutinized the skills, abilities and qualifications of the key Janus personnel that are or will be employed by us, our assessment may not prove to be correct. If such personnel do not possess the skills, qualifications or abilities we expect or those necessary to manage a public company, the operations and profitability of our business may be negatively impacted.

The Company’s ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for its common stock.

The trading market for our Common Stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of the Company, our stock price would likely be less than that which would be obtained if we had such coverage and the liquidity, or trading volume of our Common Stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover the Company, their projections may vary widely and may not accurately predict the results we actually achieve. The Company’s share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on the Company downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, our share price or trading volume could decline.

Future sales of Common Stock issued to the Selling Stockholders may reduce the market price of the Common Stock that you might otherwise obtain.

In connection with the consummation of the Business Combination (hereinafter defined) and the PIPE Investment, the Selling Stockholders received approximately 70,270,400 shares of Common Stock and 10,150,000 Warrants. On November 18, 2021, the Company completed its redemption of all outstanding warrants. The Company also granted certain registration rights to the Selling Stockholders pursuant to the Amendment to the Registration and Stockholder Rights Agreement, by and among Juniper, Juniper Industrial Sponsor, LLC (the “Sponsor”) and Midco (the “Amendment to the Stockholder and Registration Rights Agreement”), the Investor Rights Agreement, by and among Clearlake Capital Group, L.P. (“CCG”), the Sponsor, certain stockholders of Juniper and equityholders of Midco (the “Investor Rights Agreement”) and the PIPE Subscription Agreements. Following the expiration of any lockup period applicable to such shares of Common Stock or Warrants owned by the Selling Stockholders, they or their affiliates may sell large amounts of Common Stock in the open market, in privately negotiated transactions or in underwritten public offerings. The registration and availability of such a significant number of shares of Common Stock for trading in the public market may increase the volatility in the prices of the Common Stock or put significant downward pressure on such prices. In addition, the Company may use shares of its Common Stock as consideration for future acquisitions, which could further dilute its current stockholders.

We may be substantially influenced by CCG, whose interests may conflict with yours. The concentrated ownership of our Common Stock could prevent you and other shareholders from influencing significant decisions.

As of January 1, 2022, CCG controlled the voting of approximately 36.8% of our outstanding Common Stock. As a result, CCG has substantial influence over most matters requiring stockholder consent. Matters over which CCG may, directly or indirectly, substantially influence include:

• the election of the Board and the appointment and removal of our officers;
• mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in our stockholders receiving a premium price for their shares;
• certain customary negative consent rights in connection with a change in control; and
• amendments to our certificate of incorporation or increases or decreases in the size of the Board

The Company’s amended and restated certificate of incorporation renounced any interest or expectancy that the Company has in corporate opportunities that may be presented to the Company’s officers, directors, or shareholders or their respective affiliates, other than those officers, directors, shareholders, or affiliates who are the Company’s or the Company’s subsidiaries’ employees. As a result, these persons are not required to offer certain business opportunities to the Company and may engage in business activities that compete with the Company.

CCG and its affiliates, as well as our other non-employee directors, may engage in activities where their interests conflict with Janus’s interests, such as investing in or advising businesses that directly or indirectly compete with certain portions of Janus’s business. Janus’s amended and restated certificate of incorporation provides that it does not have an interest or expectancy in corporate opportunities that may be presented to Janus’s directors or their respective affiliates, other than those directors who are Janus’s employees. Accordingly, neither CCG, its affiliates nor any of Janus’s non-employee directors has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which the Company operates. CCG also may pursue acquisition opportunities that may be complementary to Janus’s business, and, as a result, those acquisition opportunities may not be available to us. In addition, CCG may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other stockholders of the Company.

If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions.

We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials by a U.S. person for the purpose of obtaining or retaining business. We operate in countries that may present a more corruptible business environment than the U.S. Such activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various laws, including the Foreign Corrupt Practices Act of 1977 (“FCPA”). We have implemented policies to discourage these practices by our employees and agents. However, existing safeguards and any future improvements may prove to be ineffective and employees or agents may engage in conduct for which we might be held responsible.

If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities which could materially adversely affect our business, results of operations and financial condition. We are also subject to similar anti-corruption laws in other jurisdictions.

The transition away from the London Interbank Offered Rate (“LIBOR") benchmark interest rate and the adoption of alternative benchmark reference rates could adversely affect our business, financial condition, results of operations and cash flows.

A portion of our indebtedness bears interest at a variable rate based on LIBOR. Effective January 1, 2022, the publication of LIBOR on a representative basis ceased for the one-week and two-month USD LIBOR settings and all sterling, yen, euros, and Swiss franc LIBOR settings. All other remaining USD LIBOR settings will cease June 30, 2023.

As described in "Note 2 - Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements, to facilitate an orderly transition from LIBOR to alternative benchmark rates, the Company is actively assessing risks associated with the discontinuance of LIBOR. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we are evaluating the relative effects stemming from the replacement process and its corresponding effect on the Company’s results of operations and cash flows. We continue to monitor developments related to the upcoming transition from USD LIBOR to an alternative benchmark reference rate after June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to USD LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. At this time, the effects of the phase out of USD LIBOR and the adoption of alternative benchmark rates have not been fully determined. A failure to properly transition away from USD LIBOR could adversely affect the Company’s borrowing costs or expose the Company to various financial, operational and regulatory risks, which could affect the Company’s results of operations and cash flows.

Disruptions in the worldwide economy may adversely affect our business, results of operations, and financial condition.

The global economy can be negatively impacted by a variety of factors such as the spread of fear, the occurrence of man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical events of uncertainty. Such adverse and uncertain economic conditions may impact demand for our products generally. Furthermore, in connection with increasing tensions related to the ongoing conflict between Russia and Ukraine, governments in the United States, United Kingdom, and the European Union have each imposed export controls on certain products as well as financial and economic sanctions on certain industry sectors and parties within Russia. Further escalation of geopolitical tensions could generate a broader impact, which could expand into other markets where we do business and could adversely affect our business and/or our supply chain, our international subsidiaries, business partners, or customers in the broader region. This could include potentially destabilizing effects for the European continent or the global oil and natural gas markets.

In addition, our ability to manage normal commercial relationships with our suppliers, distributors, and customers may suffer. As a result, certain customers may shift purchases to lower-priced or other perceived value-offerings during economic downturns as a result of various factors, including: job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy, and recent international trade disputes. Our suppliers and distributors may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with our existing customers, our ability to attract new consumers, the financial condition of our customers, and our ability to provide products that appeal to customers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in customers making long-lasting changes to their discretionary spending behavior on a more permanent basis.

We have identified material weaknesses in our internal control over financial reporting as of January 1, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified material weaknesses in our internal control over financial reporting. For additional information on these material weaknesses, see “Item 9A — Controls and procedures — Management’s Report on Internal Control over Financial Reporting.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, or if our remediation measures are not effective, any such newly identified or existing material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

The restatement of our interim financial statements has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our interim financial statements for periods ended June 26, 2021 and September 25, 2021, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause its stock price to decline.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

Our headquarters and principal executive office is located in Temple, Georgia and we have eleven domestic manufacturing operations in Arizona, Georgia, Indiana, North Carolina, and Texas, in addition to three international manufacturing operations in Australia, Singapore, and the United Kingdom. All of our manufacturing operations are leased with the exception of one facility located in Georgia, which is owned.

In addition, we have six distribution centers located in Georgia, Florida, California, Texas, and Washington, all of which are leased.

In December 2021, we sold our real estate interest in Houston, Texas located at 8018 Breen Road and received approximately $9.6 million, after closing costs. Contemporaneously with closing, we entered into a lease with the buyer for the same premises that were subject to the sale with the goal of consolidating our Texas manufacturing and distribution operations.

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses. Additional expansion in plant facilities, distribution centers, or office space is made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.
Item 3.    LEGAL PROCEEDINGS

From time to time, we are involved in various lawsuits, claims, and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required.

As of the date of this Annual Report on Form 10-K, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JBI.” Our certificate of incorporation authorizes the issuance of 825,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 146,561,717 shares of Common Stock issued and outstanding as of January 1, 2022. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of January 1, 2022, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.

Holders

As of January 1, 2022, there were 45 holders of record of our Common Stock, no holders of record of our Preferred Stock and no holders of record of our Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock or warrants are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock or Preferred Stock to date and do not anticipate declaring or paying any cash dividends on our Common Stock or Preferred Stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that the Board will declare dividends in the foreseeable future. In addition, the terms of our credit facilities include restrictions on our ability to issue dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” for a discussion of our credit facilities’ restrictions on our subsidiaries’ ability to pay dividends or other payments to us.

Recent Sales of Unregistered Securities

None.

Repurchases

We may repurchase, in the future, our shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at our discretion. Currently we have no repurchase program in place or approved by the Board of Directors.

Item 6.    [RESERVED]

In January 2021, the SEC adopted rule amendments to Item 302(a) of Regulation S-K which eliminates the requirement for registrants to furnish selected financial data in comparative tabular form for each of the last five fiscal years. The rule amendments became effective on February 10, 2021 and compliance is required beginning with the fiscal year ending on or after August 9, 2021. Early adoption in filings made after February 10, 2021 is permitted.
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.
Certain information contained in this discussion and analysis or set forth elsewhere in this Annual report filing and 10-K, including information with respect to plans and strategy for Janus’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Janus’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual report filing and 10-K. We assume no obligation to update any of these forward-looking statements.

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
Percentage amounts included in this 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual report filing and 10-K. Certain other amounts that appear in this Annual report filing and 10-K may not sum due to rounding.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:
•Business Overview: This section provides a general description of our business, and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.
•Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.
•Results of Operations: This section provides an analysis of our results of operations for the years ended January 1, 2022 and December 26, 2020, respectively.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended January 1, 2022 and December 26, 2020, respectively. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at January 1, 2022, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a leading global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore. The Company focuses on two primary markets, providing building solutions to the self-storage industry and the broader commercial industrial market. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large REITs or returns-driven operators of scale and are primarily located in the top 50 MSAs, whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace of damaged or end-of-life products.
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
The concept of Janus R3 is to replace storage unit doors, optimizing unit mix and idle land, and adding a more robust security solution to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel also includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and relocatable storage MASS.

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
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the fast-growing commercial storage market, expanding its self-storage market share, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. We believe Janus is a bespoke provider of not only products, but solutions that generate a favorable financial outcome for our clients.
During the last two years, we have acquired Steel Storage Australia and Asia, PTI Australasia Pty Ltd., G&M, DBCI, and ACT to expand geographically. Our M&A activity has collectively enhanced our growth trajectory, technology and global footprint, while providing us access to highly attractive adjacent categories.
Total revenue was $750.1 million for the year ended January 1, 2022, representing an increase of 36.6% from $549.0 million for the year ended December 26, 2020.
Revenues increased in 2021 as compared to 2020 largely due to continued strong performance within both the R3 and Commercial and Other sales channels and $36.6 million of inorganic growth as a result of the DBCI and ACT acquisitions coupled with the COVID-19 pandemic impacting prior year revenue in 2020. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, indicative of a worldwide continued recovery from the COVID-19 pandemic.
Adjusted EBITDA was $148.2 million for the year ended January 1, 2022, representing a 17.2% increase from $126.4 million for the year ended December 26, 2020.

Adjusted EBITDA as a percentage of revenue was 19.8% for the year ended January 1, 2022, representing a decrease of 3.3% from 23.0% for the year ended December 26, 2020. The reduction in Adjusted EBITDA margins is a direct result of the inflationary increases in raw material, labor and logistics costs impacting the business in advance of price increases taking effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in both our Facilitate division coupled with our continued build out of our Nokē Smart entry ground game and customer service department.
Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155.0 million which were used to fund the DBCI acquisition. In addition, the Company increased the available line of credit from $50.0 million to $80.0 million and extended the maturity date. (See “Liquidity and Capital Resources” section).

In an effort to accelerate the plant consolidation efforts as a result of the recent DBCI acquisition, the Company purchased a property in Houston, Texas with the intent of entering into a sale and leaseback transaction with a third party. On December 30, 2021, the Company entered into a sale and 15 year leaseback of the land, building, and building improvements with Jandoor Multi, LLC for a fixed sales price of approximately $9.6 million which was exchanged in cash at closing. This transaction was accounted for under ASC 840 and due to the timing of the transaction there was no gain or loss recorded as a result of this transaction.

The Business Combination

On June 7, 2021 (the “Closing Date”), Juniper Industrial Holdings, Inc. (“Juniper”) consummated a business combination with Midco pursuant to the Business Combination Agreement (the “Business Combination”). Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. At the Closing Date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The shares of common stock and warrants of the Company are currently traded on the NYSE under the symbols “JBI” and “JBI WS”, respectively.

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
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 90.9% and 91.7% of Janus’s revenue for the years ended January 1, 2022 and December 26, 2020, respectively.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe as well as Australia. Janus International represented 9.1% and 8.3% of Janus’s revenue for the years ended January 1, 2022 and December 26, 2020, respectively.
Acquisitions
Our highly accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation.
Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth. Since 2020, Janus has completed five acquisitions which contributed a combined $46.1 million inorganic revenue increase from December 29, 2019 through January 1, 2022. Refer to Item 1A. Risk Factors within this Form 10-K section further information on the risks associated with integration of these acquisitions. Janus acquired the following seven companies to fuel the inorganic growth of its manufacturing capabilities, product offerings, and technology solutions provided to customers.

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

On August 18, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity interests of DBCI, a company incorporated in Delaware, for approximately $169.2 million. DBCI is a manufacturer of exterior building products in North America, with over 25 years’ servicing commercial, residential and repair markets. As a result of the acquisition, the Company will have an opportunity to increase its customer base of both the commercial and self-storage industries and expand its product offerings in the North American market.

On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity of ACT, a company incorporated in North Carolina, for approximately $10.3 million. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix, a company incorporated in North Carolina. ACT has specialized in protecting critical assets in the self-storage and industrial building industries for over 7 years. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its Nokē Smart Entry ground game.
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
To aid in combating the negative business impacts of COVID-19, the federal government enacted the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” on March 27, 2020. Under the CARES Act, Janus deferred $2.6 million in payroll taxes of which half of the balance was paid on December 31, 2021 and the remaining balance, or $1.3 million is due December 31, 2022.
As a result of COVID-19 and in support of continuing its manufacturing efforts, Janus has undertaken a number of steps to protect its employees, suppliers and customers, as their safety and well-being is one of our top priorities. Janus has taken several safety measures including implementing social distancing practices and requiring employees to wear masks. There was $1.3 million in COVID-19 related expenses in the year ended January 1, 2022 primarily related to COVID-19 PPE supplies and COVID tests.
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
Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of January 1, 2022. Events and changes in circumstances arising after January 1, 2022, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount is reflective of the health of Janus indicative of an expansion or contraction of the overall business. We expect to continue to increase headcount in the future as we grow our business. Moreover, we expect that we will continue to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirement of being a public company.
The following table sets forth key performance measures for the years ended January 1, 2022 and December 26, 2020
(dollar amounts in thousands)

	Year Ended		Variance
	January 1, 2022	December 26, 2020	$	%
Total Revenue	$750,150	$548,973	$201,176	36.6%
Adjusted EBITDA	$148,205	$126,425	$21,780	17.2%
Adjusted EBITDA (% of revenue)	19.8%	23.0%		(3.3)%

As of January 1, 2022, and December 26, 2020, the headcount was 2,017 (including 440 temporary employees) and 1,607 (including 332 temporary employees), respectively.

Total revenue increased by $201.2 million or 36.6% for the year ended January 1, 2022 compared to the year ended December 26, 2020 primarily due to increased volumes and improved market conditions in 2021 as the COVID-19 pandemic significantly impacted revenue in the second and third quarters of 2020 coupled with a $36.6 million increase in inorganic revenue growth as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the second half of 2021. (See Results of Operations section).
Adjusted EBITDA increased by $21.8 million or 17.2% from the year ended January 1, 2022 compared to the year ended December 26, 2020 primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.

Adjusted EBITDA as a percentage of revenue decreased 3.3% for the year ended January 1, 2022 primarily due to inflationary increases to raw material, labor and logistics costs in advance of commercial and cost containment actions taking effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in both our Facilitate division coupled with our continued build out of our Nokē Smart entry ground game and customer service department. (See “Non-GAAP Financial Measures” section)
Basis of Presentation
The consolidated financial statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Janus’s fiscal year follows a 4-4-5 calendar which divides a year into four quarters of 13 weeks, grouped into two 4-week “months” and one 5-week “month.” As a result, some monthly comparisons are not comparable as one month is longer than the other two. The major advantage of a 4-4-5 calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Every fifth or sixth year will require a 53rd week and the year ended January 1, 2022 was a year in which we added a 53rd week.
We have presented results of operations, including the related discussion and analysis for the year ended January 1, 2022 compared to the year ended December 26, 2020.
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
General and administrative expense. General and administrative (“G&A”) expenses are comprised primarily of expenses relating to employee compensation and benefits, travel, meals and entertainment expenses as well as depreciation, amortization, and public company costs. We expect general and administrative expenses to increase in absolute dollars in future periods as we expect our revenues to continue to grow. We also expect G&A expenses to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the Commission, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.
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
Factors Affecting Revenues
Janus’s revenues from products sold are driven by economic conditions, which impacts new construction of self-storage facilities, R3 of self-storage facilities, and commercial revenue.
Janus periodically modifies sales prices of their products due to changes in costs for raw materials and energy, market conditions, labor and logistics costs and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. Janus also offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income.
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

Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our consolidated financial statements included elsewhere in this Annual filing and 10-K. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.
Results of Operations
(dollar amounts in thousands)
For the year ended January 1, 2022 compared to the year ended December 26, 2020

	Year Ended		Variance
	January 1, 2022	December 26, 2020	$	~~%~~
REVENUE
Sales of products	$619,967	$439,458	$180,509	41.1%
Sales of services	130,182	109,516	20,666	18.9%
Total revenue	$750,150	$548,973	$201,177	36.6%
Cost of Sales	498,787	345,150	153,637	44.5%
GROSS PROFIT	$251,363	$203,823	$47,540	23.3%
OPERATING EXPENSE
Selling and marketing	46,295	34,532	11,763	34.1%
General and administrative	111,981	76,946	35,035	45.5%
Contingent consideration and earnout fair value adjustments	687	(2,175)	2,862	(131.6)%
Operating Expenses	$158,963	$109,303	$49,660	45.4%
INCOME FROM OPERATIONS	$92,400	$94,521	$(2,121)	(2.2)%
Interest expense	(32,876)	(36,011)	3,135	(8.7)%
Other income (expense)	(3,324)	441	(3,765)	(853.7)%
Change in fair value of derivative warrant liabilities	(5,918)	—	(5,918)	100.0%
Other Expense, Net	$(42,118)	$(35,570)	$(6,548)	18.4%
INCOME BEFORE TAXES	$50,283	$58,951	$(8,668)	(14.7)%
Provision for Income Taxes	6,481	2,114	4,367	206.6%
NET INCOME	$43,801	$56,837	$(13,036)	(22.9)%
Revenue
(dollar amounts in thousands)

	Year Ended
				Variance %	Revenue Variance Breakdown
	January 1, 2022	December 26, 2020	Variance		Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$619,967	$439,458	$180,510	41.1%	$33,115	$147,395	33.5%
Sales of services	130,182	109,516	20,667	18.9%	3,495	17,172	15.7%
Total	$750,150	$548,973	$201,176	36.6%	$36,610	$164,567	30.0%
The $201.2 million revenue increase for the year ended January 1, 2022 compared to the year ended December 26, 2020 is primarily attributable to increased volumes as a result of favorable industry dynamics in both the commercial and R3 sales channels coupled with inorganic growth of $36.6 million as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the second half of the year. The inorganic growth as a result of the G&M Stor-More Pty Ltd. acquisition is not separately stated above as the amount is not significant.

The following table and discussion compares Janus’s sales by sales channel (dollar amounts in thousands).

	Year Ended		Year Ended		Variance
	January 1, 2022	% of sales	December 26, 2020	% of sales	$	%
New Construction - Self Storage	$286,027	38.1%	$264,124	48.1%	$21,904	8.3%
R3 - Self Storage	221,396	29.5%	151,018	27.5%	70,378	46.6%
Commercial and Other	242,726	32.4%	133,831	24.4%	108,895	81.4%
Total	$750,150	100.0%	$548,973	100.0%	$201,177	36.6%
New construction sales increased by $21.9 million or 8.3% for the year ended January 1, 2022 compared to the year ended December 26, 2020, respectively. The increase in the year ended January 1, 2022 is primarily due to commercial initiatives and strong growth from the International segment partially offset by delays in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic, coupled with the continued trend of new self-storage capacity being brought online through conversions and expansions, which roll up under R3.
R3 sales increased by $70.4 million or 46.6% for the year ended January 1, 2022 compared to the year ended December 26, 2020 due to the increase of conversions and expansions as more self-storage capacity continues to be brought online through R3 as opposed to greenfield sites coupled with the positive impacts from commercial actions.
Commercial and other sales increased by $108.9 million or 81.4% for the year ended January 1, 2022 compared to the year ended December 26, 2020 due to Janus Core and ASTA experiencing favorable market gains due to the continued e-commerce movement coupled with share gains in the commercial steel roll up door market from ASTA’s launch of the rolling steel product line in the fourth quarter of 2020. In addition, the commercial and other sales channel continued to benefit from the commercial actions instituted earlier in the year.
Cost of Sales and Gross Margin
(dollar amounts in thousands)
Gross margin decreased by 3.6% to 33.5% for the year ended January 1, 2022 from 37.1% for the year ended December 26, 2020 due primarily to increased raw material, labor and logistics costs in advance of commercial and cost containment initiatives taking effect.

	Year Ended				Cost of Sales Variance Breakdown
	January 1, 2022	December 26, 2020	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$498,787	$345,150	$153,637	44.5%	$26,349	$127,288	36.9%
The $153.6 million or 44.5% increase in cost of sales for the year ended January 1, 2022 compared to the year ended December 26, 2020 is primarily attributable to increased revenue coupled with an increase in raw material, labor and logistics costs on a global basis. In addition, there was an inorganic increase of $26.3 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing

Selling and marketing expense increased $11.8 million or 34.1% from the year ended December 26, 2020 compared to the year ended January 1, 2022 primarily due to increased marketing, trade show and payroll related costs for additional headcount to support revenue growth coupled with limited travel, marketing and trade show costs in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $1.4 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - General and administrative
General and administrative expenses increased $35.0 million or 45.5% from the year ended December 26, 2020 compared to the year ended January 1, 2022 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company and $6.9 million as a result of the DBCI and ACT acquisitions. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in the Non-GAAP Financial Measures section.

Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments increased by $2.9 million or 131.6% from $(2.2) million for the year ended December 26, 2020 to $0.7 million for the year ended January 1, 2022. The increase for the year ended is due to a $0.7 million adjustment related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21,

2021 and a $(2.2) million contingent consideration fair value adjustment related to the acquisition of NOKE and BETCO for the year ended December 26, 2020.

Interest Expense
Interest expense decreased $3.1 million or 8.7% from the year ended December 26, 2020 compared to the year ended January 1, 2022 due to a lower interest rate environment coupled with a $2.0 million debt prepayment in July 2020. In addition, the Company entered into a Debt Modification agreement in February 2021 which consolidated the prior two outstanding tranches into a single tranche and resulted in a reduction in the overall interest rate. In conjunction with the business combination on June 7, 2021, the Company made a $61.6 million prepayment on debt. On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155.0 million which partially offset the above decreases in the interest expense. (See “Liquidity and Capital Resources” section).
Other Income (Expense)
Other income (expense) decreased by $3.8 million or 853.7% from $0.4 million of other income for the year ended December 26, 2020 to $3.3 million of other (expense) for the year ended January 1, 2022. The increase in other (expense) for the year ended is primarily due to a $2.4 million loss on extinguishment of debt and a $0.8 million loss on abandonment included in the year ended January 1, 2022 but not present in the year ended December 26, 2020.
Change in fair value of derivative warrant liabilities
Change in fair value of derivative warrant liabilities decreased by $5.9 million or 100.0% from $— for the year ended December 26, 2020 to $(5.9) million for the year ended January 1, 2022. The decrease for the year ended is due to a $5.9 million fair value of warrant liabilities adjustment included in the year ended January 1, 2022 but not present in the year ended December 26, 2020. All warrants were redeemed in the fourth quarter of 2021.

Income Taxes
Income tax expense increased by $4.4 million or 206.6% from $2.1 million for the year ended December 26, 2020 to $6.5 million for the year ended January 1, 2022 due to a tax structure change from a limited liability company that was considered a disregarded entity for tax purposes to a Corporation as a result of the Business Combination that occurred on June 7, 2021.
Net Income
The $13.0 million or 22.9% decrease in net income for the year ended December 26, 2020 compared to the year ended January 1, 2022 is largely due to an increase in raw material, labor and logistics costs coupled with increased selling and general and administrative expenses and income taxes.
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

Results of Operations - Janus North America
(dollar amounts in thousands)
For the year ended January 1, 2022 compared to the year ended December 26, 2020

	Year Ended		Variance
	January 1, 2022	December 26, 2020
			$	%
REVENUE
Sales of products	$614,851	$430,585	$184,266	42.8%
Sales of services	100,093	89,534	10,559	11.8%
Total revenue	$714,944	520,119	$194,824	37.5%
Cost of Sales	481,714	330,184	151,530	45.9%
GROSS PROFIT	$233,229	189,935	$43,294	22.8%
OPERATING EXPENSE
Selling and marketing	42,589	31,932	10,657	33.4%
General and administrative	94,024	68,514	25,510	37.2%
Contingent consideration and earnout fair value adjustments	687	(2,175)	2,862	(131.6)%
Operating Expenses	$137,299	$98,271	$39,029	39.7%
INCOME FROM OPERATIONS	$95,930	$91,665	$4,266	4.7%
Revenue
(dollar amounts in thousands)

	Year Ended		Variances	Variance %	Revenue Variance Breakdown
	January 1, 2022	December 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$614,851	$430,585	$184,266	42.8%	$33,115	$151,151	35.1%
Sales of services	100,093	89,534	10,559	11.8%	3,495	7,064	7.9%
Total	$714,944	$520,119	$194,824	37.5%	$36,610	$158,215	30.4%
The $194.8 million or 37.5% revenue increase is primarily attributable to increased volumes as a result of favorable industry dynamics in both the commercial and R3 sales channels coupled with inorganic growth of $36.6 million as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the second half of the year.
The following table and discussion compares Janus North America sales by sales channel (dollar amounts in thousands).

	Year Ended				Variance
	January 1, 2022	% of total sales	December 26, 2020	% of total sales
					$	%
New Construction - Self Storage	$246,670	34.5%	$246,547	47.4%	$123	—%
R3 - Self Storage	210,180	29.4%	132,284	25.4%	77,897	58.9%
Commercial and Other	258,093	36.1%	141,289	27.2%	116,805	82.7%
Total	$714,944	100.0%	$520,119	100.0%	$194,824	37.5%
New Construction sales decreased by $0.1 million or —% for the year ended January 1, 2022 compared to the year ended December 26, 2020 due to continued delays in projects associated with the COVID-19 global pandemic, coupled with the continued trend of new self-storage capacity being brought online through conversions and expansions, which are included in R3 sales. These decreases were partially offset by some commercial actions flowing through in the second half of the year.
R3 sales increased by $77.9 million or 58.9% for the year ended January 1, 2022 compared to the year ended December 26, 2020 due primarily to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.

Commercial and Other sales increased by $116.8 million or 82.7% for the year ended January 1, 2022 compared to the year ended December 26, 2020 due to increases in both Janus Core and ASTA commercial steel roll up door market, from strong momentum with the launch of the ASTA rolling steel product line in the fourth quarter of 2020 and commercial initiatives implemented to offset the inflationary increases of raw materials, labor, and logistics costs.
Cost of Sales and Gross Margin
(dollar amounts in thousands)
Gross Margin decreased by 3.8% to 32.6% for the year ended January 1, 2022 from 36.5% for the year ended December 26, 2020 due primarily to continued increased raw material, labor and logistics costs in advance of commercial and cost containment initiatives taking effect.

	Year Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	January 1, 2022	December 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$481,714	$330,184	$151,530	45.9%	$24,279	$127,251	38.5%
The $151.5 million or 45.9% increase in cost of sales for the year ended January 1, 2022 compared to the year ended December 26, 2020 is primarily due to increased revenue coupled with an increase in raw material, labor, and logistics costs. In addition, there was an inorganic increase of $24.3 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $10.7 million or 33.4% from $31.9 million for the year ended December 26, 2020 to $42.6 million for the year ended January 1, 2022 primarily due to increased marketing and trade show and payroll related costs for additional headcount to support revenue growth coupled with lower spend on travel, marketing and trade shows in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $1.4 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - General and administrative
General and administrative expenses increased $25.5 million or 37.2% from $68.5 million for the year ended December 26, 2020 to $94.0 million for the year ended January 1, 2022 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the incremental revenue coupled with the transition to a public company and $6.9 million as a result of the DBCI and ACT acquisitions. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in the Non-GAAP Financial Measures section.
Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments increased by $2.9 million or 131.6% from $(2.2) million for the year ended December 26, 2020 to $0.7 million for the year ended January 1, 2022. The increase for the year ended is due to a $0.7 million adjustment related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021 and a $(2.2) million contingent consideration fair value adjustment related to the acquisition of NOKE and BETCO for the year ended December 26, 2020.

Income from Operations
Income from operations increased by $4.3 million or 4.7% from $91.7 million for the year ended December 26, 2020 to $95.9 million for the year ended January 1, 2022 due to an increase in revenue offset by an increase in cost of sales, selling and general and administrative expenses.

INTERNATIONAL
(dollar amounts in thousands)
Results of Operations - Janus International- For the year ended January 1, 2022 compared to the year ended December 26, 2020

	Year Ended		Variance
	January 1, 2022	December 26, 2020
			$	%
REVENUE
Sales of products	$38,490	$25,509	$12,981	50.9%
Sales of services	30,089	19,981	10,108	50.6%
Total revenue	$68,579	$45,490	$23,089	50.8%
Cost of Sales	50,486	31,647	18,838	59.5%
GROSS PROFIT	$18,093	13,843	$4,251	30.7%
OPERATING EXPENSE
Selling and marketing	3,706	2,600	1,106	42.5%
General and administrative	17,957	8,432	9,525	113.0%
Operating Expenses	$21,663	$11,032	$10,631	96.4%
INCOME FROM OPERATIONS	$(3,570)	$2,811	$(6,380)	(227.0)%
Revenue
(dollar amounts in thousands)

	Year Ended		Variances	Variance %	Revenue Variance Breakdown
	January 1, 2022	December 26, 2020			Organic Growth	Organic Growth
Sales of products	$38,490	$25,509	$12,981	50.9%	$12,981	50.9%
Sales of services	30,089	19,981	10,108	50.6%	10,108	50.6%
Total	$68,579	$45,490	$23,089	50.8%	$23,089	50.8%
The $23.1 million revenue increase includes a 50.8% increase in organic growth driven by increased sales volumes due to improved market conditions in 2021 as compared to the pandemic impacted 2020 results. The inorganic growth as a result of the G&M Stor-More Pty Ltd. is not separately stated above as the amount is not significant.
The following table illustrates the sales by channel for the year ended January 1, 2022 and December 26, 2020 (dollar amounts in thousands).

	Year Ended			% of total sales	Variance
	January 1, 2022	% of total sales	December 26, 2020		$	%
New Construction - Self Storage	$51,723	75.4%	$26,701	58.7%	$25,022	93.7%
R3 - Self Storage	16,856	24.6%	18,735	41.2%	(1,879)	(10.0)%
Commercial and Other	—	—%	54	0.1%	(54)	(100.0)%
Total	$68,579	100.0%	$45,490	100.0%	$23,089	50.8%
New Construction sales increased by $25.0 million or 93.7% to $51.7 million for the year ended January 1, 2022 from $26.7 million for the year ended December 26, 2020 due to increased volumes and improved market conditions as the international market continues to open up after the COVID-19 pandemic.

R3 sales decreased by $1.9 million or 10.0% to $16.9 million for the year ended January 1, 2022 from $18.7 million for the year ended December 26, 2020 due primarily to project mix fluctuations reflective of the pent up demand in new construction activity resulting from COVID-19 lockdowns in the prior year.

Cost of Sales and Gross Margin
(dollar amounts in thousands)

Gross Margin decreased by 4.0% to 26.4% for the year ended January 1, 2022 from 30.4% for the year ended December 26, 2020. The decline in the year ended January 1, 2022 is the result of higher raw material, labor and logistics costs and an increase in mezzanine product sales which have a lower margin profile than typical product offerings as these products are buy-resale, coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

	Year Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	January 1, 2022	December 26, 2020			Organic Growth	Organic Growth %
Cost of Sales	$50,486	$31,647	$18,839	59.5%	$18,839	59.5%
Cost of sales increased by $18.8 million or 59.5% from $31.6 million for the year ended December 26, 2020 to $50.5 million for the year ended January 1, 2022 generally in line with a 50.8% increase in revenues coupled with an increase in raw material, labor and logistics costs and mezzanine product sales.
Operating Expenses - Selling and marketing
Selling and marketing expense increased by $1.1 million or 42.5% from $2.6 million for the year ended December 26, 2020 to $3.7 million for the year ended January 1, 2022 primarily due to an increase in commission expense as a result of higher sales coupled with an increase in travel and marketing costs in 2021 compared to prior year as these expenses were significantly cut back due to the COVID-19 global pandemic.
Operating Expenses - General and administrative
General and administrative expenses increased $9.5 million or 113.0% from $8.4 million for the year ended December 26, 2020 to $18.0 million for the year ended January 1, 2022 primarily due to the continued investment in personnel and infrastructure to support the strategic growth objectives and public company requirements of the international business operations coupled with lower costs in 2020 associated with the pandemic.
Income from Operations
Income from operations decreased by $6.4 million or 227.0% from an $2.8 million income for the year ended December 26, 2020 to a $3.6 million loss for the year ended January 1, 2022. The decrease was primarily due to an increase in revenue which was offset by increased raw material, labor, logistics, selling and general and administrative expenses.
Non-GAAP Financial Measures
(dollar amounts in thousands)
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

Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent of Adjusted EBITDA. These limitations include that the non-GAAP financial measures:
•exclude depreciation and amortization, and although these are non-cash expenses, the assets being depreciated may be replaced in the future;
•do not reflect interest expense, or the cash requirements necessary to service interest on debt, which reduces cash available;
•do not reflect the provision for or benefit from income tax that may result in payments that reduce cash available;
•exclude non-recurring items which are unlikely to occur again and have not occurred before (e.g., the extinguishment of debt); and
•may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other items that Janus excludes in the calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.
Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with GAAP.
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:
(dollar amounts in thousands)

	Year Ended		Variance
	January 1, 2022	December 26, 2020
			$	%
Net Income	$43,801	$56,837	$(13,035)	(22.9)%
Interest Expense	32,876	36,011	(3,135)	(8.7)%
Income Taxes	6,481	2,114	4,367	206.6%
Depreciation	6,450	5,985	465	7.8%
Amortization	31,588	27,046	4,542	16.8%
EBITDA	$121,197	$127,992	$(6,796)	(5.3)%
BETCO transition fee(1)	—	15	(15)	(100.0)%
Loss (gain) on extinguishment of debt(2)	2,415	(258)	2,672	(1037.6)%
COVID-19 related expenses(3)	1,274	850	424	49.9%
Transaction related expenses(4)	10,398	—	10,398	100.0%
Facility relocation(5)	1,106	—	1,106	100.0%
Share-based compensation(6)	5,210	—	5,210	100.0%
Change in fair value of contingent consideration and earnout(7)	687	(2,175)	2,862	(131.6)%
Change in fair value of derivative warrant liabilities(8)	5,918	—	5,918	100.0%
Adjusted EBITDA	$148,205	$126,425	$21,780	17.2%
(1)Retainer fee paid to former BETCO owner, during the transition to a new President to run the business and related one-time-consulting fee.
(2)Adjustment for loss (gain) on extinguishment of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2021 and the prepayment of debt in the amount of $61.6 million that occurred on June 7, 2021 in conjunction with the Business Combination. In July 2020, Janus repurchased approximately $2.0 million of principal amount of the 1st Lien at an approximate $0.3 million discount, resulting in a gain on the extinguishment of debt. See Liquidity and Capital Resources section.
(3)Expenses which are one-time and non-recurring related to the COVID-19 pandemic. See Impact of COVID-19 section.
(4)Transaction related expenses incurred as a result of the Business Combination on June 7, 2021 which consist of employee bonuses and the transaction cost allocation.
(5)Expenses related to the facility relocation for Steel Storage and Janus Core.
(6)Share-based compensation expense associated with Midco, LLC Class B Common units that fully vested at the date of the Business Combination.
(7)Adjustment related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021. Contingent consideration adjustment related to the acquisition of NOKE and BETCO for the period ended December 26, 2020.
(8)Adjustment related to the change in fair value of derivative warrant liabilities for the private placement warrants prior to the redemption of the warrants in Q4 2021.

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
Financial Policy
Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments and (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings.
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

Debt Profile
(dollar amounts in thousands)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					January 1, 2022	December 26, 2020
Notes Payable - 1st Lien	$470,000	February 2018/ August 2019	February 1, 2025	4.75%[1]	$—	$562,363
Notes Payable - 1st Lien B2	75,000	March 1, 2019	February 1, 2025	5.50%[2]	—	73,875
Notes Payable - Amendment No. 4 1st Lien	726,413	February 1, 2021	February 1, 2025	4.25%[3]	722,379	—
Total principal debt					$722,379	$636,238
Less unamortized deferred finance fees					10,594	12,110
Less: current portion of long-term debt					8,067	6,523
Long-term debt, net of current portion					$703,718	$617,604
(1)The interest rate on the 1st Lien term loan as of December 26, 2020, was 4.75%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.75%
(2)The interest rate on the 1st Lien B2 term loan as of December 26, 2020, was 5.50%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 4.50%
(3)The interest rate on the Amendment No. 4 1st Lien term loan as of January 1, 2022, was 4.25%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%
As of January 1, 2022, and December 26, 2020, the Company maintained one letter of credit totaling approximately $0.4 million and $0.3 million, respectively, on which there were no balances due.
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
On February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans. The Amended debt is comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634.6 million with interest payable in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the base rate is elected, the interest computation is equal to the base rate plus the base rate margin. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of March 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the Amended loan bears interest at a floating rate per annum consisting of LIBOR plus an applicable margin percent (total rate of 4.25% as of January 1, 2022). The debt is secured by substantially all business assets.

On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen, new borrowings of $155.0 million and a consolidation of the prior outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 million with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 30, 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of January 1, 2022). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $10.6 million at January 1, 2022. This refinancing amendment was accounted for as modification of existing terms and as such no gain or loss was recognized for this transaction and any third party fees were expensed with bank fees, original issue discount and charges capitalized and are being amortized as a component of interest expense over the remaining loan term.
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

On August 18, 2021, the Company increased the available line of credit from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 18, 2023 to August 12, 2024. There was $6.4 million and no outstanding balance on the line of credit as of January 1, 2022 and December 26, 2020, respectively. As of January 1, 2022 and December 26, 2020 the interest rate in effect for the facility was 3.5%% and 3.5%, respectively. The line of credit is secured by accounts receivable and inventories.
The revolving line of credit facility and Amendment No. 4 1st Lien note payable contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of January 1, 2022, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

Statement of cash flows
(dollar amounts in thousands)
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
Year ended January 1, 2022 compared to the year ended December 26, 2020:

	January 1, 2022	December 26, 2020	Variance
			$	%
Net cash provided by operating activities	$74,829	$100,847	$(26,018)	(25.8)%
Net cash used in investing activities	(189,889)	(10,767)	(179,122)	1663.6%
Net cash provided by (used in) financing activities	82,800	(64,131)	146,931	(229.1)%
Effect of foreign currency rate changes on cash	197	(600)	797	(132.8)%
Net (decrease) increase in cash and cash equivalents	$(32,063)	$25,349	$(57,412)	(226.5)%
Net cash provided by operating activities
Net cash provided by operating activities decreased by $26.0 million to $74.8 million for the year ended January 1, 2022 compared to $100.8 million for the year ended December 26, 2020. This was primarily due to an increase of $14.1 million to net income adjusted for non-cash items and an investment in net working capital of $35.1 million to continue to support revenue growth, which was driven by a $3.4 million increase in prepaid and other current assets, $25.1 million increase in inventory to ensure supply to our plants in the current raw material constrained environment coupled with raw material inflation, $31.7 million increase in accounts receivable and deferred revenue as a result of increased sales volume and commercial initiatives, $16.2 million increase in accounts payable, and a $8.9 million increase in other accrued expenses. Additionally, there was a $5.1 million improvement in other assets and long-term liabilities.
Net cash used in investing activities
Net cash used in investing activities increased by $179.1 million for the year ended January 1, 2022 as compared to the year ended December 26, 2020. This increase was driven primarily by the acquisitions of G&M Stor-More Pty Ltd., DBCI and ACT with the net payments of $1.6 million, $169.0 million and $9.2 million, respectively, offset by $4.5 million paid in the prior year for the Steel Storage and PTI Australasia Pty Ltd acquisitions. In addition, there was an increase in capital expenditures of $13.5 million which was offset by $9.6 million of proceeds from the sale leaseback for the year ended January 1, 2022 as compared with the year ended December 26, 2020.
Net cash provided by (used in) financing activities
Net cash provided by financing activities increased by $146.9 million for the year ended January 1, 2022 as compared to the year ended December 26, 2020. This increase was driven by $155.0 million in proceeds from issuance of long-term debt as a result of the DBCI acquisition, $6.4 million of net borrowings on the line of credit, a decrease of $6.9 million of payments of contingent consideration and a decrease of $44.8M in distribution payments as compared to the prior year, which was partially offset by an increase of $60.6 million in principal payments of long-term debt and a $4.3 million increase in deferred financing fees. The increase in the principal payments of long-term debt was primarily attributed to the prepayment of approximately $61.6 million of existing Term Loan Debt upon the closing of the Business Combination and additional Term Loan Debt annual payments of $7.2 million. As a result of the business combination, the Company received $334.9 million related to proceeds from the merger and $250.0 million in proceeds from PIPE. In addition, the Company paid $541.7 million to Midco, LLC unitholders and $44.5 million in transaction costs.
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

Contractual Obligations
(dollar amounts in thousands)
Summarized below are our approximate contractual obligations as of January 1, 2022 and their expected impact on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long Term Debt Obligations	$722,379	$8,067	$14,118	$700,194	$—
Operating Leases	61,305	7,697	13,027	10,680	29,901
Long Term Supply Contracts (1)	9,105	9,105	—	—	—
Other Long Term Liabilities (2)	2,532	78	969	107	1,378
Total	$795,321	$24,947	$28,114	$710,981	$31,279
(1)Long Term Supply Contracts relate to the multiple fixed price agreements.
(2)Other Long-Term Liabilities primarily consists of FICA deferral under the CARES Act due in less than 1 year and additional deferred leasing obligations.
Long-Term Debt Obligations is comprised of an Amendment No 4 First Lien Term Loan (see Note 9 to our Consolidated Financial Statements for a further discussion) that expires on February 12, 2025. The Company’s intention is to amend and extend or refinance this loan well in advance of the current maturity date.

Operating Leases represent real and personal property leases with various lease expiration dates (see Notes 16 and 17 to our Consolidated Financial Statements for a further discussion). The amount listed in the thereafter category is primarily comprised of five real property leases with expiration dates ranging from 2026 – 2036.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, Janus also had another commitment for which it is contingently liable as of January 1, 2022 consisting of an outstanding letter of credit of $0.4 million.
Off-Balance Sheet Arrangements
As of January 1, 2022, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.
Related Party Transactions

See Note 14 to our Consolidated Financial Statements for a discussion of related party transactions.
Subsequent Events

See Note 22 to our Consolidated Financial Statements for a discussion of subsequent events.
Critical Accounting Policies and Estimates
For the critical Accounting Policies and Estimates used in preparing Janus’s consolidated financial statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
The consolidated financial statements have been prepared in accordance with GAAP. To prepare these financial statements, Janus makes estimates, assumptions, and judgments that affect what Janus reports as its assets and liabilities, what Janus discloses as contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented.
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
Janus has not experienced significant returns, price concessions or discounts to give rise to any portfolio having variable consideration. Based on this, Janus has concluded the returns, discounts and concessions are not substantive and do not materially impact the application of ASC 606.
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
The approaches used for determining the fair value of the trade names, customer relationships, non-compete agreements, and other intangibles acquired depends on the circumstances and can include the following:
•The income approach (within the income approach, various methods are available such as multi-period excess earnings, with and without, incremental and relief from royalty methods).
•In each method, a tax amortization benefit is included, which represents the tax benefit resulting from the amortization of that intangible asset depending on the tax jurisdiction where the intangible asset is held.
•The cost approach – this approach estimates the cost to recreate the intangible assets and is used when cash flows about the intangible asset are not easily available.
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

After June 7, 2021, the Group is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws. The Group’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico will be reflected in the income tax returns filed under that country’s jurisdiction. The Group’s provision for income taxes consists of provisions for federal, state, and foreign income taxes.

The provision for income taxes for the years ended January 1, 2022 and December 26, 2020 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.

Management of Janus is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. Based on Janus’ evaluation, Janus has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Tax penalties and interest, if any, would be accrued as incurred and would be classified as tax expense on the consolidated statements of operations.
Janus recognizes accrued interest associated with uncertain tax positions as part of interest expense and penalties associated with uncertain tax positions as part of other expenses.
Business combinations
Under the acquisition method of accounting, Janus recognizes tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Janus records the excess of the fair value of the consideration transferred, plus fair value of noncontrolling interest, plus fair value of preexisting interest in the acquiree over the value of the net assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets and the fair value of contingent payment obligations. Janus uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and legal counsel or other advisors to assess the obligations associated with legal, environmental or other claims. Critical estimates in valuing customer relationships, noncompete agreements, trademarks and tradenames, and other intangible assets (e.g., backlog, software, and technology)

acquired, include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material.
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

The Company measures compensation expense for restricted stock units (“RSUs”) issued under the 2021 Omnibus Incentive Plan (the “Plan”) in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation is measured at fair value on the grant date and recognized as compensation expense over the requisite service period. The Company records compensation cost for these awards using the straight-line method. Forfeitures are recognized as they occur.

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
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. See Note 12, “Equity Incentive Plan and Unit Option Plan,” of the accompanying consolidated financial statements for more information. Effective June 7, 2021 this plan was terminated as a result of the Business Combination transaction closing.
Recently Issued Accounting Standards

See Note 2 to our Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign currency exposures
Janus is exposed to foreign currency exchange risk related to currency translation exposure because the operations of its subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates; particularly, the United Kingdom and Australia. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the other income (expense) in Janus’ income statement. In turn, subsidiary income statement balances that are denominated in currencies other than the U.S. dollar are translated into U.S. dollars, Janus’ functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
Janus seeks to naturally hedge its foreign exchange transaction exposure by matching the transaction currencies for its cash inflows and outflows and maintaining access to credit in the principal currencies in which it conducts business. Janus does not currently hedge our foreign exchange transaction or translation exposure but may consider doing so in the future.
Other comprehensive income (loss) includes foreign currency translation adjustments.
Commodity/raw material price exposures and concentration of supplier risk
Janus’s biggest commodity group spend is steel coils, which is subject to price volatility due to external factors, and comprises approximately, 61.3% and 61.8% of commodity spend on a consolidated level for the fiscal year ended December 26, 2020 and the fiscal year ended January 1, 2022, respectively. Historically, exposures associated with these costs were primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices for spot market purchases were negotiated on a continuous basis in line with the market at the time. Other than short term supply contracts and occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. In early 2020 Janus entered into multiple fixed price agreements to combat fluctuations in the price of steel locking in prices and will continue to do so in the future. These fixed price agreements expect to cover approximately 52.0% of estimated steel purchases for fiscal year end. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.
Interest rate exposure
As indicated in Note 9 of Janus’ consolidated financial statements, for the year ended December 26, 2020 Janus’ outstanding borrowings under its credit facilities include a 1st Lien term loan for $562.4 million and borrowings under its amended credit facilities include a second tranche of the 1st Lien term loan (“1st Lien B2 term loan”) for $73.9 million. For the year ended January 1, 2022 the credit facility was amended and now includes a single tranche of debt, Amendment No. 4, with a total term loan amount of $722.4 million. These borrowings accrue interest at our option of (i) a LIBOR rate, subject to a 1.00% floor, plus the applicable margin or (ii) a base rate (i.e., prime rate or federal funds rate) plus the applicable margin.
Janus also has a $80 million credit facility with a financial institution, for the year ended January 1, 2022 and $50 million for the year ended December 26, 2020. As of January 1, 2022 and December 26, 2020 there was $6.4 million and no outstanding amounts under this facility, respectively. The facility accrues interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. At January 1, 2022 and December 26, 2020 the interest rate was 3.5%.
Janus experiences risk related to fluctuations in the LIBOR rate and base rate at any given time. The interest rate on the 1st Lien term loan and 1st Lien B2 term loan was the LIBOR rate plus 3.75% and 4.50%, or a total interest rate of 4.75% and 5.5% respectively on December 26, 2020. On January 1, 2022 the Amendment No. 4 debt carried a total interest of 4.25%

Taking into account the LIBOR floor of 1.0%, a hypothetical increase or decrease in 100 basis points of the LIBOR rate on the amounts outstanding under the Amendment No. 4 to 1st Lien term loan as of January 1, 2022, would have led to an approximate $0.9 million increase and no decrease in the interest expense of the Amendment No. 4 to 1st Lien term loan on an annual basis. Historically, our management entered into interest rate hedges, but has not done so within the periods presented. Management would consider using such mitigating strategy in the future to combat potential exposure.

Credit risk
As of January 1, 2022 and December 26, 2020, our cash and cash equivalents were maintained at major financial institutions in the United States, Europe, Singapore, and Australia, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale of products and services to established customers. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed, deposits are required for select customers, and lien rights on any jobs in which Janus provides subcontracted installation services are available. As of January 1, 2022 and December 26, 2020, Janus’ top 10 customers represented less than 25% and 30% of our gross trade accounts receivable, respectively.

Impact of Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results if we are unsuccessful in passing such inflationary increases on to our customers in the form of higher prices. Inflationary pressures have significantly impacted our 2021 results of operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors
Janus Midco,LLC
Temple, GA
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Janus International Group, Inc. (the “Company”) as of January 1, 2022 and December 26, 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and December 26, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018
Atlanta, GA
March 15, 2022

Janus International Group, Inc.

Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	January 1,	December 26,
	2022	2020

ASSETS
Current Assets
Cash and cash equivalents	$13,192	$45,255
Accounts receivable, less allowance for doubtful accounts; $5,449 and $4,485, at January 1, 2022 and December 26, 2020, respectively	107,372	75,135
Costs and estimated earnings in excess of billing on uncompleted contracts	23,121	11,399
Inventory, net	56,596	25,282
Prepaid expenses	9,843	5,950
Other current assets	4,057	5,192
Total current assets	$214,181	$168,213
Property and equipment, net	41,607	30,971
Customer relationships, net	312,199	309,472
Tradename and trademarks	107,980	85,598
Other intangibles, net	15,861	17,388
Goodwill	369,286	259,423
Deferred tax asset, net	58,915	—
Other assets	1,973	2,415
Total assets	$1,122,002	$873,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$54,961	$29,889
Billing in excess of costs and estimated earnings on uncompleted contracts	23,207	21,525
Current maturities of long-term debt	8,067	6,523
Other accrued expenses	54,111	37,165
Total current liabilities	$140,346	$95,102
Line of credit	6,369	—
Long-term debt, net	703,718	617,604
Deferred tax liability, net	749	15,269
Other long-term liabilities	2,533	4,631
Total liabilities	$853,715	$732,606
Commitments and Contingencies (Notes 8 and 21)
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 146,561,717 and 66,145,633 shares issued and outstanding at January 1, 2022 and December 26, 2020, respectively	15	7
Additional paid in capital	277,799	189,299
Accumulated other comprehensive loss	(949)	(227)
Accumulated deficit	(8,578)	(48,205)
Total stockholders’ equity	$268,287	$140,874
Total liabilities and stockholders’ equity	$1,122,002	$873,480
See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in thousands, except share and per share data)

	Year Ended
	January 1, 2022	December 26, 2020

REVENUE
Sales of product	$619,967	$439,458
Sales of services	130,182	109,516
Total Revenue	$750,150	$548,973
Cost of Sales	498,787	345,150
GROSS PROFIT	$251,363	$203,823
OPERATING EXPENSE
Selling and marketing	46,295	34,532
General and administrative	111,981	76,946
Contingent consideration and earnout fair value adjustments	687	(2,175)
Operating Expenses	$158,963	$109,303
INCOME FROM OPERATIONS	$92,400	$94,521
Interest expense	(32,876)	(36,011)
Other income (expense)	(3,324)	441
Change in fair value of derivative warrant liabilities	(5,918)	—
Other Expense, Net	$(42,118)	$(35,570)
INCOME BEFORE TAXES	$50,283	$58,951
Provision for Income Taxes	6,481	2,114
NET INCOME	$43,801	$56,837
Other Comprehensive Income (Loss)	(722)	1,926
COMPREHENSIVE INCOME	$43,080	$58,762
Net income attributable to common stockholders	$43,801	$56,837
Weighted-average shares outstanding, basic and diluted (Note 19)
Basic	107,875,018	65,843,575
Diluted	108,977,811	65,843,575
Net income per share, basic and diluted (Note 19)
Basic	$0.41	$0.86
Diluted	$0.40	$0.86
See accompanying Notes to Consolidated Financial Statements.

Janus International Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(dollar amounts in thousands, except share data)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 28, 2019	2,599	$91	189,044	$189,044	—	$—	$—	$(2,153)	$(56,088)	$130,894
Retroactive application of the recapitalization	(2,599)	(91)	(189,044)	(189,044)	65,676,757	7	189,128	$—	$—	—
Balance as of December 28, 2019, as adjusted	—	$—	—	$—	65,676,757	$7	$189,128	$(2,153)	$(56,088)	$130,894
Vesting of Midco LLC class B units	—	—	—	—	468,876	$—	$171	$—	$—	$171
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(48,954)	(48,954)
Cumulative translation adjustment	—	—	—	—	—	—	—	1,926	—	1,926
Net income	—	—	—	—	—	—	—	—	56,837	56,837
Balance as of December 26, 2020	—	$—	—	$—	66,145,633	$7	$189,299	$(227)	$(48,205)	$140,874
Vesting of Midco LLC class B units	—	—	—	—	4,124,767	—	5,261	—	—	5,261
Issuance of PIPE Shares	—	—	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4	226,939	—	—	226,943
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	—	26,481	—	—	26,481
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710)	—	—	(541,710)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,174)	(4,174)
Deferred tax asset	—	—	—	—	—	—	78,291	—	—	78,291
Warrant redemption	—	—	—	—	8,177,467	1	43,175	—	—	43,176
Share-based compensation	—	—	—	—	—	—	66	—	—	66
Cumulative translation adjustment	—	—	—	—	—	—	—	(722)	—	(722)
Net income	—	—	—	—	—	—	—	—	43,801	43,801
Balance as of January 1, 2022	—	$—	—	$—	146,561,717	$15	$277,799	$(949)	$(8,578)	$268,287
See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Cash Flows
(dollar amounts in thousands)

	Year Ended
	January 1, 2022	December 26, 2020

Cash Flows Provided By Operating Activities
Net income	$43,801	$56,837
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,450	5,985
Intangible amortization	31,588	27,046
Deferred finance fee amortization	3,222	3,226
Share based compensation	5,327	171
Gain (loss) on extinguishment of debt	2,415	(258)
Change in fair value of contingent consideration and earnout	687	(2,175)
Loss on sale of assets	38	36
Loss on abandonment of PP&E	794	—
Change in fair value of derivative warrant liabilities	5,918	—
Undistributed (earnings) losses of affiliate	151	(61)
Deferred income taxes	4,849	349
Changes in operating assets and liabilities
Accounts receivable	(22,635)	(2,517)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(11,619)	(75)
Prepaid expenses and other current assets	(6,017)	(2,681)
Inventory	(22,239)	2,886
Accounts payable	16,553	374
Other accrued expenses	18,312	9,394
Other assets and long-term liabilities	(2,764)	2,310
Net Cash Provided By Operating Activities	$74,829	$100,847
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	83	43
Purchases of property and equipment	(19,866)	(6,338)
Proceeds from sale leaseback transaction	9,638	—
Cash paid for acquisitions, net of cash acquired	(179,744)	(4,472)
Net Cash Used In Investing Activities	$(189,889)	$(10,767)
Cash Flows Provided by (Used In) Financing Activities
Net borrowings on line of credit	6,369	—
Distributions to Janus Midco LLC unitholders	(4,174)	(48,954)
Principal payments on long-term debt	(68,858)	(8,254)
Proceeds from issuance of long-term debt	155,000	—
Proceeds from merger	334,874	—
Proceeds from PIPE	250,000	—
Payments for transaction costs	(44,489)	—
Payments to Janus Midco, LLC unitholders at the business combination	(541,710)	—
Proceeds from warrant exercise, net of redemptions	110	—
Payment of contingent consideration	—	(6,923)
Payments for deferred financing fees	(4,321)	—
Cash Provided By (Used In) Financing Activities	$82,800	$(64,131)
Effect of exchange rate changes on cash and cash equivalents	197	(600)
Net (Decrease) Increase in Cash and Cash Equivalents	$(32,062)	$25,349
Cash and Cash Equivalents, Beginning of Fiscal Year	45,255	19,906
Cash and Cash Equivalents, End of Fiscal Year	$13,192	$45,255
Supplemental Cash Flows Information
Interest paid	$32,852	$30,849
Income taxes paid	$2,054	$1,301
See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

1. Nature of Operations
Janus International Group, Inc. (“Group” or “Janus” or “Company”) is a holding company. Janus International Group, LLC (“Janus Core”) is a wholly-owned subsidiary of Janus Intermediate, LLC (“Intermediate”). Intermediate is a wholly-owned subsidiary of Janus Midco, LLC (“Midco”) and Midco is a wholly-owned subsidiary of Group. These entities are all incorporated in the state of Delaware. The Group is a global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore.

The Group’s wholly owned subsidiary, Janus International Europe Holdings Ltd. (UK) (“JIE”), owns 100% of the equity of Janus International Europe Ltd. (UK), a company incorporated in England and Wales, and its subsidiary Steel Storage France (s.a.r.l), a company incorporated in France. JIE owns 100% of the equity for Active Supply & Design (CDM) Ltd. (UK) (“AS&D”), a company incorporated in England and Wales and 100% of the equity for Steel Storage Australia & Steel Storage Asia (“Steel Storage”), companies incorporated in Australia and Singapore. AS&D merged with JIE in 2021.

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

On January 2, 2020, JIE purchased 100% of the outstanding shares of Steel Storage.
On January 18, 2021, the Group, through its wholly owned subsidiary Steel Storage acquired 100% of the net assets of G & M Stor-More Pty Ltd (“G&M”) as more fully described in Note 10 Business Combinations.

On August 18, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity interests of DBCI, LLC f/k/a Dingo NewCo, LLC (“DBCI”), a company incorporated in Delaware as more fully described in Note 10 Business Combinations.

On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity of Access Control Technologies, LLC (“ACT”), a company incorporated in North Carolina. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix Iron Worx, LLC (“Phoenix”), a company incorporated in North Carolina as more fully described in Note 10 Business Combinations.

The Group’s business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIE, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, LLC and Steel Door Depot.com, LLC.

As of June 7, 2021, Janus Parent, Inc. (“Company”) consummated the business combination (the “Business Combination”) contemplated by the Business Combination Agreement, dated as of December 21, 2020 (as amended from time to time, the “Business Combination Agreement”), by and among Janus International Group, Inc. (f/k/a Janus Parent, Inc.), Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”), a blank check company, JIH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“JIH Merger Sub”), Jade Blocker Merger Sub 1, Inc., Jade Blocker Merger Sub 2, Inc., Jade Blocker Merger Sub 3, Inc., Jade Blocker Merger Sub 4, Inc., Jade Blocker Merger Sub 5, Inc. (collectively referred to as the “Blocker Merger Subs”), Clearlake Capital Partners IV (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners IV (Offshore) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (USTE) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (Offshore) (AIV-Jupiter) Blocker, Inc. (collectively referred to as the “Blockers”), Janus Midco, LLC (“Midco”), Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative. Pursuant to the Business Combination Agreement, (i) JIH Merger Sub merged with and into Juniper with Juniper being the surviving corporation in the merger and a wholly-owned subsidiary of the Company, (ii) each of the Blocker Merger Subs merged with and into the corresponding Blockers with such Blocker being the surviving corporation in each such merger and a wholly-owned subsidiary of the Company, (iii) each other equityholder of Midco contributed or sold, as applicable, all of its equity interests in Midco to the Company or Juniper, as applicable, in exchange for cash, preferred units and/or shares of the Common Stock, as applicable, and (iv) the Company contributed all of the equity interests in Midco acquired pursuant to the foregoing transactions to Juniper, such that, as a result of the consummation of the Business Combination, Midco became an indirect wholly-owned subsidiary of Juniper. Refer to Note 10 for further discussion on the Business Combination.

Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The Group’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.

Assets held at foreign locations were approximately $58,439 and $53,424 as of January 1, 2022 and December 26, 2020, respectively. Revenues earned at foreign locations totaled approximately $68,579 and $45,490 for the years ended January 1, 2022 and December 26, 2020, respectively.
2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The Business Combination, completed as of June 7, 2021, was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, JIH is treated as the acquired company and Midco is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Midco has been determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•Janus Midco equityholders have the majority ownership and voting rights in the Combined Company. The relative voting rights is equivalent to equity ownership (each share of common stock is one vote). JIH shareholders (IPO investors, founders, PIPE investors) hold 49.2% voting interest compared to Janus Midco’s 50.8% voting interest.
•The board of directors of the Combined Company is composed of nine directors, with Janus Midco equity holders having the ability to elect or appoint a majority of the board of directors in the Combined Company.
•Janus Midco’s senior management are the senior management of the Combined Company.
•The Combined Company has assumed the Janus name.

Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Midco with the acquisition being treated as the equivalent of Midco issuing stock for the net assets of JIH, accompanied by a recapitalization. The net assets of JIH were stated at historical cost, with no goodwill or other intangible assets recorded. Midco is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date, for the year ended December 26, 2020 are those of Midco. The shares and corresponding capital amounts and net income per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.

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
Reorganization

As of June 7, 2021, Midco transferred its wholly owned direct subsidiary Janus International Group, LLC to the Group, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by Midco.
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
Significant items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, reserves for inventory obsolescence, the fair value of contingent consideration and earnout, the fair value of assets and liabilities related to acquisitions, the derivative warrant liability, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, revenue recognition, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.

Coronavirus Outbreak
The COVID-19 outbreak will continue to have a negative impact on our operations, supply chain, transportation networks and customers. The impact on our business and the results of operations included temporary closure of our operating locations, or those of our customers or suppliers, among others. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent of these factors are uncertain and cannot be predicted. Our consolidated financial statements reflect estimates and assumptions made by management as of January 1, 2022. Events and changes in circumstances arising after January 1, 2022, including those resulting from the impacts of COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
Shipping and Handling (Revenue & Cost of Sales)
The Company records all amounts billed to customers in sales transactions related to shipping and handling as revenue earned for the goods provided. Shipping and handling costs are included in cost of sales. Shipping and handling costs were approximately $35,241 and $24,061 for the years ended January 1, 2022 and December 26, 2020, respectively.

Advertising costs

The Company records all advertising related costs to the consolidated statements of operations and comprehensive income during the year incurred and they are included in the selling and marketing line. During the year ended January 1, 2022 and December 26, 2020 the Company incurred and expensed $2,004 and $1,326, respectively.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At January 1, 2022 and December 26, 2020, cash equivalents consisted primarily of money market accounts.

At January 1, 2022 and December 26, 2020, the Company’s domestic cash accounts exceeded federally insured limits by approximately $10,226 and $28,102 respectively. At January 1, 2022 and December 26, 2020, cash balances of approximately $4,832 and $8,366, respectively, were held outside of the United States of America. At January 1, 2022 and December 26, 2020, the Company’s foreign accounts exceeded foreign insured limits by approximately $2,272 and $6,329, respectively.
Inventories
Inventories are measured using the first-in, first-out (FIFO) method. Labor and overhead costs associated with inventory produced by the Company are capitalized. Inventories are stated at the lower of cost or net realizable value as of January 1, 2022 and December 26, 2020. The Company has recorded a reserve for inventory obsolescence as of January 1, 2022 and December 26, 2020, of approximately $1,295 and $1,964, respectively.
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

Other Current Assets
Other current assets as of January 1, 2022 consists primarily of other receivables and net VAT taxes of $3,906. As of December 26, 2020, other current assets consists primarily of other receivables, net VAT taxes and deferred transaction costs associated with the Business Combination with Juniper of $3,444.

Deferred Finance Fees

Deferred financing fees consist of loan costs, which are being amortized on the effective interest method over the life of the related debt. During the year ended January 1, 2022, the Company incurred approximately $4,321 in deferred finance fees in connection with the June, 2021 debt transaction. There were no additional deferred finance fees capitalized for the year ended December 26, 2020. Debt issuances are more fully described in Note 8 Line of Credit and Note 9 Long-Term Debt.
Fair Value Measurement
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:
•Level 1, observable inputs such as quoted prices in active markets;
•Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
•Level 3, unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.

The fair value of the Company’s debt approximates its carrying amount as of January 1, 2022 and December 26, 2020 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long term debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that falls within Level 2 of the Fair Value hierarchy. For the year ended January 1, 2022, the public warrants were valued at market price. The fair value of the private warrants contains significant unobservable inputs including the expected term and volatility. Therefore, the private warrant liabilities were evaluated to be a Level 3 fair value measurement. The fair value of private warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms, and then discounted at the term-matched risk-free rate. Finally, the fair value of the private warrants was calculated as the probability-weighted present value over all future modeled payoffs. The following assumptions were used for the valuation of the private warrants:

Warrant term (yrs.)	4.7
Volatility	30.4%
Risk-free rate	0.91%
Dividend yield	—%

The change in the fair value of warrant liabilities is as follows:

Balance assumed in the Business Combination at June 7, 2021	$37,149
Conversion of Private warrants to Public warrants	(11,091)
Redeemed/exercised warrants	(31,976)
Change in fair value of warrants	5,918
Balance at January 1, 2022	$—

Warrant Liability

The Company classifies Private Placement Warrants (defined and discussed in Note 13 - Stockholders’ Equity) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations and comprehensive income. The Company continued adjusting the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

On October 13, 2021, Janus announced that it would redeem all of its outstanding Private and Public warrants to purchase shares of Janus’s common stock that were issued pursuant to the Warrant Agreement, dated as of June 7, 2021 by and between Janus and Continental Stock Transfer & Trust Company (the “Warrant Agent”) and the Warrant Agreement, dated as of July 15, 2021, by and between Janus and the Warrant Agent, for a redemption price of $0.10 per Warrant (the “Redemption Price”), that remain outstanding at 5:00 p.m. New York City time on November 12, 2021 (the “Redemption Date”). Since all of the Private Placement Warrants were exercised or redeemed by January 1, 2022, the associated warrant liabilities were reclassified to additional paid-in capital.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
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
In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) which deferred the effective date for ASC 842, Leases, for one year. The leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption would continue to be allowed. The Company is evaluating the impact the standard will have on the consolidated financial statements; however, the standard is expected to have a material impact on the consolidated financial statements due to the recognition of additional assets and liabilities for operating leases. The Company expects the impact for Topic 842 to be additional right of use assets between $41.0 million and $43.0 million with a corresponding lease liability for similar amounts. The Company does not expect any material impact to our consolidate statements of operations and comprehensive income and cash flows.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Janus is currently evaluating the impact of this standard on Janus’s consolidated financial statements.

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
3. Inventories
The major components of inventories are detailed below at:

	January 1,	December 26,
	2022	2020
Raw materials	$41,834	$17,432
Work-in-process	671	637
Finished goods	14,091	7,213
	$56,596	$25,282
4. Property and Equipment
Property, equipment, and other fixed assets as of January 1, 2022 and December 26, 2020 are as follows:

	January 1,	December 26,
	2022	2020
Land	$4,501	$3,361
Manufacturing machinery and equipment	35,688	26,447
Leasehold improvements	4,599	5,127
Construction in progress	3,571	2,170
Other	13,287	8,084
	$61,646	$45,190
Less accumulated depreciation	(20,039)	(14,219)
	$41,607	$30,971
For the years ended January 1, 2022 and December 26, 2020 the Company incurred depreciation of expense of $6,450 and $5,985, respectively.

5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination (See Note 10 Business Combinations) are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at January 1, 2022 and December 26, 2020, are as follows:

	January 1,			December 26,
	2022			2020
	Gross Carrying Amount	Accumulated Amortization	Average Remaining Life in Years	Gross Carrying Amount	Accumulated Amortization
Intangible Assets
Customer relationships	$410,094	$97,895	11	$380,863	$71,390
Noncompete agreements	412	231	5	413	151
Tradenames and trademarks	107,980	—	Indefinite	85,598	—
Other intangibles	61,836	46,156	6	58,405	41,279
	$580,322	$144,282		$525,278	$112,820
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $270 and $997 loss for the years ended January 1, 2022 and December 26, 2020, respectively. Amortization expense was approximately $31,588 and $27,046 for the years ended January 1, 2022 and December 26, 2020, respectively.

The changes in the carrying amounts of goodwill for the period ended January 1, 2022 were as follows:

Balance as of December 26, 2020	$259,423
Goodwill acquired during the period	110,240
Changes due to foreign currency fluctuations	(376)
Balance as of January 1, 2022	$369,286
6. Investment in Joint Venture

The Company holds a 45% interest in a joint venture with a foreign corporation. The joint venture, located in Mexico, manufactures and distributes steel rolling doors in Mexico and South America. The Company originally contributed $637 of machinery and equipment. The Company accounts for its investment in the joint venture by using the equity method of accounting under which the Company’s share of the net income of the joint venture is recognized as income in the Company’s consolidated statements of operations and comprehensive income and added to the investment account. Distributions received from the joint venture are treated as a reduction of the investment account.

As of January 1, 2022 and December 26, 2020, the Company’s investment in the joint venture was approximately $851 and $1,002, respectively. The investment in joint venture is included within other assets on the consolidated balance sheets. For the year period ended January 1, 2022 and December 26, 2020, approximately $151 and $61 of undistributed loss and earnings, respectively are included in other income (expense), respectively.
7. Accrued Expenses
Accrued expenses are summarized as follows:

	January 1,	December 26,
	2022	2020
Sales tax payable	$3,606	$1,325
Interest payable	2,741	4,833
Contingent consideration payable - short term	—	4,000
Other accrued liabilities	1,766	5,511
Employee compensation	13,857	6,703
Customer deposits and allowances	24,555	10,781
Income taxes	810	949
Other	6,777	3,064
Total	$54,111	$37,165
Other accrued liabilities consist primarily of deferred transaction costs of $3,337 as of December 26, 2020. Other as of January 1, 2022 and December 26, 2020 consists primarily of property tax, freight accrual, legal, accounting and other professional fee accruals.
8. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core, entered into a revolving line of credit facility with a financial institution. In August 2021, the Company increased the available line of credit from $50,000 to $80,000, incurred additional fees for this amendment of $425 and extended the maturity date from February 18, 2023 to August 12, 2024. The current line of credit facility is for $80,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of January 1, 2022 and December 26, 2020, the interest rate in effect for the facility was 3.5%. The line of credit is collateralized by accounts receivable and inventories. The Company has incurred deferred loan costs in the amount of $1,483 which are being amortized over the term of the facility that expires on August 12, 2024, using the straight line method. The amortization of the deferred loan costs is included in interest expense on the consolidated statements of operations and comprehensive income. The unamortized portion of the fees included in other assets as of January 1, 2022 and December 26, 2020 was approximately $648 and $448, respectively. There was $6,369 and no outstanding balance on the line of credit as of January 1, 2022 and December 26, 2020, respectively.

9. Long-Term Debt
Long-term debt consists of the following:

	January 1,	December 26,
	2022	2020
Note payable - First Lien	$—	$562,363
Note payable - First Lien B2	—	73,875
Note payable - Amendment No. 4 First Lien	722,379	—
	$722,379	$636,238
Less unamortized deferred finance fees	10,594	12,110
Less current maturities	8,067	6,523
Total long-term debt	$703,718	$617,604
Notes Payable – First Lien and First Lien B2 – The First Lien notes payable was comprised of a syndicate of lenders that originated on February 12, 2018, in the amount of $470,000 with interest payable in arrears. The Company subsequently entered into the first amendment of the First Lien notes payable on March 1, 2019, to issue an additional tranche of the notes payable in the amount of $75,000 (First Lien B2), and the second amendment of the First Lien notes payable on August 9, 2019, to increase the first tranche of the notes payable by $106,000. Both tranches bore interest, as chosen by the Company, at a floating rate per annum consisting of LIBOR plus an applicable margin percent, and were secured by substantially all business assets. On July 21, 2020, the Company repurchased $1,989 principal amount of the First Lien (the “Open Market Purchase”) at an approximate $258 discount, resulting in a gain on the extinguishment of debt of approximately $258. Following the repurchase of the First Lien in the Open Market Purchase, approximately $573,000 principal amount of the 1st Lien remained outstanding. The total interest rate for the First Lien was 4.75% as of December 26, 2020. Unamortized debt issuance costs were approximately $10,304 at December 26, 2020.
The First Lien B2 was comprised of a syndicate of lenders that originated on March 1, 2019, in the amount of $75,000 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of June 2019 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the First Lien B2 notes payable bore interest at a floating rate per annum consisting of LIBOR plus an applicable margin percent (total rate of 5.50% as of December 26, 2020.) The debt was secured by substantially all business assets. Unamortized debt issuance costs were approximately $1,806 as of December 26, 2020.
Notes Payable - Amendment No. 3 First Lien - As of February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen and a consolidation of the prior two outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.3 First Lien was comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634,607 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of January 1, 2022). The debt was secured by substantially all business assets.
As a result of the repricing transaction, the Company recognized a loss on extinguishment of approximately $1,421. The loss is included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income.
As of June 7, 2021 and as a result of the Business Combination, the Company repaid approximately $61,600 of debt and recognized a loss on extinguishment of approximately $994. The loss is included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income.

Notes Payable - Amendment No.4 First Lien - On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155,000 which was used to fund the DBCI acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726,413 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of January 1, 2022). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $10,594 at January 1, 2022. This refinancing amendment was accounted for as a modification and as such no gain or loss was recognized for this transaction and any third party fees paid in connection with this amendment were expensed and any bank fees, original issue discount and charges associated with this amendment were capitalized and are being amortized as a component of interest expense over the remaining loan term.

As of January 1, 2022, and December 26, 2020, the Company maintained one letter of credit totaling approximately $400 and $295, on which there were no balances due.
In connection with the Company entering into the debt agreements discussed above, deferred finance fees were capitalized. These costs are being amortized over the terms of the associated debt under the effective interest rate method. Amortization of approximately $2,951 and $2,419 was recognized for the years ended January 1, 2022 and December 26, 2020, respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit.
Aggregate annual maturities of long-term debt at January 1, 2022, are:

2022	$8,067
2023	8,067
2024	6,051
2025	700,194
2026	—
Total	$722,379
10. Business Combinations

Access Control Technologies, LLC Acquisition
On August 31, 2021, Janus Core acquired 100% of the equity interests of ACT and all assets and certain liabilities of Phoenix for total consideration of approximately $10,333 which was comprised of approximately $9,383 cash plus $950 of hold back liability. The closing statement was finalized in the fourth quarter of 2021.

The assets and liabilities of this acquisition have been recorded based upon management's estimates of their fair market values as of the date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired, and liabilities assumed at the date of acquisition:

Fair Value of Consideration Transferred
Cash	$9,383
Hold Back Liability	950
Total Fair Value of Consideration Transferred	$10,333
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	169
Accounts receivable	1,101
Other current assets	103
Property and equipment	197
Identifiable intangible assets
Customer relationships	2,470
Backlog	280
Trademark	1,450
Recognized amounts of identifiable liabilities assumed
Accounts payable	(473)
Accrued expenses	(152)
Other liabilities	(1,396)
Total identifiable net assets	$3,749
Goodwill	$6,584

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

The goodwill balance of approximately $6,584 is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with ACT. All of the goodwill was assigned to the Janus North America segment of the business and is deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$2,470	15 Years
Backlog	280	3 Months
Trade Name	1,450	Indefinite
Identifiable Intangible Assets	$4,200

Customer relationships represent the fair values of the underlying relationships with ACT’s customers. Unbilled contracts (“Backlog”) represent the fair value of ACT’s contracts that have yet to be billed. Trade names represent ACT’s trademarks, which consumers associate with the source and quality of the products and services they provide.

The weighted-average amortization of acquired intangibles is 8.84

During the year ended January 1, 2022, the Company incurred approximately $284 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022.

The amounts of revenue and net income of ACT included in the results from the transaction date of August 31, 2021 through January 1, 2022 are as follows:

Periods from September 1, 2021 through January 1, 2022

Revenue	$3,572
Net Income	(869)
DBCI, LLC Acquisition
On August 17, 2021, Janus Core acquired 100% of the equity interests of DBCI for total cash consideration of approximately $169,173. The Company is working with the seller to finalize the net working capital adjustment which is expected to be finalized as soon as practicable.

The assets and liabilities of this acquisition have been recorded based upon management's estimates of their fair market values as of the date of acquisition. The following tables summarize the fair value of consideration transferred and the fair value of identified assets acquired, and liabilities assumed at the date of acquisition:

Fair Value of Consideration Transferred
Cash	$169,173
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	208
Accounts receivable	8,502
Inventories	9,075
Property and equipment	7,803
Other assets	29
Identifiable intangible assets
Customer relationships	26,320
Backlog	3,130
Trademark	20,850
Recognized amounts of identifiable liabilities assumed
Accounts payable	(8,012)
Accrued expenses	(571)
Other liabilities	(887)
Total identifiable net assets	$66,446
Goodwill	$102,727

The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of DBCI and Janus Core. All of the goodwill was assigned to Janus North America segment and is deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$26,320	10 Years
Backlog	3,130	4 Months
Trade Name	20,850	Indefinite
Identifiable Intangible Assets	$50,300

Customer relationships represent the fair values of the underlying relationships with DBCI’s customers. Unbilled contracts (“Backlog”) represent the fair value of DBCI’s contracts that have yet to be billed. Trade names represent DBCI’s trademarks, which consumers associate with the source and quality of the products and services they provide.

The weighted-average amortization of acquired intangibles is 5.25.
During the year ended January 1, 2022, the Company incurred approximately $2,685 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for year ended January 1, 2022.

The amounts of revenue and net income of DBCI included in the Consolidated Statements of Operations and Comprehensive Income from the transaction date of August 17, 2021 through January 1, 2022 are as follows:

Periods from August 18, 2021 through January 1, 2022

Revenue	$33,037
Net Income	2,820

Pro Forma Financial Information

The following unaudited pro forma information is based on estimates and assumptions that the Company believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had the Company and DBCI and ACT been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business combinations had they occurred on December 27, 2019. This unaudited pro forma supplemental information includes incremental asset amortization, accounting policy alignment, nonrecurring transaction costs, and other charges as a result of the acquisitions, net of the related tax effects.

The following unaudited pro forma information has been prepared as if the DBCI and ACT acquisitions had taken place on December 29, 2019. The Company prepared the table based on certain estimates and assumptions. These estimates and assumptions were made solely for the purposes of developing such unaudited pro forma information and have not been adjusted to provide period over period comparability.

	Year Ended
	January 1,	December 26,
	2022	2020
Revenue	$809,647	$637,239
Net Income	44,574	59,232

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

As a result of the Business Combination, Midco’s unitholders received aggregate consideration of approximately $1,200,000, which consisted of (i) $541,700 in cash at the closing of the Business Combination and (ii) 70,270,400 shares of common stock valued at $10.00 per share, totaling $702,700.

In connection with the closing of the Business Combination, the Sponsor received 2,000,000 shares of Janus’s Common Stock (pro rata among the Sponsor shares and shares held by certain affiliates) (the “Earnout Shares”) contingent upon achieving certain market share price milestone as outlined in the Business Combination Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement, entered into by and between the Company and the Sponsor at the closing of the Transaction. All Earnout Shares were issued or released during the year ended January 1, 2022.

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

In connection with the Business Combination, the Group incurred direct and incremental costs of approximately $50,600 related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees.. In addition, the Company incurred $4,468 in transaction bonuses paid to key employees and $2,059 in non-cash share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in general and administrative expense on the Company’s consolidated statement of operations and comprehensive income for year ended January 1, 2022. See Note 12 - “Equity Incentive Plan and Unit Option Plan” for additional information.

G & M Stor-More Pty Ltd Acquisition
On January 19, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. acquired 100% of the net assets of G & M Stor-More Pty Ltd. for total cash consideration of approximately $1,739. In aggregate, approximately $814 was attributed to intangible assets, approximately $929 was attributable to goodwill, and approximately $(4) was attributable to net liabilities assumed. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Steel Storage. All of the goodwill was assigned to the Janus International segment of the business and is not deductible for income tax purposes.
The weighted-average amortization of acquired intangibles is 11.6 years.
During the year ended January 1, 2022, the Company incurred approximately $105 of third-party acquisition costs. These expenses are included in general and administrative expense of the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022.
Pro forma results of operations for this acquisition have not been presented as the historical results of operations for G & M Stor-More Pty Ltd. are not material to the consolidated results of operations in the prior years.

11. Profit Sharing Plan

The Company has one 401(k) plan for the years ended January 1, 2022 and December 26, 2020 covering substantially all U.S. employees for Janus International Group, LLC, BETCO, NOKE, ASTA and DBCI. Eligible employees may contribute up to the limits established by applicable income tax regulations. The Company made employer matching contributions of approximately $1,092 and $901 for the years ended January 1, 2022 and December 26, 2020, respectively.

The Company may also make discretionary matching contributions to the plans. The Company did not make a discretionary contribution for the years ended January 1, 2022 and December 26, 2020.
12. Equity Incentive Plan and Unit Option Plan
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
The Company measures compensation expense for restricted stock units (“RSUs”) issued under the 2021 Omnibus Incentive Plan (the “Plan”) in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation is measured at fair value on the grant date and recognized as compensation expense over the requisite service period. The Company records compensation cost for these awards using the straight-line method. Forfeitures are recognized as they occur.

During the year ended January 1, 2022, Group granted to certain employees and board members RSUs. As of January 1, 2022, RSUs granted to individuals under the Plan totaled 275,370. RSUs granted to employees are subject to continued employment and vest ratably over four years while RSUs granted to board members are subject to continued service and vest on the first anniversary of the grant date.

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date.
The following table summarizes all restricted stock unit activity:

	Year Ended January 1, 2022
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 26, 2020	—	$—
Granted	275,370	11.91
Vested	—	—
Forfeited	—	—
Outstanding at January 1, 2022	275,370	$11.91

Unvested at January 1, 2022	275,370	$11.91
Vested and payable at January 1, 2022	—	—

Total compensation expense related to the above awards was approximately $66 for the year ended January 1, 2022.

At January 1, 2022, total unrecognized compensation expense for nonvested equity awards granted was approximately $3.2 million. This expense is expected to be recorded over a weighted-average period of 3.24 years.

Midco - Common B Unit Incentive Plan

Prior to the Business Combination, commencing on March 15, 2018, the Board of Directors of Midco approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership units to employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Midco. As a result of the Business Combination, the Board of Directors approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. On the date of the Closing, the accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Group common stock) resulted in $2,100 of non-cash share-based compensation expense recorded to general and administrative expense in the Company’s consolidated statement of operations and comprehensive income for the year ended January 1, 2022.

13. Stockholders’ Equity

On June 7, 2021, the Group’s common stock began trading on the NYSE under the symbol “JBI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available 825,000,000 shares of common stock with a par value of $0.0001 per share. Immediately following the Business Combination on June 7, 2021, there were 138,384,250 shares of common stock with a par value of $0.0001 outstanding. As discussed in Note 10 Business Combinations, the Company has retroactively adjusted the shares issued and outstanding prior to June 7, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted. As of January 1, 2022, the number of outstanding shares is 146,561,717. The increase in outstanding shares is a result of warrant exercise and redemptions during the year ended January 1, 2022.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of January 1, 2022, zero shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.

Rollover Equity

At the Closing Date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into the Company’s common stock at the then-effective conversion rate. Each unit of Midco Class A Preferred was converted into approximately 343.983 shares of our common stock, and each unit of Midco Class B Common was converted into approximately 249.585 shares of our common stock. As of June 7, 2021 there are 70,270,400 shares held by Midco equityholders.

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

The PIPE Investment was closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination. The sale and issuance was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

Warrants

The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination. Immediately after giving effect to the Business Combination, there were 10,150,000 issued and outstanding private placement warrants. The private placement warrants were liability classified.

Immediately after giving effect to the Business Combination, there were 17,249,995 issued and outstanding public warrants. The public warrants are equity classified. All of the private and public warrants were exercised or redeemed on November 18, 2021 and therefore there are no warrants issued and outstanding as of January 1, 2022.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our Common or Preferred Stock in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that the Board of Directors will declare dividends in the foreseeable future. In addition, the terms of our credit facilities include restrictions on our ability to issue and pay dividends.

14. Related Party Transactions
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of Janus Core, entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group for the years ended January 1, 2022 and December 26, 2020 of approximately $1,124 and $7,101, respectively. Approximately $896 of the Class A Preferred Unit holders group management fees were accrued and unpaid as of December 26, 2020 and no fees were accrued and unpaid as of January 1, 2022. As a result of the Business Combination the MMSA was terminated effective June 7, 2021.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a former member of the board of directors of Group. Effective October 20, 2021 the member resigned from the board of Janus Core. Rent payments paid to Janus Butler, LLC for the years ended January 1, 2022 and December 26, 2020 were approximately $135 and $134, respectively. The original lease extends through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately $13 with an annual escalation of 1.5%.
Janus Core was previously a party to a lease agreement with 134 Janus International, LLC, which is an entity majority owned by a former member of the board of directors of the Company. In December, 2021 the leased premises in Temple, Georgia were sold by the former director to a third party buyer, resulting in an assignment of the lease to said third-party buyer and an extension of the lease to November 30, 2031. Rent payments paid to 134 Janus International, LLC in the years ended January 1, 2022 and December 26, 2020 were approximately $343 and $446, respectively.
The Group is a party to a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in December 2020 to extend the term until March 1, 2030, with monthly lease payments of $66 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the years ended January 1, 2022 and December 26, 2020 were approximately $801 and $837, respectively.

15. Revenue Recognition
The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. The Company’s customer terms of sale are generally on an open account basis with standard commercial terms of net 30 days. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised good or service to a customer. The Company recognizes material revenue when the goods are shipped and received by the customer, installation revenue is recognized over time as the services are performed and the benefit is transferred to the customer and services related revenue is recognized when the services are performed or over time if needed based upon the approved contract terms.
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. Contract balances as of January 1, 2022 were as follows:

January 1, 2022
Contract assets, beginning of the period	$11,399
Contract assets, end of the period	$23,121
Contract liabilities, beginning of the period	$21,525
Contract liabilities, end of the period	$23,207
During the year ended January 1, 2022, the Company recognized revenue of approximately $19,338 related to contract liabilities at December 26, 2020. There were new billings of approximately $21,020 for product and services for which there were unsatisfied performance obligations to customers and revenue had yet been recognized as of January 1, 2022.

Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the years ended January 1, 2022 and December 26, 2020:
Revenue by Timing of Revenue Recognition

	Year Ended
Reportable Segments by Sales Channel Revenue Recognition	January 1, 2022	December 26, 2020
Janus North America
Goods transferred at a point in time	$615,020	$430,585
Services transferred over time	99,924	89,534
	$714,944	$520,119
Janus International
Goods transferred at a point in time	38,490	25,509
Services transferred over time	30,089	19,981
	$68,579	$45,490
Eliminations	(33,373)	(16,636)
Total Revenue	$750,150	$548,973
Revenue by Sale Channel Revenue Recognition

	Year Ended
Reportable Segments by Sales Channel Revenue Recognition	January 1, 2022	December 26, 2020
Janus North America
Self Storage-New Construction	$235,361	$246,547
Self Storage-R3	220,949	132,283
Commercial and Others	258,634	141,289
	$714,944	$520,119
Janus International
Self Storage-New Construction	$51,723	$25,509
Self Storage-R3	16,856	19,981
Commercial and Others	—	—
	$68,579	$45,490
Eliminations	(33,373)	(16,636)
Total Revenue	$750,150	$548,973

16. Operating Leases

The Company is party to various leases all of which are illustrated in the table below:

Leasing Entity	Property Address	Term End Date	Monthly Rate
Janus International Group, LLC	Surprise, AZ	4/30/2034	$42
Janus International Group, LLC	Temple, GA	12/31/2036	74
Janus International Group, LLC	Houston, TX	12/31/2036	72
Janus International Group, LLC	Anaheim, CA	6/30/2024	21
Janus International Group, LLC	Butler, IN	10/31/2026	12
Janus International Group, LLC	Orlando, FL	10/31/2023	17
Janus International Group, LLC	Temple, GA	11/30/2031	41
Janus International Group, LLC	Houston, TX	1/31/2023	10
Janus International Group, LLC	Sumner, WA	6/30/2026	24
Janus International Group, LLC	Douglasville, GA	4/30/2024	24
Janus International Group, LLC	Douglasville, GA	4/1/2027	29
Asta Industries, Inc.	Cartersville, GA	3/1/2030	67
Asta Industries, Inc.	Fayetteville, GA	7/31/2022	9
Asta Industries, Inc.	Houston, TX	1/31/2023	8
Janus International Europe Ltd. (UK)	Peterlee, UK	6/30/2026	22
Janus International Europe Ltd. (UK)	Twickenham, UK	4/29/2028	17
Active Supply and Design (UK)	Cheshire, UK	12/31/2025	3
Steel Storage Australia Pty Ltd.	Hendra, Queensland	2/28/2026	25
Steel Storage Australia Pte Ltd.	Singapore	6/30/2023	15
Noke, Inc.	Lehi, UT	10/31/2022	16
Betco, Inc.	Statesville, NC	3/31/2024	34
Betco, Inc.	Charlotte, NC	1/31/2023	7
DBCI, LLC	Chandler, AZ	11/23/2022	15
DBCI, LLC	Houston, TX	2/18/2022	30
ACT, LLC	Salisbury, NC	8/31/2026	20
ACT, LLC	Las Vegas, NV	6/30/2024	2
ACT, LLC	Cary, NC	8/31/2022	1
ACT, LLC	Greer, SC	9/30/2024	1

The Company also leases certain equipment under various noncancellable operating lease agreements expiring through 2024.

Total rent expense under operating leases was approximately $6,771 and $5,533 for the years ended January 1, 2022 and December 26, 2020, respectively. Rent expense of approximately $122 and $211 was recognized for the years ended January 1, 2022 and December 26, 2020, respectively, in excess of cash paid for straight-line rent considerations. This amount is included in deferred rent as a part of other long-term liabilities at year-end.

Future minimum lease payments under these noncancellable operating leases are as follows:

2021
2022	$6,972
2023	6,225
2024	5,285
2025	4,882
2026	4,128
Thereafter	19,901
Total	$47,393

17. Leases - Sale-Leasebacks
For the year ended January 1, 2022, the Company entered into a Sale Leaseback transaction, accounted for under ASC 840, related to a production, warehousing and distribution facility in Houston, Texas. The Company purchased the facility in September of 2021 for approximately $9.2 million and incurred initial improvements of approximately $0.4 million that were made prior to the facility being sold and immediately leased back to a third party for approximately $9.6 million in December 2021. Due to the nature and timing of this transaction there was no gain or loss recognized by the Company for the year ended January 1, 2022.
The resulting lease entered into by the Company is for an initial term of 15 years with an option to renew for 2 additional 10 year periods. The monthly rental payments escalate each year by a market based index or a flat percentage, whichever is higher. The seller has no continuing involvement related to this transaction for the property in question.
The future minimum lease payments related to the sale-lease are summarized in the following table:

2021
2022	$779
2023	795
2024	810
2025	827
2026	843
Thereafter	9,419
Total	$13,473
18. Income Taxes

Prior to June 7, 2021, the Company was a limited liability company taxed as a partnership for U.S. federal income tax purposes. The Company was generally not directly subject to income taxes under the provisions of the Internal Revenue Code and most applicable state laws. Therefore, taxable income or loss was reported to the members for inclusion in their respective income tax returns.

After June 7, 2021, the Group is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws. The Group’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico will be reflected in the income tax returns filed under that country’s jurisdiction. The Group’s provision for income taxes consists of provisions for federal, state, and foreign income taxes.

The provision for income taxes for the years ended January 1, 2022 and December 26, 2020 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods and annual periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the period in which the event occurs.

During the years ended January 1, 2022 and December 26, 2020, the Company recorded a total income tax provision of approximately $6,481 and $2,114 on pre-tax income of approximately $50,283 and $58,951 resulting in an effective tax rate of 12.9% and 3.6%, respectively. The effective tax rates for the year ended January 1, 2022 were primarily impacted by the change in tax status of the Group from partnership to corporation, statutory rate differentials, changes in estimated tax rates, valuation allowances and permanent differences and for the year ended December 26, 2020, were primarily impacted by the tax status of the Group being a partnership and permanent differences.

For the years ended January 1, 2022 and December 26, 2020, income (loss) from continuing operations before taxes consist of the following:

	Year Ended
	January 01, 2022	December 26, 2020
US operations	$54,067	$56,019
Foreign operations	(3,784)	2,932
Total	$50,283	$58,951

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended January 1, 2022:
U.S. federal	$629	$4,376	$5,005
State and local	1,529	10	1,539
Foreign jurisdiction	(526)	463	(63)
Total	$1,632	$4,849	$6,481

	Current	Deferred	Total
Year ended December 26, 2020:
U.S. federal	$(2)	$823	$821
State and local	612	(473)	139
Foreign jurisdiction	1,155	(1)	1,154
Total	$1,765	$349	$2,114

Income tax expense (benefit) attributable to income from continuing operations was approximately $6,481 and $2,114 for the years ended January 1, 2022 and December 26, 2020, respectively, and differed from the amounts computed by applying the partnership’s U.S. federal income tax rate of zero for the year ended December 26, 2020 and for the partial period up to the Business Combination date of June 7, 2021, presented to pretax income from continuing operations as a result of the following:

	Year Ended
	January 1, 2022	December 26, 2020
Income before taxes	$50,283	$58,951
Computed “expected” tax expense	10,559	—
Increase (reduction) in income taxes resulting from:
Statutory rate differential	(5,606)	1,281
Permanent difference	1,776	697
State income taxes, net of federal benefit	1,284	519
Change in tax rates	(1,342)	(421)
Change in estimate	175	(146)
Change in valuation allowance	(938)	—
Other, net	573	184
Total	$6,481	$2,114

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2022 and December 26, 2020 are presented below:

	January 1,	December 26,
	2022	2020
Deferred tax assets
Allowance for doubtful accounts	$101	$15
Other accrued expenses	863	222
Inventories	210	66
Leases	3	9
Tax incentives	113	—
Intangibles	61,465	—
Net operating loss carryforward	1,095	1,670
Other	17	83
Total gross deferred tax assets	63,867	2,065
Less: valuation allowance	(256)	—
Net deferred tax assets	63,611	2,065

Deferred tax liabilities
Intangibles	—	(15,200)
Property and equipment	(4,360)	(2,134)
Prepaids	(816)	—
Other	(269)	—
Total gross deferred liabilities	(5,445)	(17,334)
Net deferred tax asset (liability)	$58,166	$(15,269)

The difference between income tax expense recorded in our consolidated statements of operations and comprehensive income and income taxes computed by applying the corporate statutory federal income tax rate (21% for the year ended January 1, 2022 and December 26, 2020) to income before income tax expense is due to the fact that the majority of our income was not subject to federal income tax due to our status as a limited liability company prior to June 7, 2021. In general, only the corporate entities in our structure are subject to federal tax at 21%. The Company realized a current tax benefit of $6,901 from the utilization of net operating loss carryforwards. We record a tax provision related to the amount of undistributed earnings of our foreign subsidiaries expected to be repatriated.

At January 1, 2022 and December 26, 2020, the Company has net operating loss carryforwards for Federal income tax purposes of $0 and $6,901, respectively, which are available to offset future federal taxable income, if any, and are not subject to expiration. At January 1, 2022 and December 26, 2020, the Company has net operating loss carryforwards for state income tax purposes of $5,382 and $4,961 which are available to offset future state taxable income, of which $2,018 and $1,950 are subject to expiration beginning in 2024 and 2036, respectively.

In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of January 1, 2022, the Company has set up a valuation allowance against state net operating loss in the amount of $256 due to losses incurred in a subsidiary which does not generate operating income, thus the Company does not believe a tax benefit is more likely than not to be realized for that subsidiary’s state net operating losses.

The Company recognizes accrued interest associated with unrecognized tax benefits as part of interest expense and penalties associated with unrecognized tax benefits as part of other expenses. As of January 1, 2022 and December 26, 2020 there were no accrued interest and penalties associated with unrecognized tax benefits. Management believes there are no material amounts of tax positions for which there is uncertainty as of January 1, 2022 and December 26, 2020. There are no changes expected in the next 12 months.

Management of Janus is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. For the years before 2017, the Company is no longer subject to U.S. federal or state income tax examinations. For the years before 2017, the Company is no longer subject to examination by the United Kingdom, French, Australia, and Singapore taxing authorities in those jurisdictions.

19. Net Income Per Share
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
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 7, 2021 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock purchase warrants and contingently issuable shares attributable to the earn-out consideration. Dilutive EPS excludes private placement warrants as the impact is antidilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended January 1, 2022 and December 26, 2020:

	Year Ended
	January 1, 2022	December 26, 2020
Numerator:
Net income attributable to common stockholders	$43,801	$56,837
Denominator:
Weighted average number of shares:
Basic	107,875,018	65,843,575
Adjustment for Public Warrants - Treasury stock method	1,102,793	—
Diluted	$108,977,811	$65,843,575
Basic net income per share attributable to common stockholders	$0.41	$0.86
Diluted net income per share attributable to common stockholders	$0.40	$0.86
20. Segments Information
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

Summarized financial information for the Company’s segments is shown in the following tables:

	Year Ended
	January 1,	December 26,
	2022	2020
Revenue
Janus North America	$714,944	$520,119
Janus International	68,579	45,490
Intersegment	(33,373)	(16,636)
Consolidated Revenue	$750,150	$548,973
Income From Operations
Janus North America	$70,697	$91,665
Janus International	21,663	2,811
Eliminations	40	45
Total Segment Operating Income	$92,400	$94,521
Depreciation Expense
Janus North America	$5,977	$5,390
Janus International	472	594
Consolidated Depreciation Expense	$6,450	$5,985
Amortization of Intangible Assets
Janus North America	$30,081	$25,661
Janus International	1,507	1,385
Consolidated Amortization Expense	$31,588	$27,046
Capital Expenditures
Janus North America	$16,170	$6,002
Janus International	3,696	336
Consolidated Capital Expenditures	$19,866	$6,338

	January 1,	December 26
	2022	2020
Identifiable Assets
Janus North America	$1,063,563	$820,261
Janus International	58,439	53,219
Consolidated Assets	$1,122,002	$873,480
21. Significant Estimates and Concentrations
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200 as of January 1, 2022 and December 26, 2020, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $383 and $391 as of January 1, 2022, and December 26, 2020, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.

Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $250 and $250 as of January 1, 2022 and December 26, 2020, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $1,539 and $916 as of January 1, 2022 and December 26, 2020, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
22. Subsequent Events
For the consolidated financial statements as of January 1, 2022, the Company has evaluated subsequent events through the issuance date of the financial statements.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on June 7, 2021. The design of internal control over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel to complete ongoing integration efforts. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of January 1, 2022. Accordingly, we are excluding management's report on internal control over financial reporting in accordance with Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Although management did not conduct a formal assessment of internal control over financial reporting, in connection with the audits of our financial statements for the years ended December 26, 2020 and January 1, 2022, management has identified material weaknesses in internal control over financial reporting. As discussed in the Risk Factors of our registration statement filed on Form S-4 on March 22, 2021, the Company disclosed a material weakness as of December 26, 2020 related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). During the year ended January 1, 2022, Management continued to assess the design and implementation of controls over financial reporting as the Company transitioned to becoming publicly-traded. As a result of such assessment, additional control deficiencies were identified within the overall control environment.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. At January 1, 2022, the following material weaknesses existed:

Entity Level Controls

Management did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, and (3) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. These deficiencies were primarily attributed to an insufficient number of qualified resources to support and provide proper oversight and accountability over the performance of controls.

Control Activities

Management did not have adequate selection and development of effective control activities resulting in the following material weaknesses:

•Information Technology (IT) General Controls – Certain information technology general controls for security and administration of key IT systems were not designed properly or did not operate effectively. Specifically, (i) periodic user access reviews of roles and permissions were not performed sufficiently throughout the period for certain key IT systems, (ii) certain key IT systems were not logically restricted between business and IT administration access privileges, resulting in improper segregation of duties for certain business processes, and (iii) there was an insufficient evaluation of third party service organization controls for a single business unit.

•Management Review Controls – Management review controls over revenue, income taxes, complex non-routine transactions, and other business processes were not designed with an appropriate level of precision to detect a material misstatement and sufficient appropriate evidence was not maintained to support the execution and evaluation of the procedures performed, including the review of the completeness and accuracy of the source data utilized, over the significant estimates and business assumptions used in these areas.

•Financial Reporting – Management did not design and implement effective controls over processes and disclosure of amounts in the financial statements, including the review of the completeness and accuracy of the underlying support of amounts contained in the financial statements.

Remediation of Material Weaknesses

Remediation of the identified material weaknesses and strengthening our internal control environment is a priority for us. Management is actively engaged in the implementation of remediation plans to address the control deficiencies contributing to the material weaknesses. The remediation actions include, but are not limited to, the following:

Entity Level Controls – In an effort to provide additional support, oversight and accountability over the performance of controls, the Company recently hired a Tax Director and is actively recruiting for other key financial reporting positions, including a Chief Accounting Officer. Management will continue to assess the composition of its resource needs, both internal and external, which may include adding additional accounting and compliance resources at both the corporate and subsidiary levels. Management may also consider engaging third-party advisors when necessary to supplement its existing resources.

As previously disclosed, the Company hired a Director of Internal Audit and has engaged third-party consultants to manage the Company’s SOX 404 assessment of internal control over financial reporting as well as monitoring management’s remediation efforts.

Information Technology General Controls - User access assessments for logical security (roles and privileges) will be performed and periodic user access reviews for key IT systems will be implemented. All IT processes will be centrally managed and IT Management will transition certain hosting and administration responsibilities from third-parties.

Management Review Controls – Management will enhance the design of and implement controls around the rigor of the review process over revenue, income taxes, complex non-routine transactions, and other business processes.

Financial Reporting – Management will enhance the design of controls over the processes and disclosures of amounts in the financial statements including the review of the completeness and accuracy of the underlying support of amounts contained in the financial statements.

The material weaknesses cannot be considered remediated until the applicable controls have been identified and implemented and have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions, and cannot provide absolute assurance that its objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes, other than the remediation efforts described above, in our internal control over financial reporting identified in connection with the evaluation required by Rule13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. While some remote work has continued, most of our workforce have returned and are working from our company locations. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

Item 9B.    OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Proposal 1 – Election of Directors,” “Codes of Business Conduct and Ethics,” and “Audit Committee,” if applicable, will be included in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders and is hereby incorporated herein by reference in answer to this Item.

Executive Officers and Board of Directors

The following table sets forth the name, age (as of January 1, 2022), and title of the persons that serve as our executive officers and directors:

Name	Age	Title
Ramey Jackson	48	Chief Executive Officer, Director
Scott Sannes	48	Chief Financial Officer
Morgan Hodges	57	Executive Vice President
Vic Nettie	54	Vice President of Manufacturing
Peter Frayser	37	Vice President of Sales and Estimating
José E. Feliciano	48	Chairman of the Board
Colin Leonard	40	Director
Roger Fradin	68	Director
Brian Cook	50	Director
David Doll	63	Director
Xavier Gutierrez	48	Director
Thomas Szlosek	58	Director

Executive Officers

Ramey Jackson has served as an executive director and the Chief Executive Officer of the Company since the effective time of the Business Combination in June 2021. Mr. Jackson has been with Janus for approximately 20 years, having joined the company in 2002 when Janus was founded. Prior to Janus, Mr. Jackson was a sales executive for Doors and Building Components, Inc. and prior to that, a sales and marketing executive with Atlas Door and GA Power. Mr. Jackson is an active board member of the Self-Storage Association.

Scott Sannes has served as Chief Financial Officer of the Company since the effective time of the Business Combination in June 2021. Mr. Sannes has been with Janus for approximately 7 years, having joined the business in May 2015. Prior to Janus, Mr. Sannes served as CFO of Fomas, Inc. (formerly Ajax Rolled Ring & Machine, LLC), Controls Southeast, Inc. (acquired by Ametek, Inc.) and Polyester Fibers, LLC. Mr. Sannes started his career at PricewaterhouseCoopers (“PwC”) in the audit practice. Mr. Sannes graduated from the University of Wisconsin-Madison with a bachelor’s degree in business administration and major in accounting.

Morgan Hodges has served as Executive Vice President of the Company since the effective time of the Business Combination in June 2021. Mr. Hodges has been with Janus since its inception in 2002. Prior to Janus, Mr. Hodges operated an independent company, CES, which specialized in self-storage construction and prior to that was an estimating executive at Doors and Building Components, Inc.

Vic Nettie has served as Vice President of Manufacturing of the Company since the effective time of the Business Combination in June 2021. Mr. Nettie has been with Janus since its inception in 2002. Prior to Janus, Mr. Nettie was the Manufacturing/Operations Manager for Doors and Building Components, Inc. Mr. Nettie has worked in the construction of self-storage facilities, in multiple facets, since the late 1980’s. Mr. Nettie is a graduate of Michigan State University with a degree in Materials and Logistics Management with an emphasis in Operations.

Peter Frayser has served as Vice President of Sales and Estimating of the Company since the effective time of the Business Combination in June 2021. Prior to joining Janus in 2016, Pete worked in real estate development in Valencia, Spain, and later in the international sports industry with MLB and the NBA in New York City. Pete has bachelor’s degrees in International Business and Spanish from the University of Georgia and a master’s degree in International Trade from the University of Castilla La Mancha (Spain).

Directors

José E. Feliciano has served as Chairman of the Board since the effective time of the Business Combination in June 2021. Mr. Feliciano is a Managing Partner and Co-Founder of Clearlake Capital Group, L.P. (“Clearlake” or “CCG”), which he co-founded in 2006. Mr. Feliciano is responsible for the day-to-day management of Clearlake and is primarily focused on investments in the industrials, energy and consumer sectors. Mr. Feliciano currently serves as a member of the board of directors of Smart Sand, a NASDAQ-listed company; he also previously served as a member of the board of directors of ConvergeOne Holdings, Inc., a NASDAQ-listed company, until a merger in early 2019. Mr. Feliciano currently serves, or has served, on the boards of many private companies, including Amquip Crane Rental, Better for You, Gravity Oilfield Services, Innovative XCessories & Services, Janus International prior to the effective time of the Business Combination, Pretium, PrimeSource Building Products, Sage Automotive, Sunbelt Supply, Team Technologies, Unifrax, WellPet and Wheel Pros. Mr. Feliciano graduated with High Honors from Princeton University, where he received a Bachelor of Science in Mechanical & Aerospace Engineering. He received his Master of Business Administration from the Graduate School of Business at Stanford University. We believe Mr. Feliciano’s experience as a current and former director of public and private companies and his financial expertise make him well qualified to serve on the Board.

Colin Leonard has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Leonard is a Partner of Clearlake. Prior to joining Clearlake in 2007, Mr. Leonard was an investment professional at HBK Investments L.P. where he focused on investments in the industrials and transportation/logistics sectors. Mr. Leonard currently serves, or has served, on the boards of several Clearlake portfolio companies, including Gravity Oilfield Services, Innovative XCessories & Services, Jacuzzi Brands, Janus, Knight Energy Services, PrimeSource Building Products, Sage Automotive, Smart Sand, Unifrax and Wheel Pros. Mr. Leonard graduated cum laude with a Bachelor of Science in Economics and a minor in Mathematics from the University of Pennsylvania’s Wharton School of Business. We believe Mr. Leonard’s experience as a current and former director of various companies and his financial expertise make him well qualified to serve on the Board.

Roger Fradin has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Fradin has over 40 years of experience acquiring, building, and leading a diverse set of industrial businesses. Mr. Fradin began his career at Pittway Corporation where he held a variety of roles of increasing responsibility, including President and Chief Executive Officer of the Security and Fire Solutions segment, and helped lead an entrepreneurial team which transformed Pittway into a $2 billion world leader in electronic security and fire systems. In 2000, Pittway was acquired by Honeywell International Inc. (NYSE: HON), or Honeywell. Shortly thereafter, Mr. Fradin assumed the role of President and Chief Executive Officer of Honeywell Automation and Control Solutions, or ACS. In this role, Mr. Fradin transformed ACS from a business with $7 billion in sales in 2003 focused predominantly on the U.S. market to a $17 billion in sales (as of 2014) global business leader in the development and manufacture of environmental controls, life safety products, and building and process solutions. From 2000 to 2017, Mr. Fradin oversaw, directed, and integrated the acquisition of 60 companies at Honeywell, aggregating billions of dollars in deal value. Mr. Fradin’s strategy and execution for ACS helped create more than $85 billion of value to Honeywell’s shareholders. During his tenure at Honeywell, Mr. Fradin also served as Vice Chairman of Honeywell where he was responsible for acquisition strategy for all of Honeywell. After retiring from Honeywell, Mr. Fradin was named Chairman of Resideo Technologies, Inc. (NYSE: REZI), or Resideo, a leading provider of home comfort and security solutions. At Resideo, Mr. Fradin recruited the Chief Executive Officer, senior management team, and board of directors as well as installed all public company board processes and procedures. In addition to Resideo, Mr. Fradin currently sits on the boards of L3Harris Technologies Inc. (NYSE: LHX) and Vertiv Group Corp. (NYSE: VTV). Mr. Fradin also currently serves as Advisor to MSC Industrial Direct Co., Inc. (NYSE: MSM), or MSC, and as Chairman of Victory Innovation, a Carlyle Group company. Mr. Fradin formerly served on the boards of Pitney Bowes Inc. (NYSE: PBI) and GS Acquisition Holdings Corp. (NYSE: GSAH) and several of The Carlyle Group’s, or Carlyle, portfolio companies in his capacity as a Carlyle Operating Executive. Mr. Fradin holds a B.S. and M.B.A. from The Wharton School at the University of Pennsylvania.

Brian Cook has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Cook has over 20 years of experience within mergers and acquisitions, business development, and strategic planning across a wide range of industries. Mr. Cook began his career at PwC, where he was responsible for providing business and financial due diligence and transaction structuring services to financial sponsor and corporate clients on a global basis. While at PwC, Mr. Cook’s transaction experience included Viacom’s acquisition of CBS, Ingersoll-Rand’s disposal of Ingersoll-Dresser Pump and Ford Motor Company’s acquisition of the Volvo Car Corporation. Following his tenure at PwC, Mr. Cook served as Vice President of Corporate Development and subsequently Global Head of M&A at Honeywell, in which he oversaw a global team of approximately 25 people. Over the course of his 17 years at Honeywell, Mr. Cook aided or led the execution of over 60 buy- and sell-side transactions, most of which were attributable to the ACS segment in which he partnered directly with Mr. Fradin. These transactions included the acquisitions of Novar plc, Norcross Safety Products and Intelligrated, among others. During 2018, Mr. Cook led the execution of the tax-free spinoffs of Honeywell’s Home Automation (Resideo) and Turbochargers (Garrett Motion) businesses. Mr. Cook’s transaction experience includes public and private transactions across a variety of end markets and product categories. Mr. Cook holds a B.S. from University of Rhode Island.

David Doll has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Doll is a seasoned executive in the self-storage industry, and also serves on the board of directors of Tenant Inc., a self-storage focused software development company. From 2005 through 2017, Mr. Doll was the President of Real Estate for Public Storage Inc., the world’s largest owner and operator of self-storage facilities. Prior to Public Storage, Mr. Doll was with Westfield Corporation, an international shopping center developer, owner and operator. Mr. Doll graduated from the Ross School of Business at the University of Michigan with a bachelor’s degree in business administration and a major in accounting.

Xavier A. Gutierrez has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Gutierrez is President and Chief Executive Officer of the Arizona Coyotes Hockey Club, overseeing all business operations, strategic planning, significant organizational decision-making, and government relations for the club, where he has served since June 2020. Mr. Gutierrez is the first Latino President and CEO in the history of the National Hockey League. Prior to the Coyotes, from June 2017 to June 2020, Mr. Gutierrez was a Managing Director at Clearlake Capital Group, and prior to that, from 2010 to June 2017, Chief Investment Officer of Meruelo Group and Principal & Managing Director with Phoenix Realty Group from 2003 to 2010. Mr. Gutierrez has also held positions with Latham & Watkins, Lehman Brothers and the National Football League. Mr. Gutierrez currently serves on the board of directors of Commercial Bank of California (CBC) and Arctos NorthStar Acquisition Corp. (NYSE: ANAC). He also serves on the Board and Investment Committee for the Arizona Community Foundation (ACF), the Aspen Institute Latinos & Society Program Advisory Board, the Pro Sports Assembly Advisory Board, the Board of the National Association of the Investment Companies, and the Hispanic Scholarship Fund Advisory Council. Mr. Gutierrez previously served as a voting member of the US Securities Exchange Commission Advisory Committee on Small and

Emerging Companies and previously served on the board of directors of several organizations including Sizmek, Inc. (formerly NASDAQ: SZMK), the Investment Committee of the California Community Foundation, and the US Hispanic Chamber of Commerce. Mr. Gutierrez graduated cum laude from Harvard University, where he received a Bachelor of Arts in Government. He received his Doctor of Jurisprudence from Stanford Law School.

Thomas A. Szlosek has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Szlosek is Executive Vice President and Chief Financial Officer of Avantor, a leading global provider of mission-critical products and services to customers in the biopharma, healthcare, education & government, and advanced technologies and applied materials industries. He joined Avantor in December 2018, prior to which he spent 14 years with Honeywell, including the last five years as Chief Financial Officer. Mr. Szlosek also spent eight years with GE Corporation, including three years as the CFO for GE Medical Systems, based in Asia, and two years as the CFO for GE Consumer Finance, based in Ireland. He is a Certified Public Accountant and graduated from The State University of New York at Geneseo.

Classified Board of Directors

Our Board is divided into three classes of directors designated as Class I, Class II and Class III. At our 2022 annual meeting of shareholders, the term of office of the Class I directors shall expire and Class I directors shall be elected for a full term of three years. At our 2023 annual meeting of shareholders, the term of office of the Class II directors shall expire and Class II directors shall be elected for a full term of three years. At our 2024 annual meeting of shareholders, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three years. At each succeeding annual meeting of shareholders, directors shall be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

Committees of the Board of Directors

The standing committees of the Board consists of an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). The composition of each committee is set forth below.

Audit Committee

Our Audit Committee is composed of Mr. Gutierrez, Mr. Szlosek, and Mr. Doll, with Mr. Gutierrez serving as chair of the committee. We intend to comply with the audit committee requirements of the SEC and the NYSE. The Board has determined that Mr. Gutierrez, Mr. Szlosek, and Mr. Doll meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Our Board has determined that Mr. Gutierrez is an “audit committee financial expert” within the meaning of SEC regulations and applicable listing standards of the NYSE. The Audit Committee’s responsibilities include:

• appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;

•pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

• review our policies on risk assessment and risk management;

• reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

• reviewing the adequacy of our internal control over financial reporting;

• establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

• recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

• monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

• preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement;

• reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

• reviewing and discussing with management and our independent registered public accounting firm our earnings releases and scripts.

Compensation Committee

Our Compensation Committee is composed of Mr. Feliciano, Mr. Leonard, and Mr. Fradin, with Mr. Feliciano serving as chair of the committee. The Compensation Committee’s responsibilities include:

• annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

• evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our chief executive officer;

• reviewing and approving the compensation of our other executive officers;

• appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;

• conducting the independence assessment outlined in the NYSE rules with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;

• annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of the NYSE;

• reviewing and establishing our overall management compensation, philosophy and policy;

• overseeing and administering our compensation and similar plans;

• reviewing and making recommendations to the Board with respect to director compensation; and

• reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Mr. Leonard, Mr. Doll, and Mr. Cook, with Mr. Leonard serving as chair of the committee. The Nominating and Corporate Governance Committee’s responsibilities include:

• developing and recommending to the Board, criteria for board and committee membership;

• developing and recommending to the Board, best practices and corporate governance principles;

• developing and recommending to the Board, a set of corporate governance guidelines; and

• reviewing and recommending to the Board, the functions, duties and compositions of the committees of the Board.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to our directors, officers, and employees in accordance with applicable federal securities laws, a copy of which is available on our website at www.janusintl.com. We will make a printed copy of the code of conduct and ethics available to any stockholder who so requests. Requests for a printed copy may be directed to: 135 Janus International Blvd., Temple, GA 30179, Attention: Chief Financial Officer.

If we amend or grant a waiver of one or more of the provisions of its code of ethics, it intends to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of its code of ethics that apply to its principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at www.janusintl.com.

Involvement in Certain Legal Proceedings

Not applicable.

Promoters and Control Persons

Not applicable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers, and persons who beneficially own more than 10% of our common stock to file certain reports with the SEC concerning their beneficial ownership of our common stock. Based solely on our review of the Section 16(a) reports filed electronically with the SEC and our knowledge of certain transactions with directors and executive officers, we believe that all reporting persons were in compliance with all Section 16(a) filing requirements with respect to the year ended January 1, 2022, except that Form 4s for Messrs. Fradin, Feliciano, Cook, Szlosek, Gutierrez, Doll, and Leonard, in connection with certain restricted stock unit grants, were inadvertently filed after their due date.
Item 11.    EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our Chief Executive Officer, and our two other most highly compensated executive officers as of the end of the fiscal year ended January 1, 2022, whom we refer to as our “named executive officers.” The applicable named executive officers and their positions were as follows:

•    Ramey Jackson, Chief Executive Officer;
•    Scott Sannes, Chief Financial Officer; and
•    Morgan Hodges, Executive Vice President
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Option Awards ($)	Non-equity incentive plan compensation ($)(1)	All Other Compensation ($)(2)	Total
Ramey Jackson Chief Executive Officer	2021	$425,000		$—	$514,657	$22,690	$962,347
	2020	425,000		—	483,316	22,812	931,128
Scott Sannes Chief Financial Officer	2021	300,000		—	321,661	18,575	640,236
	2020	300,000		—	302,073	32,090	634,163
Morgan Hodges Executive Vice President	2021	295,028	(3)	—	275,709	17,748	588,485
(1)The amounts reported in the Non-Equity Incentive Plan Compensation column reflect bonuses paid to Messrs. Jackson, Sannes and Hodges under Janus Management Incentive Plan with respect to the fiscal year ended December 26, 2020 and January 1, 2022 . Please see the section entitled “Narrative Disclosure to Summary Compensation Table—Management Incentive Plan” below for additional details.
(2)The amounts reported in the All Other Compensation column reflect: (i) 401(k) employer matching contributions of $7,811, and $7,854 for each of Messrs. Jackson and Sannes for fiscal year ending December 26, 2020. For fiscal year ending January 1, 2022, Messrs. Jackson, Sannes and Hodges received 401(k) employer matching contributions of $7,690, $7,875 and $5,048, respectively; (ii) employer-paid car allowance of $15,000, $10,200 and $10,200 for each of Messrs. Jackson, Sannes and Hodges, respectively; for the fiscal year ending December 26, 2020. For fiscal year ended January 1, 2022; Messrs. Jackson, Sannes, Frayser and Hodges received an employer paid car allowance of $15,000, $10,200 and $10,200, respectively; (iii) $14,036 reimbursement for moving expenses for Mr. Sannes for fiscal year ended December 26, 2020; and (iii) $500 and $2,500 of HSA contribution for Sannes and Hodges, respectively, for fiscal year ended January 1, 2022. See below under “Additional Narrative Disclosure—Retirement Benefits” for additional information regarding 401(k) plan contributions.
(3)The amount reported in the Salary column for Mr. Hodges includes his base salary of $180,200 and his sales commission of $114,828 for fiscal year ended January 1, 2022.
Narrative Disclosure to Summary Compensation Table
Employment Arrangements with Named Executive Officers
We have entered into an offer letter with Mr. Sannes. We have not entered into an employment agreement or offer letter with Messrs. Jackson and Hodges.
Offer Letter with Scott Sannes
On April 14, 2015, Janus International Group, LLC entered into an offer letter with Mr. Sannes, our Chief Financial Officer. Under the offer letter, Mr. Sannes is entitled to an annual base salary and is eligible to participate in our benefit plans generally. Mr. Sannes is also eligible to participate in the Management Incentive Plan. Please see section entitled “Narrative Disclosure to Summary Compensation Table—Management Incentive Plan.” In addition, Mr. Sannes’ offer letter provides for certain severance benefits in the event of a termination without “cause.” Please see the section entitled “Additional Narrative Disclosure—Potential Payments upon Termination or Change in Control” below for more details regarding the severance benefits provided to Mr.Sannes under his offer letter.

Management Incentive Plan
The Janus Management Incentive Plan (“Management Incentive Plan”) is generally based on the dollar value growth of EBITDA year-over-year, sales growth of certain product lines, and working capital. The improvement in EBITDA from the prior year to the applicable year is multiplied by 6% to determine the bonus pool for the applicable bonus year. The Management Incentive Plan participants and their respective bonus pool percentage allocation is determined by the Board in its discretion. For the fiscal year ended on December 26, 2020, Messrs. Jackson and Sannes will receive a bonus in the amount of $483,316 and $302,073, respectively, and for the fiscal year ended on January 1, 2022 Messrs. Jackson, Sannes and Hodges will receive a bonus in the amount of $514,657, $321,661, and $275,709, respectively, following the completion of our audited financials, but in any event no later than March 15th of each year.

Additional Narrative Disclosure
Retirement Benefits
We do not have a U.S. defined benefit pension plan or nonqualified deferred compensation plan. We currently maintain a defined contribution retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees, including the named executive officers, can make voluntary pre-tax contributions. We have the option to make discretionary employer matching and/or non-elective contributions to all participants. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted based on cost-of-living announcements by the Internal Revenue Services.
Employee Benefits and Perquisites
Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•    medical, dental, and vision benefits;
•    medical and dependent care flexible spending accounts;
•    short-term and long-term disability insurance; and
•    life insurance.
No Tax Gross-Ups. We did not make any gross-up payments in the fiscal year ended December 26, 2020 or January 1, 2022 to cover our named executive officer’s personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Potential Payments upon Termination or Change in Control
Termination of Employment without Cause or with Good Reason
Scott Sannes. Mr. Sannes’ offer letter provides that upon a termination by us without cause, he will be entitled to base salary continuation for six months, subject to his execution and non-revocation of a general release of claims.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or Compensation Committee.

Director Compensation

Structure

The Compensation Committee of the Board recommended, and the Board authorized and approved, payments to each non-employee director of the Company in the following amounts, commencing effective as of June 8, 2021: (i) for serving as a director, $140,000 per year, payable, at the director’s option, in the equivalent amount in restricted stock units (“RSUs”), or a combination of cash and RSUs, provided that, at least $80,000 of such director compensation shall consist of RSUs; (ii) for serving as the chairperson of the nominating and corporate governance committee, $10,000 per year, payable in the equivalent amount in RSUs; (iii) for serving as the chairperson of the compensation committee, $10,000 per year, payable in the equivalent amount in RSUs; (iv) for serving as the chairperson of the audit committee, $10,000 per year, payable in the equivalent amount in RSUs; and (v) reimbursement for reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and each committee meeting. The aggregate amount of director compensation shall not exceed $140,000 (except for any amounts paid to a director of Janus Core prior to the Business Combination) and the aggregate amount of each chairperson compensation shall not exceed $10,000.

The RSUs will vest according to the schedule described in the footnotes to “Compensation for Fiscal Year 2021.” All unvested RSUs will immediately and automatically be cancelled and forfeited upon the director’s termination of service, except upon death or disability or upon a change in control of the Company, so long as the director continuously provides service to the Company or any affiliate from the grant date through the consummation of the change in control.

Compensation for Fiscal Year 2021

Name	Fees Earned or Paid in Cash	Stock Awards		Total
José E. Feliciano	$—	$150,000	(1) (4)	$150,000
Colin Leonard	$—	$150,000	(1) (5)	$150,000
Roger Fradin	$34,027	$80,000	(2)	$114,027
Brian Cook	$—	$140,000	(3)	$140,000
David Doll	$75,236	$80,000	(2)(7)	$155,236
Xavier A. Gutierrez	$—	$150,000	(1) (6)	$150,000
Thomas A. Szlosek	$34,027	$80,000	(2)	$114,027

(1) The director received a grant of 12,594 RSUs, all of which are scheduled to vest on June 8, 2022 and be settled in shares of common stock on June 8, 2022. The number of RSUs is equal to $150,000 divided by the $11.91 share price of the Company’s common stock as of December 21, 2021, the closing price of shares of the Company’s common stock immediately prior to the grant date.
(2) The director received a grant of 6,717 RSUs, all of which are scheduled to vest on June 8, 2022 and be settled in shares of common stock. The number of RSUs is equal to $80,000 divided by the $11.91 share price of the Company’s common stock as of December 21, 2021. The director received an additional $60,000 in cash, of which $34,027 represents a pro-rata payment of earned fees from the date of the Business Combination to Fiscal Year End 2021.
(3) The director received a grant of 11,754 RSUs, all of which are scheduled to vest on June 8, 2022 and be settled in shares of common stock. The number of RSUs is equal to $140,000 divided by the $11.91 share price of the Company’s common stock as of December 21, 2021.
(4) Mr. Feliciano received $10,000 in RSUs for serving as the chairperson of the compensation committee.
(5) Mr. Leonard received $10,000 in RSUs for serving as the chairperson of the nominating and corporate governance committee.
(6) Mr. Gutierrez received $10,000 in RSUs for serving as the chairperson of the audit committee.
(7) Mr. Doll received an additional $41,208 for serving as director of Janus Core prior to the Business Combination.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information to be included under the captions “Equity Compensation Plan Information”, if applicable, in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders, is hereby incorporated by reference in answer to this item.

Securities Authorized for Issuance under Equity Compensation Plans

On August 13, 2021, we filed a registration statement on Form S-8 registering 15,125,000 shares of Common Stock, relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the Janus International Group, Inc. 2021 Omnibus Incentive Plan (the "2021 Incentive Plan"). The following types of awards can be issued under the 2021 Incentive Plan: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards and stock bonus awards. See Note 12 in Part II, Item 8 herein for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a))
As of January 1, 2022:
Equity compensation plans approved by security holders	275,370	$11.91	14,849,630
Equity compensation plans not approved by security holders	—	—	—
Total	275,370	$11.91	14,849,630

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of January 1, 2022:

• each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock;

• each director and each of the Company’s principal executive officers and two other most highly compensated executive officers; and

• all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days. Shares of Common Stock issuable pursuant to options are deemed to be outstanding for purposes of computing the beneficial ownership percentage of the person or group holding such options but are not deemed to be outstanding for purposes of computing the beneficial ownership percentage of any other person.

The beneficial ownership of our Common Stock is based on 146,561,717 shares of Common Stock issued and outstanding as of January 1, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock

Directors and Executive Officers

Ramey Jackson	1,614,510	1.10%
Scott Sannes	1,042,805	*
Morgan Hodges	1,117,731	*
Vic Nettie	1,146,308	*
Peter Frayser	231,637	*
José E. Feliciano(2)	53,999,550	36.84%
Colin Leonard	—	—
Roger Fradin(3)	3,181,873	2.17%
Brian Cook(4)	3,075,603	2.10%
David Doll	53,650	*
Xavier Gutierrez	—	—
Thomas Szlosek	89,963	*
All directors and executive officers post-Business Combination as a group (twelve individuals)	65,553,630	44.72%

Five Percent Holders:

Clearlake Capital Group, L.P.(2)	53,999,550	36.84%
José E. Feliciano(2)	53,999,550	36.84%
Wasatch Advisors, Inc.(5)	14,722,897	10.05%

* less than 1%

(1) Unless otherwise noted, the business address of each of the directors and executive officers is: 135 Janus International Blvd., Temple, GA 30179.

(2) Shares held of record by Clearlake Capital Partners IV (AIV-Jupiter), L.P., a Delaware limited partnership (“CCPIV”), Clearlake Capital Partners IV (AIV-Jupiter) USTE, L.P., a Delaware limited partnership (“CCPIV USTE”), Clearlake Capital Partners IV (Offshore), L.P., a Cayman Islands limited partnership (“CCPIV Offshore”), Clearlake Capital Partners V, L.P., a Delaware limited partnership (“CCPV”), Clearlake Capital Partners V (USTE), L.P., a Delaware limited partnership (“CCPV USTE”), and Clearlake Capital Partners V (Offshore), L.P., a Cayman Islands limited partnership (“CCPV Offshore”). CCPIV, CCPIV USTE and CCPIV Offshore are managed by Clearlake Capital Management IV, L.P., a Delaware limited partnership (“CCMIV”). CCMIV’s general partner is Clearlake Capital Group, L.P., whose general partner is CCG Operations, L.L.C., a Delaware limited liability company (“CCG Ops”). The general partner for each of CCPIV, CCPIV USTE and CCPIV is Clearlake Capital Partners IV GP, L.P., a Delaware limited partnership (“CCPIV GP”). CCPIV GP’s general partner is Clearlake Capital Partners, LLC, a Delaware limited liability company (“CCP”). CCPV, CCPV USTE and CCPV Offshore are managed by Clearlake Capital Management V, L.P., a Delaware limited partnership (“CCMV”). CCMV’s general partner is Clearlake Capital Group, L.P., whose general partner is CCG Ops. The general partner for each of CCPIV, CCPIV USTE and CCPIV is Clearlake Capital Partners V GP, L.P., a Delaware limited partnership (“CCPV GP”). CCPV GP’s general partner is CCP. CCP’s managing member is CCP MM, LLC, a Delaware limited liability company (“CCP MM”). CCPMM’s managing member is CCG Ops. CCG Global LLC, a Delaware liability company (“CCG Global”), is the managing member of CCG Ops. José E. Feliciano and Behdad Eghbali are managers of CCG Global and may be deemed to share voting and investment power of the shares held of record by CCPIV, CCPIV USTE, CCPIV OFFSHORE, CCPV, CCPV USTE AND CCPV Offshore. The address of Messrs. Feliciano and Eghbali and the entities named in this footnote is c/o Clearlake Capital Group, 233 Wilshire Blvd., Suite 800, Santa Monica, California 90401.

(3) Consists of (i) 2,545,299 shares of Common Stock held by The Fradin Community Property Revocable Trust (the “Fradin Community Property Trust”) and (ii) 636,374 shares of Common Stock held by Juniper GRAT Trust (the “Juniper GRAT Trust”). Roger Fradin is a trustee of the Community Property Trust and of the Juniper GRAT Trust. The address for the Fradin Community Property Trust is 14 Fairmount Avenue, Chatham, NJ 07928 and the Juniper GRAT Trust is 72 Juniper Drive, Atherton, CA 94027. Mr. Fradin served as Chief Executive Officer of Juniper from its inception in August 2019 until January 2020 and as Chairman of Juniper’s board of directors from the Company’s inception in August 2019 until the closing of the Business Combination. Mr. Fradin serves as a Director on the Janus board of directors.

(4) Consists of (i) 2,172,601 shares of Common Stock held directly by Brian Cook; (ii) 543,150 shares of Common Stock held by the Brian S. Cook 2019 Nevada Trust; and (iii) 359,852 shares of Common Stock held by Northvale Capital Partners, LLC. The address for Mr. Cook and for Northvale Capital Partners, LLC is c/o Chiesa Shahinian & Giantomasi PC, One Boland Drive West Orange, NJ 07052, Attn: Steven Loeb, Esq. Adam S. Cook is the sole trustee of the Brian S. Cook 2019 Nevada Trust. The address for the Brian S. Cook 2019 Nevada Trust is Adam S. Cook, Trustee 394 Summit Street, Norwood, NJ 07648. Mr. Cook served as Chief Financial Officer of Juniper from the Company’s inception in August 2019 until the closing of the Business Combination and as Chief Executive Officer of Juniper from January 2020 until the closing of the Business Combination. Mr. Cook serves as a Director on the Janus board of directors.

(5) The information is based on a Schedule 13G filed with the SEC on February 9, 2022, reporting ownership of shares of Common Stock as of January 31, 2022. Amount reported represents shares of our Common Stock directly held by Wasatch Advisors, Inc., and Wasatch Advisors, Inc. has sole voting power and sole dispositive power over such shares of Common Stock. The address for Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
JIH’s Related Party Transactions

Founder Shares

In August 2019, Juniper Industrial Sponsor, LLC (the “Sponsor”) purchased 8,625,000 shares of Class B common stock (the “founder shares”) of Juniper Industrial Holdings, Inc. (“JIH”) for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per founder share. In October 2019, the Sponsor transferred 35,000 founder shares to each of Mark Levy and Mitchell Jacobson, two of our independent directors. On March 23,2020, 35,000 founder shares were issued to David M. Cote, one of our independent directors, upon his election to the board of directors of JIH.

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

Private Placement Warrants

The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000 of its private placement warrants to Clearlake Capital Group, L.P. (“CCG”) as part of the consideration for the Business Combination. On November 18, 2021, the Company completed its warrant redemption.

Sponsor Letter Agreement Amendment

In connection with the Closing, JIH, the Sponsor and the other parties to the Sponsor Letter Agreement, dated November 7, 2019 (the “Sponsor Letter Agreement”), entered into an amendment to the Sponsor Letter Agreement (the “Sponsor Letter Agreement Amendment”) pursuant to which (i) all references to “Founder Shares” or “common stock” (each as defined in the Sponsor Letter Agreement) are deemed to be references to Common Stock, (ii) all references to “Private Placement Warrants” (as defined in the Sponsor Letter Agreement) are deemed to be references to Warrants and (iii) the Company has third-party beneficiary rights to enforce certain rights and obligations of the Sponsor Letter Agreement.

Amendment to the Registration and Stockholder Rights Agreement

In connection with the closing of the Business Combination, JIH, the Sponsor and the other parties to the Registration and Stockholder Rights Agreement, dated November 13, 2019 (the “Registration and Stockholder Rights Agreement”), entered into an amendment to the Registration and Stockholder Right Agreement (the “Amendment to the Registration and Stockholder Rights Agreement”) pursuant to which (i) all references to “Founder Shares” or “Common Stock” (each as defined in the Registration and Stockholder Rights Agreement) were deemed to be references to the Common Stock, (ii) all references to “Private Placement Warrants” and “Working Capital Warrants” (each as defined in the Registration and Stockholder Rights Agreement) were thereafter deemed to be references to the Warrants, (iii) references to the registration rights to which the Sponsor is entitled are appropriately updated for the transaction structure and (iv) certain governance rights included in Article V of the Registration and Stockholder Rights Agreement will be removed and the governance rights included in the Investor Rights Agreement control.

Investor Rights Agreement

At the closing of the Business Combination, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with CCG, the Sponsor, certain stockholders of JIH and certain former stockholders of Midco with respect to the shares of Common Stock issued as partial consideration under the Business Combination Agreement. The Investor Rights Agreement includes, among other things, the following provisions:

Registration Rights. The Company was required to file a resale shelf registration statement on behalf of the Company’s securityholders promptly after the closing of the Business Combination. The Investor Rights Agreement also provides certain demand rights and piggyback rights to our securityholders, subject to underwriter cutbacks and issuer blackout periods. The Company shall bear all costs and expenses incurred in connection with the resale shelf registration statement, any demand registration statement, any underwritten takedown, any block trade, any piggyback registration statement and all expenses incurred in performing or complying with its other obligations under the Investor Rights Agreement, whether or not the registration statement becomes effective.

Director Appointment. Subject to certain step down provisions, CCG have the right to nominate four Board members (each, a “CCG Director”) and one Board observer to the Board. CCG will retain these nomination rights until, in the case of CCG Director nomination rights, it no longer beneficially owns at least 10% of the total voting power of the then outstanding shares of Common Stock. The Sponsor has the right to nominate two directors to the initial board (each a “Sponsor Director”). The four CCG Directors, the two Sponsor Directors, the two initial independent directors, and the Chief Executive Officer of the Company comprised the initial board of directors appointed in connection with the Business Combination. The Board shall be divided in three classes designated as Class I, Class II, and Class III, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders of the Company. One initial independent director, one CCG Director, and the Chief Executive Officer were nominated as Class I directors with initial terms ending at the Company’s 2022 annual meeting of stockholders; one initial independent director, one CCG Director, and one Sponsor Director were nominated as Class II directors with initial terms ending at the Company’s 2023 annual meeting of stockholders; and two CCG Directors and one Sponsor Director were nominated as Class III directors with initial terms ending at the Company’s 2024 annual meeting of stockholders.

PIPE Subscription Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 shares of Common Stock (the “PIPE Shares”) at a purchase price per share of $10.00 (the “PIPE Investment”). Certain of the Company’s directors purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment.

The PIPE Investment closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination. The sale and issuance was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

Janus’s Related Party Transactions

The Company’s Audit Committee, pursuant to the Audit Committee charter, is responsible for reviewing, approving and overseeing any transaction between the Company and any related person on an ongoing basis, in accordance with the Company’s policies and procedures. The Audit Committee is also required to keep the Company’s independent auditor informed of the Audit Committee’s understanding of the Company’s relationships and transactions with related parties that are significant to the Company and whether any of the Audit Committee has concerns regarding relationships or transactions with related persons and, if so, the substance of those concerns. Furthermore, the Audit Committee must review and discuss with the Company’s independent auditor the independent auditor’s evaluation of the Company’s identification of, accounting for and disclosure of its relationships and transactions with related parties, including any significant matters arising from the audit regarding the Company’s relationships and transactions with related parties.

Under our Code of Ethics our employees, directors, and executive officers must seek determinations and prior authorizations or approvals of potential conflicts of interest.

Other than compensation arrangements for our directors and named executive officers, which are described in the section entitled “Executive Compensation,” below we describe transactions during the fiscal year ended January 1, 2022 to which we were a participant or will be a participant, in which:

•the amounts involved exceeded or will exceed $120,000; and

•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core, entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group for the years ended January 1, 2022 and December 26, 2020 of approximately $1,124 and $7,101, respectively. Approximately $896 of the Class A Preferred Unit holders group management fees were accrued and unpaid as of December 26, 2020 and no fees were accrued and unpaid as of January 1, 2022. As a result of the Business Combination the MMSA was terminated effective June 7, 2021.

Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a former member of the board of directors of the Company. Effective October 20, 2021 the member resigned from the board of the Company. Rent payments paid to Janus Butler, LLC for the years ended January 1, 2022 and December 26, 2020 were approximately $135 and $134, respectively. The original lease extends through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately $13 with an annual escalation of 1.5%.

Janus Core was previously a party to a lease agreement with 134 Janus International, LLC, which is an entity majority owned by a former member of the board of directors of the Company. In December 2021, the leased premises in Temple, Georgia were sold by the former director to a third-party buyer, resulting in an assignment of the lease to said third-party buyer and an extension of the lease to November 30, 2031. Rent payments paid to 134 Janus International, LLC in the years ended January 1, 2022 and December 26, 2020 were approximately and $343 and $446, respectively.

The Group is a party to a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia, which is an entity partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in December 2020 to extend the term until March 1, 2030, with monthly lease payments of $66 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the years ended January 1, 2022 and December 26, 2020 were approximately and $801 and $837, respectively.

Director Independence

The NYSE listing standards require that a majority of the board of directors of a company listed on the NYSE be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that seven of its eight directors are independent under the NYSE rules (i.e. Messrs. Doll, Gutierrez, Szlosek, Cook, Feliciano, Leonard, and Fradin). The Board has determined that each of Messrs. Doll, Gutierrez, and Szlosek are independent directors under Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of the Company’s Common Stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below sets forth the aggregate fees billed by BDO USA, LLP, our independent registered public accounting firm, for services rendered for each of the last two fiscal years:

	2021	2020

Audit Fees(1)	$1,761,272	$694,099
Audit-Related Fees	177,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,938,272	$694,099

(1) Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered for (i) the audit of annual financial statements, (ii) reviews of our quarterly financial statements, (iii) statutory audits, (iv) research necessary to comply with generally accepted accounting principles and (v) other filings with the SEC, including consents and comfort letters.

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the plan and scope of our independent registered public accounting firm’s audit, audit‑related, tax, and other services. During 2021, all Audit Fees were pre-approved by the Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIALS STATEMENT SCHEDULES

a.Listing of Documents

1.The financial statements and schedule of Janus International Group, Inc. filed as a part of this 2021 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on page 44.

2.The financial statements required to be filed pursuant to Item 15 of Form 10-K are: [None.]

3.The following exhibits are filed as part of this 2021 Annual Report on Form 10-K:

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the SEC on February 8, 2021).
4.2	Description of Janus International Group, Inc.’s Securities.
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

10.9+	Janus International Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form S-8 filed on August 13, 2021).

10.10+	Form of Restricted Stock Unit Agreement (Directors).
10.11+	Form of Restricted Stock Unit Agreement (Employees).
21.1	Subsidiaries of Janus International Group, Inc. (incorporated by reference to Exhibit 21.1 to Janus International Group, Inc.’s Form S-1 filed on July 7, 2021).
23.1	Consent of BDO USA, LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on the signature page hereto).
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	Inline XBRL Instance Document
101.SCH^	Inline XBRL Taxonomy Extension Schema Document
101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+ Management contract or compensatory plan or arrangement.
^ Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 15, 2022	By:	/s/ Scott Sannes
		Name:	Scott Sannes
		Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ramey Jackson and Scott Sannes or any of them, severally, as his attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same with all exhibits hereto, and all other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Ramey Jackson	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
Ramey Jackson
/s/ Scott Sannes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Scott Sannes
/s/ José E. Feliciano	Chairman	March 15, 2022
José E. Feliciano
/s/ Brian Cook	Director	March 15, 2022
Brian Cook
/s/ David Doll	Director	March 15, 2022
David Doll
/s/ Roger Fradin	Director	March 15, 2022
Roger Fradin
/s/ Xavier A. Gutierrez	Director	March 15, 2022
Xavier A. Gutierrez
/s/ Colin Leonard	Director	March 15, 2022
Colin Leonard
/s/ Thomas A. Szlosek	Director	March 15, 2022
Thomas A. Szlosek