Form 10-Q/A
period 2021-06-26
Janus International Group, Inc.
filed 2022-04-20
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q/A
Amendment No. 1
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-40456
________________________
JANUS INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

________________________

Delaware	86-1476200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
135 Janus International Blvd. Temple, GA	30179
(Address of Principal Executive Offices)	(Zip Code)
(866) 562-2580
(Registrant's telephone number, including area code)

________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	JBI	New York Stock Exchange
Warrants, each to purchase one share of Common Stock	JBI WS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2021, 138,384,250 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

Janus International Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 26, 2021 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited Consolidated Financial Statements for the three and six months period ended June 26, 2021. The restatement reflects the reclassification and presentation of certain transaction bonuses related to the Business Combination from a component of stockholders’ equity to a component of general and administrative expenses for the three and six months period ended June 26, 2021, upon the closing of the Business Combination in June 2021. In addition, the Company determined that certain other transaction bonuses related to the Business Combination should have been recorded in the Janus International segment instead of the Janus North American segment. The errors related to the transaction bonuses impacted the presentation of our segment reporting for the same periods. See Note 2 to the unaudited Consolidated Financial Statements included in this Form 10-Q/A for further detailed information regarding this restatement.

The Company is filing this Form 10-Q/A to amend and restate the Original Filing with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1: Financial Information and Financial Statements
Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4: Controls and Procedures
Part II, Item 6: Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above and set forth in this Form 10-Q/A, this Form 10-Q/A does not amend or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein.

JANUS INTERNATIONAL GROUP, INC.
Quarterly Report on Form 10-Q/A

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements.

Janus International Group, Inc.

Consolidated Balance Sheets

	June 26,	December 26,
	2021	2020
	(Unaudited)
	(Restated)
ASSETS
Current Assets
Cash	$15,287,621	$45,254,655
Accounts receivable, less allowance for doubtful accounts; $3,819,000 and $4,485,000, at June 26, 2021 and December 26, 2020, respectively	79,557,005	75,135,295
Costs and estimated earnings in excess of billing on uncompleted contracts	16,614,552	11,398,934
Inventory, net	36,289,253	25,281,521
Prepaid expenses	8,443,195	5,949,711
Other current assets	2,322,802	5,192,386
Total current assets	$158,514,428	$168,212,502
Property and equipment, net	31,682,826	30,970,507
Customer relationships, net	297,563,142	309,472,398
Tradename and trademarks	85,819,442	85,597,528
Other intangibles, net	16,627,892	17,387,745
Goodwill	260,275,193	259,422,822
Deferred tax asset	78,435,843	—
Other assets	1,759,222	2,415,243
Total assets	$930,677,988	$873,478,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,316,067	$29,889,057
Billing in excess of costs and estimated earnings on uncompleted contracts	21,612,809	21,525,319
Current maturities of long-term debt	6,346,071	6,523,417
Other accrued expenses	48,024,563	37,164,627
Total current liabilities	$121,299,510	$95,102,420
Long-term debt, net	557,574,245	617,604,254
Deferred tax liability	14,577,682	15,268,131
Derivative warrant liability	39,077,500	—
Other long-term liabilities	2,885,875	4,631,115
Total liabilities	$735,414,812	$732,605,920
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 138,384,250 and 66,145,633 shares issued and outstanding at June 26, 2021 and December 26, 2020, respectively	13,838	6,615
Additional paid in capital	234,557,285	189,298,544
Accumulated other comprehensive income (loss)	46,526	(227,160)
Accumulated deficit	(39,354,473)	(48,205,174)
Total stockholders’ equity	$195,263,176	$140,872,825
Total liabilities and stockholders’ equity	$930,677,988	$873,478,745
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)
REVENUE
Sales of product	$140,556,306	$95,425,815	$262,252,532	$203,536,725
Sales of services	33,626,083	26,803,808	64,754,124	56,506,693
Total revenue	174,182,389	122,229,623	327,006,657	260,043,418
Cost of Sales	114,987,977	77,449,920	214,518,947	167,180,130
GROSS PROFIT	59,194,412	44,779,703	112,487,710	92,863,288
OPERATING EXPENSE
Selling and marketing	10,382,169	7,717,283	19,840,296	17,977,566
General and administrative	36,935,593	16,931,440	56,521,901	34,566,666
Contingent consideration and earnout fair value adjustments	686,700	—	686,700	—
Operating Expenses	48,004,462	24,648,723	77,048,897	52,544,232
INCOME FROM OPERATIONS	11,189,950	20,130,980	35,438,813	40,319,056
Interest expense	(7,475,727)	(8,737,328)	(15,601,797)	(18,678,476)
Other income (expense)	(920,003)	23,883	(2,478,869)	99,211
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)	—
Other Expense, Net	(10,324,230)	(8,713,445)	(20,009,166)	(18,579,265)
INCOME BEFORE TAXES	865,720	11,417,535	15,429,647	21,739,791
Provision for Income Taxes	2,559,867	400,067	2,404,973	770,292
NET INCOME (LOSS)	$(1,694,147)	$11,017,468	$13,024,674	$20,969,499
Other Comprehensive Income (Loss)	(37,082)	(226,575)	273,686	(3,758,060)
COMPREHENSIVE INCOME (LOSS)	$(1,731,229)	$10,790,893	$13,298,360	$17,211,439
Net income (loss) attributable to common stockholders	$(1,694,147)	$11,017,468	$13,024,674	$20,969,499
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	81,009,261	65,819,588	73,577,447	66,876,683
Diluted	81,624,496	65,819,588	73,879,851	66,876,683
Net income (loss) per share, basic and diluted (Note 15)
Basic	$(0.02)	$0.17	$0.18	$0.31
Diluted	$(0.02)	$0.17	$0.18	$0.31
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Janus International Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 28, 2019	2,599	$91,278	189,044	$189,043,734	—	$—	$—	$(2,152,685)	$(56,088,082)	$130,894,245
Retroactive application of the recapitalization	(2,599)	$(91,278)	(189,044)	(189,043,734)	65,676,757	$6,568	$189,128,444	$—	$—	$—
Balance as of December 28, 2019, as adjusted	—	$—	—	$—	65,676,757	$6,568	$189,128,444	$(2,152,685)	$(56,088,082)	$130,894,245
Vesting of Midco LLC class B units	—	—	—	—	93,054	9	27,683	—	—	27,692
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(54,484)	(54,484)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,531,485)	—	(3,531,485)
Net income	—	—	—	—	—	—	—	—	9,952,030	9,952,030
Balance as of March 28, 2020, as adjusted	—	$—	—	$—	65,769,811	$6,577	$189,156,127	$(5,684,170)	$(46,190,536)	$137,287,998
Vesting of Midco LLC class B units	—	—	—	—	105,341	11	29,956	—	—	29,967
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(285,498)	(285,498)
Cumulative translation adjustment	—	—	—	—	—	—	—	(226,575)	—	(226,575)
Net income	—	—	—	—	—	—	—	—	11,017,468	11,017,468
Balance as of June 27, 2020, as adjusted	—	$—	—	$—	65,875,152	$6,588	$189,186,083	$(5,910,745)	$(35,458,566)	$147,823,360

Janus International Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261,425	189,044	$189,043,734	—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825
Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	$—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$6,615	$189,298,544	$(227,160)	$(48,205,174)	$140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital (Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total (Restated)
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	5,209,592	—	—	5,209,993
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	(1,694,147)	(1,694,147)
Balance as of June 26, 2021	—	$—	—	$—	138,384,250	$13,838	$234,557,285	$46,526	$(39,354,473)	$195,263,176
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 26, 2021	June 27, 2020
	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows Provided By Operating Activities
Net income	$13,024,674	$20,969,499
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,979,336	2,832,701
Intangible amortization	13,622,957	13,395,767
Deferred finance fee amortization	1,486,634	1,609,125
Share based compensation	5,261,869	57,659
Loss on extinguishment of debt	2,414,854	—
Change in fair value of contingent consideration	686,700	—
Loss on sale of assets	43,091	18,487
Change in fair value of derivative warrant liabilities	1,928,500	—
Undistributed (earnings) losses of affiliate	(105,107)	12,125
Deferred income taxes	(767,658)	—
Changes in operating assets and liabilities
Accounts receivable	(4,421,710)	2,114,772
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(5,215,618)	8,717,983
Prepaid expenses and other current assets	(2,945,823)	(2,498,675)
Inventory	(11,007,730)	(655,990)
Accounts payable	15,393,047	441,237
Other accrued expenses	13,783,097	2,076,616
Other assets and long-term liabilities	(1,338,231)	1,442,694
Net Cash Provided By Operating Activities	44,822,882	50,534,000
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	79,409	6,083
Purchases of property and equipment	(3,992,533)	(3,801,552)
Cash paid for acquisition, net of cash acquired	(1,564,957)	(4,592,779)
Net Cash Used In Investing Activities	(5,478,081)	(8,388,248)
Cash Flows Used In Financing Activities
Distributions to Janus Midco LLC unitholders	(4,173,973)	(339,982)
Principal payments on long-term debt	(63,238,000)	(4,205,693)
Proceeds from merger	334,873,727	—
Proceeds from PIPE	250,000,000	—
Payments for transaction costs, net	(44,489,256)	—
Payments to Janus Midco, LLC unitholders at the business combination	(541,710,278)	—
Payments for deferred financing fees	(765,090)	—
Cash Used In Financing Activities	$(69,502,870)	$(4,545,675)
Effect of exchange rate changes on cash and cash equivalents	191,035	(1,091,444)
Net (Decrease) Increase in Cash and Cash Equivalents	$(29,967,034)	$36,508,633
Cash and Cash Equivalents, Beginning of Fiscal Year	$45,254,655	$19,905,598
Cash and Cash Equivalents as of June 26, 2021 and June 27, 2020	$15,287,621	$56,414,231
Supplemental Cash Flows Information
Interest paid	$16,847,651	$12,233,825
Income taxes paid	$773,608	$537,810
Fair value of earnout	$686,700	$—
Fair value of warrants	$1,928,500	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Operations
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 26, 2021, and its results of operations, including its comprehensive income, stockholders’ equity for the three and six months ended June 26 , 2021 and June 27, 2020, and its cash flows for the six months ended June 26, 2021 and June 27, 2020. The results for the three and six months ended June 26, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 1, 2022. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s S-1/A form filed with the Securities and Exchange Commission (the “SEC”) on July 19, 2021.
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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, JIH is treated as the acquired company and Midco is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Midco has been determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•Janus Midco equityholders have the majority ownership and voting rights. The relative voting rights is equivalent to equity ownership (each share of common stock is one vote). JIH shareholders (IPO investors, founders, PIPE investors) hold 48.6% voting interest compared to Janus Midco’s 51.4% voting interest.
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

Reclassification
In the amended Form 10-Q/A, the Group reclassified the change in fair value of earnout recorded in June 2021 from general and administrative expense to contingent consideration and earnout fair value adjustments within operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
The fair value of cash, accounts receivable, less allowance for doubtful accounts and account payable approximate the carrying amounts due to the short-term maturities of these instruments which fall with Level 1 of the Fair Value hierarchy. The fair value of the Company’s debt approximates its carrying amount as of June 26, 2021 and December 26, 2020 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long term debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. The fair value of the warrants contain significant unobservable inputs including the expected term and the share exchange ratio in evaluating the fair value of underlying common stock , and exercise price, therefore, the warrant liabilities were evaluated to be a Level 3 fair value measurement. As of June 26, 2021, the fair value of the private and public warrants were valued at market price.

Warrant Liability
The Company classifies Private Placement Warrants (defined and discussed in Note 11 - Stockholders’ Equity) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a components of other income (expense), net within the consolidated statements of operations and comprehensive income. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments--Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles--Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for Emerging Growth Companies in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2017-04 on the consolidated financial statements and does not expect a significant impact of the standard on the consolidated financial statements.

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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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

Restatement of Previously Reported Financial Statements
During the preparation of the 2021 Annual Report on Form 10-K, the Company determined that certain transaction bonuses related to the Business Combination should have been recorded as a component of general and administrative expense instead of a component of stockholders’ equity for the three and six months period ended June 26, 2021. In addition, the Company determined that certain other transaction bonuses related to the Business Combination in the amount of $4.0 million should have been recorded in the Janus International segment instead of the Janus North American segment. The errors related to the transaction bonuses impacted the presentation of our segment reporting for the same periods.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the unaudited consolidated financial statements for the three and six months period ended and June 26, 2021 were materially misstated and should be restated. The amounts and disclosures included in this Form 10-Q/A have been revised to reflect the corrected presentation.

Impact of the Restatement
The table below present the effects of the restatement on the Company's unaudited consolidated balance sheet as of June 26, 2021:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	June 26, 2021
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash	$15,287,621	$—	$15,287,621
Accounts receivable, less allowance for doubtful accounts; $3,819,000 and $4,485,000, at June 26, 2021 and December 26, 2020, respectively	79,557,005	—	79,557,005
Costs and estimated earnings in excess of billing on uncompleted contracts	16,614,552	—	16,614,552
Inventory, net	36,289,253	—	36,289,253
Prepaid expenses	8,443,195	—	8,443,195
Other current assets	2,322,802	—	2,322,802
Total current assets	$158,514,428	$—	$158,514,428
Property and equipment, net	31,682,826	—	31,682,826
Customer relationships, net	297,563,142	—	297,563,142
Tradename and trademarks	85,819,442	—	85,819,442
Other intangibles, net	16,627,892	—	16,627,892
Goodwill	260,275,193	—	260,275,193
Deferred tax asset	78,435,843	—	78,435,843
Other assets	1,759,222	—	1,759,222
Total assets	$930,677,988	$—	$930,677,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,316,067	$—	$45,316,067
Billing in excess of costs and estimated earnings on uncompleted contracts	21,612,809	—	21,612,809
Current maturities of long-term debt	6,346,071	—	6,346,071
Other accrued expenses	48,357,979	(333,416)	48,024,563
Total current liabilities	$121,632,926	$(333,416)	$121,299,510
Long-term debt, net	557,574,245	—	557,574,245
Deferred tax liability	14,577,682	—	14,577,682
Derivative warrant liability	39,077,500	—	39,077,500
Other long-term liabilities	2,885,875	—	2,885,875
Total liabilities	$735,748,228	$(333,416)	$735,414,812
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 138,384,250 and 66,145,633 shares issued and outstanding at June 26, 2021 and December 26, 2020, respectively	13,838	—	13,838
Additional paid in capital	231,406,515	3,150,770	234,557,285
Accumulated other comprehensive income (loss)	46,526	—	46,526
Accumulated deficit	(36,537,119)	(2,817,354)	(39,354,473)
Total stockholders’ equity	$194,929,760	$333,416	$195,263,176
Total liabilities and stockholders’ equity	$930,677,988	$—	$930,677,988
The tables below present the effects of the restatement on the unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 26, 2021:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 26, 2021
	As Previously Reported	Adjustments	As Restated
REVENUE
Sales of product	$140,556,306	$—	$140,556,306
Sales of services	33,626,083	—	33,626,083
Total revenue	174,182,389	—	174,182,389
Cost of Sales	114,987,977	—	114,987,977
GROSS PROFIT	59,194,412	—	59,194,412
OPERATING EXPENSE
Selling and marketing	10,382,169	—	10,382,169
General and administrative	33,784,823	3,150,770	36,935,593
Contingent consideration and earnout fair value adjustments	686,700	—	686,700
Operating Expenses	44,853,692	3,150,770	48,004,462
INCOME (LOSS) FROM OPERATIONS	14,340,720	(3,150,770)	11,189,950
Interest expense	(7,475,727)	—	(7,475,727)
Other income (expense)	(920,003)	—	(920,003)
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)
Other Expense, Net	(10,324,230)	—	(10,324,230)
INCOME (LOSS) BEFORE TAXES	4,016,490	(3,150,770)	865,720
Provision (benefit) for Income Taxes	2,893,283	(333,416)	2,559,867
NET INCOME (LOSS)	$1,123,207	$(2,817,354)	$(1,694,147)
Other Comprehensive Income (Loss)	(37,082)	—	(37,082)
COMPREHENSIVE INCOME (LOSS)	$1,086,125	$(2,817,354)	$(1,731,229)
Net income attributable to common stockholders	$1,123,207	$(2,817,354)	$(1,694,147)
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	81,009,261	—	81,009,261
Diluted	81,624,496	—	81,624,496
Net Income (loss) per share, basic and diluted (Note 15)
Basic	$0.01	$(0.03)	$(0.02)
Diluted	$0.01	$(0.03)	$(0.02)

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 26, 2021
	As Previously Reported	Adjustments	As Restated
REVENUE
Sales of product	$262,252,532	$—	$262,252,532
Sales of services	64,754,124	—	64,754,124
Total revenue	327,006,657	—	327,006,657
Cost of Sales	214,518,947	—	214,518,947
GROSS PROFIT	112,487,710	—	112,487,710
OPERATING EXPENSE
Selling and marketing	19,840,296	—	19,840,296
General and administrative	53,371,131	3,150,770	56,521,901
Contingent consideration and earnout fair value adjustments	686,700	—	686,700
Operating Expenses	73,898,127	3,150,770	77,048,897
INCOME (LOSS) FROM OPERATIONS	38,589,583	(3,150,770)	35,438,813
Interest expense	(15,601,797)	—	(15,601,797)
Other income (expense)	(2,478,869)	—	(2,478,869)
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)
Other Expense, Net	(20,009,166)	—	(20,009,166)
INCOME (LOSS) BEFORE TAXES	18,580,417	(3,150,770)	15,429,647
Provision (benefit) for Income Taxes	2,738,389	(333,416)	2,404,973
NET INCOME (LOSS)	$15,842,028	$(2,817,354)	$13,024,674
Other Comprehensive Income (Loss)	273,686	—	273,686
COMPREHENSIVE INCOME (LOSS)	$16,115,714	$(2,817,354)	$13,298,360
Net income attributable to common stockholders	$15,842,028	$(2,817,354)	$13,024,674
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	73,577,447	—	73,577,447
Diluted	73,879,851	—	73,879,851
Net Income (loss) per share, basic and diluted (Note 15)
Basic	$0.22	$(0.04)	$0.18
Diluted	$0.21	$(0.03)	$0.18

The tables below present the effects of the restatement on the segment income from operations for the three and six months ended June 26, 2021:

	Three Months Ended June 26, 2021
	As Previously Reported	Adjustments	As Restated
Income From Operations
Janus North America	$12,587,297	$3,993,943	$16,581,240
Janus International	1,755,572	(7,144,713)	(5,389,141)
Eliminations	(2,149)	—	(2,149)
Total Segment Operating Income (Loss)	$14,340,720	$(3,150,770)	$11,189,950

	Six Months Ended June 26, 2021
	As Previously Reported	Adjustments	As Restated
Income From Operations
Janus North America	$36,502,605	$3,993,943	$40,496,548
Janus International	2,062,243	(7,144,713)	(5,082,470)
Eliminations	24,735	—	24,735
Total Segment Operating Income (Loss)	$38,589,583	$(3,150,770)	$35,438,813

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
The tables below present the effects of the restatement on the consolidated statements of changes in stockholders’ equity:

As Reported
	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261,425	189,044	$189,043,734	—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825
Balance as of Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$6,615	$189,298,544	$(227,160)	$(48,205,174)	$140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	2,058,822	—	—	2,059,223
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	1,123,207	1,123,207
Balance as of June 26, 2021	—	$—	—	$—	138,384,250	$13,838	$231,406,515	$46,526	$(36,537,119)	$194,929,760

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

Adjustments
	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	—	$—	—	$—	—	$—	$—	$—	$—	$—
Balance as of Retroactive application of the recapitalization	—	—	—	—	—	—	—	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	—	$—	$—	$—	$—	$—
Vesting of Midco LLC class B units	—	—	—	—	—	—	—	—	—	—
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	—	$—	$—	$—	$—	$—
Vesting of Midco LLC class B units	—	—	—	—	—	—	3,150,770	—	—	3,150,770
Issuance of PIPE Shares	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	—	—	—	—	—	—
Issuance of earn out shares to common stockholders	—	—	—	—	—	—	—	—	—	—
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	—	—	—	—
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	—	—
Deferred Tax Asset	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	(2,817,354)	(2,817,354)
Balance as of June 26, 2021	—	$—	—	$—	—	$—	$3,150,770	$—	$(2,817,354)	$333,416

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

As Restated
	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital (Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total (Restated)
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261,425	189,044	$189,043,734	—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825
Balance as of Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$6,615	$189,298,544	$(227,160)	$(48,205,174)	$140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	5,209,592	—	—	5,209,993
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	(1,694,147)	(1,694,147)
Balance as of June 26, 2021	—	$—	—	$—	138,384,250	$13,838	$234,557,285	$46,526	$(39,354,473)	$195,263,176

The table below present the effects of the restatement on the consolidated statements of cash flows for the six months ended June 26, 2021:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 26, 2021
	As Previously Reported	Adjustments	As Restated
Cash Flows Provided By Operating Activities
Net income (loss)	$15,842,028	$(2,817,354)	$13,024,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,979,336	—	2,979,336
Intangible amortization	13,622,957	—	13,622,957
Deferred finance fee amortization	1,486,634	—	1,486,634
Share based compensation	2,111,099	3,150,770	5,261,869
Loss on extinguishment of debt	2,414,854	—	2,414,854
Change in fair value of contingent consideration	686,700	—	686,700
Loss on sale of assets	43,091	—	43,091
Change in fair value of derivative warrant liabilities	1,928,500	—	1,928,500
Undistributed (earnings) losses of affiliate	(105,107)	—	(105,107)
Deferred income taxes	(767,658)	—	(767,658)
Changes in operating assets and liabilities			—
Accounts receivable	(4,421,710)	—	(4,421,710)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(5,215,618)	—	(5,215,618)
Prepaid expenses and other current assets	(2,945,823)	—	(2,945,823)
Inventory	(11,007,730)	—	(11,007,730)
Accounts payable	15,393,047	—	15,393,047
Other accrued expenses	14,116,513	(333,416)	13,783,097
Other assets and long-term liabilities	(1,338,231)	—	(1,338,231)
Net Cash Provided By Operating Activities	44,822,882	—	44,822,882
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	79,409	—	79,409
Purchases of property and equipment	(3,992,533)	—	(3,992,533)
Cash paid for acquisition, net of cash acquired	(1,564,957)	—	(1,564,957)
Net Cash Used In Investing Activities	(5,478,081)	—	(5,478,081)
Cash Flows Used In Financing Activities
Distributions to Janus Midco LLC unitholders	(4,173,973)	—	(4,173,973)
Principal payments on long-term debt	(63,238,000)	—	(63,238,000)
Proceeds from merger	334,873,727	—	334,873,727
Proceeds from PIPE	250,000,000	—	250,000,000
Payments for transaction costs, net	(44,489,256)	—	(44,489,256)
Payments to Janus Midco, LLC unitholders at the business combination	(541,710,278)	—	(541,710,278)
Payments for deferred financing fees	(765,090)	—	(765,090)
Cash Used In Financing Activities	$(69,502,870)	$—	$(69,502,870)
Effect of exchange rate changes on cash and cash equivalents	191,035	—	191,035
Net (Decrease) Increase in Cash and Cash Equivalents	$(29,967,034)	$—	$(29,967,034)
Cash and Cash Equivalents, Beginning of Fiscal Year	$45,254,655	$—	$45,254,655
Cash and Cash Equivalents as of June 26, 2021	$15,287,621	$—	$15,287,621
Supplemental Cash Flows Information
Interest paid	$16,847,651	$—	$16,847,651
Income taxes paid	$773,608	$—	$773,608
Fair value of earnout	$686,700	$—	$686,700
Fair value of warrants	$1,928,500	$—	$1,928,500

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $361,000 gain and $997,000 loss for the period ended June 26, 2021 and December 26, 2020, respectively. Amortization expense was approximately $6,791,000 and $6,686,000 and $13,623,000 and $13,396,000 for the three and six months ended June 26, 2021 and June 27, 2020, respectively.
The changes in the carrying amounts of goodwill for the period ended June 26, 2021 were as follows:

Balance as of December 26, 2020	$259,422,822
Goodwill acquired during the period	929,276
Changes due to foreign currency fluctuations	(76,905)
Balance as of June 26, 2021	$260,275,193

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
6. Accrued Expenses
Accrued expenses are summarized as follows:

	June 26,	December 26,
	2021	2020
	(Restated)
Sales tax payable	$1,660,907	$1,324,696
Interest payable	2,100,101	4,832,590
Contingent consideration payable--short term	4,000,000	4,000,000
Other accrued liabilities	1,991,116	5,294,414
Employee compensation	6,409,603	6,090,304
Customer deposits and allowances	22,145,120	10,780,783
Other	9,717,716	4,841,840
Total	$48,024,563	$37,164,627
Other accrued liabilities consist primarily of deferred transaction costs of $— and $3,337,000 as of June 26, 2021 and December 26, 2020, respectively. Other consists primarily of property tax, freight accrual, Federal and State income taxes, legal, accounting and other professional fees.
7. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core, entered into a revolving line of credit facility with a financial institution. The line of credit facility is for $50,000,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of June 26, 2021 and December 26, 2020, the interest rate in effect for the facility was 3.5%. The line of credit is collateralized by accounts receivable and inventories. The Company incurred deferred loan costs in the amount of $1,058,000 which are being amortized over the term of the facility that expires on February 12, 2023, using the effective interest method. The amortization of the deferred loan costs is included in interest expense on the consolidated statements of operations and comprehensive income. The unamortized portion of the fees as of June 26, 2021 and December 26, 2020 was approximately $342,000 and $448,000, respectively. There was no outstanding balance on the line of credit as of June 26, 2021 and December 26, 2020.
8. Long-Term Debt
Long-term debt consists of the following:

	June 26,	December 26,
	2021	2020
Note payable--First Lien	$—	$562,363,000
Note payable--First Lien B2	—	73,875,000
Note payable--Amendment No. 3 First Lien	573,000,000	—
	573,000,000	636,238,000
Less unamortized deferred finance fees	9,079,684	12,110,329
Less current maturities	6,346,071	6,523,417
Total long-term debt	$557,574,245	$617,604,254
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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
Notes Payable - Amendment No. 3 First Lien - On February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans, in which the principal terms of the amendment was a reduction in the overall interest rate based upon the loan type chosen and a consolidation of the prior two outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.3 First Lien is comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634,607,000 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of June 26, 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of June 26, 2021). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $9,080,000 at June 26, 2021.
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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $44.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $4,468,000 in transaction bonuses paid to key employees and $5,210,000 in non-cash share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in general and administrative expense on our consolidated statement of operations and comprehensive income for six months ended June 26, 2021. See Note 10 Equity Incentive Plan for additional information.

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

Midco--Common B Unit Incentive Plan

Prior to the Business Combination, commencing in March 15, 2018, the Board of Directors of Midco approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership units to employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Midco. As a result of the Business Combination, the Board of Directors approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. On the date of the Closing, the accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Group common stock) resulted in $5.2 million of non-cash share-based compensation expense recorded to general and administrative expense in consolidated statement of operations and comprehensive income for the three and six months ended June 26, 2021.

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

Warrants

The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination. The private placement warrants are liability classified. Immediately after giving effect to the Business Combination, there are 17,249,995 issued and outstanding public warrants. The public warrants are equity classified.

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
During the three and six months ended June 26, 2021, the Company recognized revenue of approximately $2,816,000 and $16,932,000, respectively, related to contract liabilities at December 26, 2020. This reduction was offset by new billings of approximately $17,019,000 for product and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of June 26, 2021.

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
(Restated)

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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
During the three months ended June 26, 2021 and June 27, 2020, the Company recorded a total income tax provision of approximately $2,560,000 and $400,000 on pre-tax income of approximately $866,000 and $11,417,000 resulting in an effective tax rate of 295.6% and 3.5%, respectively. During the six months ended June 26, 2021 and June 27, 2020, the Company recorded a total income tax provision of approximately $2,405,000 and $770,000 on pre-tax income of approximately $15,430,000 and $21,740,000 resulting in an effective tax rate of 15.6% and 3.5%, respectively The effective tax rates for these periods were primarily impacted by the change in tax status of the Group, statutory rate differentials, changes in estimated tax rates, and permanent differences.
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
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and six months ended June 26, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(Restated)		(Restated)
Numerator:
Net income attributable to common stockholders	$(1,694,147)	$11,017,468	$13,024,674	$20,969,499
Denominator:
Weighted average number of shares:
Basic	81,009,261	65,819,588	73,577,447	66,876,683
Adjustment for Warrants - Treasury stock method	615,235	—	302,404	—
Diluted	81,624,496	65,819,588	73,879,851	66,876,683
Basic net income (loss) per share attributable to common stockholders	$(0.02)	$0.17	$0.18	$0.31
Diluted net income (loss) per share attributable to common stockholders	$(0.02)	$0.17	$0.18	$0.31
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

Summarized financial information for the Company’s segments is shown in the following tables:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
	(Restated)		(Restated)
Revenue
Janus North America	$164,245,248	$118,918,588	$310,779,664	$247,349,751
Janus International	18,345,107	7,255,029	30,904,958	19,544,293
Intersegment	(8,407,966)	(3,943,994)	(14,677,965)	(6,850,626)
Consolidated Revenue	$174,182,389	$122,229,623	$327,006,657	$260,043,418
Income From Operations
Janus North America	$16,581,240	$20,206,505	$40,496,548	$39,646,405
Janus International	(5,389,141)	(88,387)	(5,082,470)	617,920
Eliminations	(2,149)	12,862	24,735	54,731
Total Segment Operating Income	$11,189,950	$20,130,980	$35,438,813	$40,319,056
Depreciation Expense
Janus North America	$1,400,320	$1,332,135	$2,766,910	$2,631,321
Janus International	106,017	70,644	212,426	201,380
Consolidated Depreciation Expense	$1,506,337	$1,402,779	$2,979,336	$2,832,701
Amortization of Intangible Assets
Janus North America	$6,402,457	$4,948,830	$12,816,108	$12,829,147
Janus International	388,355	271,269	806,849	566,620
Consolidated Amortization Expense	$6,790,812	$5,220,099	$13,622,957	$13,395,767

	June 26,	December 26
	2021	2020
Identifiable Assets
Janus North America	$874,872,427	$820,259,539
Janus International	55,805,561	53,219,206
Consolidated Assets	$930,677,988	$873,478,745
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JANUS’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto contained in this Quarterly report on Form 10-Q/A.
Certain information contained in this discussion and analysis or set forth elsewhere in this Quarterly report on Form 10-Q/A, including information with respect to plans and strategy for Janus’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Janus’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly report on Form 10-Q/A. We assume no obligation to update any of these forward- looking statements.
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
Percentage amounts included in this Quarterly report on Form 10-Q/A have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Form 10-Q/A may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly report on Form 10-Q/A. Certain other amounts that appear in this Quarterly report on Form 10-QA/ may not sum due to rounding.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying restated and unaudited consolidated financial statements, as described in Note 2 and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:
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
New construction consists of engineering and project management work pertaining to the design, building, and logistics of a greenfield new self- storage facility tailored to customer specifications while being compliant with ADA regulations. Any Nokē Smart Entry System revenue associated with a new construction project also rolls up into this sales channel.
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
On February 5, 2021, Janus completed a repricing of its First Lien and First Lien B2 Term Loans in order to take advantage of currently available lower interest rates. The repricing allowed the Company to combine the two First Lien Term Loans into one Term Loan. (See “Liquidity and Capital Resources” section).

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

Total revenue increased by $52.0 million and $67.0 million or 42.5% and 25.8% from the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020 primarily due to increased volumes and improved market conditions in 2021 as the COVID-19 pandemic significantly impacted revenue in the second quarter of 2020. (See Results of Operations section).
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
We have presented results of operations, including the related discussion and analysis for the following periods:
•the three and six months period ended June 26, 2021 compared to the three and six months period ended June 27, 2020.
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
Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our unaudited consolidated financial statements included elsewhere in this Quarterly filing and 10-Q/A. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.

Results of Operations
For the three and six months period ended June 26, 2021 compared to the period ended June 27, 2020

	Three Months		Variance
	Period ended June 26, 2021	Period ended June 27, 2020	$	~~%~~

REVENUE
Sales of products	$140,556,306	$95,425,815	$45,130,491	47.3%
Sales of services	33,626,083	26,803,808	6,822,275	25.5%
Total revenue	174,182,389	122,229,623	51,952,766	42.5%
Cost of Sales	114,987,977	77,449,920	37,538,057	48.5%
GROSS PROFIT	59,194,412	44,779,703	14,414,709	32.2%
OPERATING EXPENSE
Selling and marketing	10,382,169	7,717,283	2,664,886	34.5%
General and administrative	36,935,593	16,931,440	20,004,153	118.1%
Contingent consideration and earnout fair value adjustments	686,700	—	686,700	100.0%
Operating Expenses	48,004,462	24,648,723	23,355,739	94.8%
INCOME FROM OPERATIONS	11,189,950	20,130,980	(8,941,030)	(44.4)%
Interest expense	(7,475,727)	(8,737,328)	1,261,601	(14.4)%
Other income (expense)	(920,003)	23,883	(943,886)	(3952.1)%
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)	(100.0)%
Other Expense, Net	(10,324,230)	(8,713,445)	(1,610,785)	18.5%
INCOME BEFORE TAXES	865,720	11,417,535	(10,551,815)	(92.4)%
Provision for Income Taxes	2,559,867	400,067	2,159,800	539.9%
NET INCOME (LOSS)	$(1,694,147)	$11,017,468	$(12,711,615)	(115.4)%

	Six Months		Variance
	Period ended June 26, 2021	Period ended June 27, 2020	$	~~%~~

REVENUE
Sales of products	$262,252,532	$203,536,725	$58,715,807	28.8%
Sales of services	64,754,124	56,506,693	8,247,431	14.6%
Total revenue	327,006,657	260,043,418	66,963,239	25.8%
Cost of Sales	214,518,947	167,180,130	47,338,817	28.3%
GROSS PROFIT	112,487,710	92,863,288	19,624,422	21.1%
OPERATING EXPENSE
Selling and marketing	19,840,296	17,977,566	1,862,730	10.4%
General and administrative	56,521,901	34,566,666	21,955,235	63.5%
Contingent consideration and earnout fair value adjustments	686,700	—	686,700	100.0%
Operating Expenses	77,048,897	52,544,232	24,504,665	46.6%
INCOME FROM OPERATIONS	35,438,813	40,319,056	(4,880,243)	(12.1)%
Interest expense	(15,601,797)	(18,678,476)	3,076,679	(16.5)%
Other income (expense)	(2,478,869)	99,211	(2,578,080)	(2598.6)%
Change in fair value of derivative warrant liabilities	(1,928,500)	—	(1,928,500)	(100.0)%
Other Expense, Net	(20,009,166)	(18,579,265)	(1,429,901)	7.7%
INCOME BEFORE TAXES	15,429,647	21,739,791	(6,310,144)	(29.0)%
Provision for Income Taxes	2,404,973	770,292	1,634,681	212.2%
NET INCOME	$13,024,674	$20,969,499	$(7,944,825)	(37.9)%

Revenue

	Three Months				Revenue Variance Breakdown
				Variance %	Organic Growth	Organic Growth %
	Period ended June 26, 2021	Period ended June 27, 2020	Variances
Sales of products	$140,556,306	$95,425,815	$45,130,491	47.3%	$45,130,491	47.3%
Sales of services	33,626,083	26,803,808	6,822,274	25.5%	6,822,274	25.5%
Total	$174,182,389	$122,229,623	$51,952,765	42.5%	$51,952,765	42.5%

	Six Months				Revenue Variance Breakdown
				Variance %	Organic Growth	Organic Growth %
	Period ended June 26, 2021	Period ended June 27, 2020	Variances
Sales of products	$262,252,532	$203,536,725	$58,715,807	28.8%	$58,715,807	28.8%
Sales of services	64,754,124	56,506,693	8,247,431	14.6%	8,247,431	14.6%
Total	$327,006,657	$260,043,418	$66,963,239	25.8%	$66,963,239	25.8%
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
Operating Expenses - General and administrative
(Restated)
General and administrative expenses increased $20.0 million and $22.0 million or 118.1% and 63.5% from the three and six months period ended June 27, 2020 compared to the three and six months period ended June 26, 2021 primarily due to an increase in health insurance and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in Non-GAAP Financial Measures section.

Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments increased $0.7 million or 100.0% from the three and six months period ended June 27, 2020 compared to the three and six months period ended June 26, 2021 related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
Interest Expense
Interest expense decreased $1.3 million and $3.1 million or 14.4% and 16.5% from the three and six months period ended June 27, 2020 compared to the three and six months period June 26, 2021 due to a lower interest rate environment coupled with a lower level of outstanding debt due to quarterly amortization coupled with a $2.0 million debt prepayment in July 2020. In addition, the Company entered into a Debt Modification agreement in February 2021 which consolidated the prior two outstanding tranches into a single tranche and resulted in a reduction in the overall interest rate. In conjunction with the business combination on June 7, 2021, the Company made a $61.6 million prepayment on debt which is further discussed in the Liquidity and Capital Resources section.
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
Income Taxes
(Restated)
Income tax expense increased by $2.2 million and $1.6 million or 539.9% and 212.2% from $0.4 million and $0.8 million for the three and six months period ended June 27, 2020 to $2.6 million and $2.4 million expense for the three and six months period ended June 26, 2021 due to a tax structure change from a limited liability company to a Corporation as a result of the Business Combination that occurred on June 7, 2021.

Net Income
(Restated)
The $12.7 million and $7.9 million or 115.4% and 37.9% decrease as compared to the three and six months period ended June 27, 2020 is largely due to an increase in raw material, labor and logistics costs coupled with increased general and administrative expenses.
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

Results of Operations - Janus North America
For the three and six months period ended June 26, 2021 compared to the period ended June 27, 2020

	Three Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
	(Restated)		(Restated)
REVENUE
Sales of products	$139,188,950	$95,751,111	$43,437,839	45.4%
Sales of services	25,056,299	23,167,477	1,888,822	8.2%
Total revenue	164,245,249	118,918,588	45,326,661	38.1%
Cost of Sales	110,340,809	76,155,331	34,185,478	44.9%
GROSS PROFIT	53,904,440	42,763,257	11,141,183	26.1%
OPERATING EXPENSE
Selling and marketing	9,472,257	6,986,592	2,485,665	35.6%
General and administrative	27,164,243	15,570,160	11,594,083	74.5%
Contingent consideration and earnout fair value adjustments	686,700	—	686,700	100.0%
Operating Expenses	37,323,200	22,556,752	14,766,448	65.5%
INCOME FROM OPERATIONS	$16,581,240	$20,206,505	$(3,625,265)	(17.9)%

	Six Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
	(Restated)		(Restated)
REVENUE
Sales of products	$260,082,109	$200,276,583	$59,805,526	29.9%
Sales of services	50,697,555	47,073,167	3,624,388	7.7%
Total revenue	310,779,664	247,349,750	63,429,914	25.6%
Cost of Sales	207,113,235	160,190,520	46,922,715	29.3%
GROSS PROFIT	103,666,429	87,159,230	16,507,199	18.9%
OPERATING EXPENSE
Selling and marketing	18,167,228	15,823,475	2,343,753	14.8%
General and administrative	44,315,953	31,689,350	12,626,603	39.8%
Contingent consideration and earnout fair value adjustments	686,700	—	686,700	100.0%
Operating Expenses	63,169,881	47,512,825	15,657,056	33.0%
INCOME FROM OPERATIONS	$40,496,548	$39,646,405	$850,143	2.1%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth %
Sales of products	$139,188,950	$95,751,111	$43,437,839	45.4%	$43,437,839	45.4%
Sales of services	25,056,299	23,167,477	1,888,822	8.2%	1,888,822	8.2%
Total	$164,245,249	$118,918,588	$45,326,661	38.1%	$45,326,661	38.1%

	Six Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth %
Sales of products	$260,082,109	$200,276,583	$59,805,526	29.9%	$59,805,526	29.9%
Sales of services	50,697,555	47,073,167	3,624,388	7.7%	3,624,388	7.7%
Total	$310,779,664	$247,349,750	$63,429,914	25.6%	$63,429,914	25.6%
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
Operating Expenses - General and administrative
(Restated)
General and administrative expenses increased $11.6 million and $12.6 million or 74.5% and 39.8% from $15.6 million and $31.7 million for the three and six months period ended June 27, 2020 to $27.2 million and $44.3 million for the three and six months period ended June 26, 2021 primarily due to an increase in health insurance and payroll related costs for additional headcount to support the incremental revenue coupled with the transition to a public company. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in Non-GAAP Financial Measures section.

Operating Expenses - contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments increased $0.7 million or 100.0% from the three and six months period ended June 27, 2020 compared to the three and six months period ended June 26, 2021 related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
Income from Operations
(Restated)
Income from operations decreased by $3.6 million or 17.9% from $20.2 million for the three months period ended June 27, 2020 to $16.6 million for the three months period ended June 26, 2021 primarily due to an increase in cost of sales and general and administrative expenses, partially offset by an increase in revenue. Income from operations increased by $0.9 million or 2.1% from $39.6 million for the six months period ended June 27, 2020 to $40.5 million for the six months period ended June 26, 2021 primarily due to an increase in cost of sales and general and administrative expenses, partially offset by an increase in revenue.

INTERNATIONAL
Results of Operations - Janus International- For the three and six months period ended June 26, 2021 compared to the period ended June 27, 2020

	Three Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
	(Restated)		(Restated)
REVENUE
Sales of products	$9,775,323	$3,618,698	$6,156,625	170.1%
Sales of services	8,569,784	3,636,331	4,933,453	135.7%
Total revenue	18,345,107	7,255,029	11,090,078	152.9%
Cost of Sales	13,052,984	5,251,443	7,801,541	148.6%
GROSS PROFIT	5,292,123	2,003,586	3,288,537	164.1%
OPERATING EXPENSE
Selling and marketing	909,913	730,692	179,221	24.5%
General and administrative	9,771,351	1,361,281	8,410,070	617.8%
Operating Expenses	10,681,264	2,091,973	8,589,291	410.6%
LOSS FROM OPERATIONS	$(5,389,141)	$(88,387)	$(5,300,754)	(5997.2)%

	Six Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
	(Restated)		(Restated)
REVENUE
Sales of products	$16,848,388	$10,110,767	$6,737,621	66.6%
Sales of services	14,056,570	9,433,526	4,623,044	49.0%
Total revenue	30,904,958	19,544,293	11,360,665	58.1%
Cost of Sales	22,108,412	13,894,965	8,213,447	59.1%
GROSS PROFIT	8,796,546	5,649,328	3,147,218	55.7%
OPERATING EXPENSE
Selling and marketing	1,673,068	2,154,092	(481,024)	(22.3)%
General and administrative	12,205,948	2,877,316	9,328,632	324.2%
Operating Expenses	13,879,016	5,031,408	8,847,608	175.8%
INCOME (LOSS) FROM OPERATIONS	$(5,082,470)	$617,920	$(5,700,390)	(922.5)%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth
Sales of products	$9,775,323	$3,618,698	$6,156,625	170.1%	$6,156,623	170.1%
Sales of services	8,569,784	3,636,331	4,933,453	135.7%	4,933,452	135.7%
Total	$18,345,107	$7,255,029	$11,090,078	152.9%	$11,090,076	152.9%

	Six Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended June 26, 2021	Period ended June 27, 2020			Organic Growth	Organic Growth
Sales of products	$16,848,388	$10,110,767	$6,737,621	66.6%	$6,737,620	66.6%
Sales of services	14,056,570	9,433,526	4,623,044	49.0%	4,623,044	49.0%
Total	$30,904,958	$19,544,293	$11,360,665	58.1%	$11,360,664	58.1%
The $11.1 million and $11.4 million revenue increase includes a 152.9% and 58.1% increase in organic growth driven by increased sales volumes due to improved market conditions, primarily in the second quarter of 2021. The inorganic growth as a result of the PTI Australasia Pty Ltd. and G&M Stor-More Pty Ltd. are not separately stated above as these amounts were deemed immaterial.
The following table illustrates the sales by channel for the three and six months period ended June 26, 2021 and June 27, 2020.

	Three Months			% of total sales	Variance
	Period ended June 26, 2021	% of total sales	Period ended June 27, 2020		$	%
New Construction - Self Storage	$14,877,564	81.1%	$3,360,150	46.3%	$11,517,414	342.8%
R3 - Self Storage	3,467,543	18.9%	3,894,879	53.7%	(427,336)	(11.0)%
Total	$18,345,107	100.0%	$7,255,029	100.0%	$11,090,078	152.9%

	Six Months			% of total sales	Variance
	Period ended June 26, 2021	% of total sales	Period ended June 27, 2020		$	%
New Construction - Self Storage	$23,778,978	76.9%	$11,771,203	60.2%	$12,007,775	102.0%
R3 - Self Storage	7,125,980	23.1%	7,773,090	39.8%	(647,110)	(8.3)%
Total	$30,904,958	100.0%	$19,544,293	100.0%	$11,360,665	58.1%
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
Cost of Sales and Gross Margin
Gross Margin increased by 1.2% and decreased by 0.4% to 28.8% and 28.5% for the three and six months period ended June 26, 2021, from 27.6% and 28.9% for the period ended June 27, 2020. The increase in the three months period ended June 26, 2021 is due primarily to increased revenue resulting in improved absorption. The slight decline for the six months period ended June 26, 2021 is the result of higher material costs primarily related to an increase in mezzanine product sales which typically have a lower margin profile than typical product offerings as these products are buy-resale, coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

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
Operating Expenses - General and administrative
(Restated)
General and administrative expenses increased $8.4 million and $9.3 million or 617.8% and 324.2% from $1.4 million and $2.9 million for the three and six months period ended June 27, 2020 to $9.8 million and $12.2 million for the period ended June 26, 2021 primarily due to the continued investment in personnel to support the strategic growth objectives of the international business operations coupled with lower costs in 2020 associated with the pandemic.
Income from Operations
(Restated)
Income from operations decreased by $5.3 million and $5.7 million or 5997.2% and 922.5% from $(0.1) and $0.6 million for the three and six months period ended June 27, 2020 to $(5.4) million and $(5.1) million for the three and six months period ended June 26, 2021 primarily due to an increase in revenue which was offset by increased general and administrative expenses.
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

The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
	(Restated)		(Restated)
Net Income	$(1,694,147)	$11,017,468	$(12,711,615)	(115.4)%
Interest Expense	7,475,727	8,737,328	(1,261,601)	(14.4)%
Income Taxes	2,559,867	400,067	2,159,800	539.9%
Depreciation	1,506,337	1,402,779	103,558	7.4%
Amortization	6,790,812	6,686,217	104,595	1.6%
EBITDA	$16,638,596	$28,243,859	$(11,605,263)	(41.1)%
Loss (gain) on extinguishment of debt(2)	993,562	—	993,562	—%
COVID-19 related expenses(3)	12,808	265,738	(252,930)	(95.2)%
Transaction related expenses(4)	10,398,423	—	10,398,423	—%
Facility relocation(5)	50,692	—	50,692	—%
Share-based compensation(6)	5,209,993	—	5,209,993	—%
Change in fair value of contingent consideration(7)	686,700	—	686,700	—%
Change in fair value of derivative warrant liabilities(8)	1,928,500	—	1,928,500	—%
Adjusted EBITDA	$35,919,274	$28,509,597	$7,409,677	26.0%

	Six Months
	Period ended June 26, 2021	Period ended June 27, 2020	Variance
			$	%
	(Restated)		(Restated)
Net Income	$13,024,674	$20,969,499	$(7,944,825)	(37.9)%
Interest Expense	15,601,797	18,678,476	(3,076,679)	(16.5)%
Income Taxes	2,404,973	770,292	1,634,681	212.2%
Depreciation	2,979,336	2,832,701	146,635	5.2%
Amortization	13,622,957	13,395,767	227,190	1.7%
EBITDA	$47,633,737	$56,646,735	$(9,012,998)	(15.9)%
BETCO transition fee(1)	—	15,000	(15,000)	(100.0)%
Loss (gain) on extinguishment of debt(2)	2,414,854	—	2,414,854	—%
COVID-19 related expenses(3)	209,263	265,738	(56,475)	(21.3)%
Transaction related expenses(4)	10,398,423	—	10,398,423	—%
Facility relocation(5)	67,645	—	67,645	—%
Share-based compensation(6)	5,209,993	—	5,209,993	—%
Change in fair value of contingent consideration(7)	686,700	—	686,700	—%
Change in fair value of derivative warrant liabilities(8)	1,928,500		1,928,500	—%
Adjusted EBITDA	$68,549,115	$56,927,473	$11,621,642	20.4%
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
(5)Expenses related to the facility relocation for Steel Storage.
(6)Share-based compensation expense associated with Midco, LLC Class B Common units that fully vested at the date of the Business Combination.
(7)Adjustment related to the change in fair value of contingent consideration related to the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
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

Debt Profile

	Principal Amount		Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
						June 26, 2021	December 26, 2020
Notes Payable - 1st Lien	$470,000,000	/	February 2018/ August 2019	February 1, 2025	4.75%[1]	$—	$562,363,000
Notes Payable - 1st Lien B2	$75,000,000	/	March 1, 2019	February 1, 2025	5.50%[2]	—	73,875,000
Notes Payable - Amendment No. 3 1st Lien	$634,607,146	/	February 1, 2021	February 1, 2025	4.25%[3]	573,000,000	—
Total principal debt						573,000,000	636,238,000
Less unamortized deferred finance fees				February 1, 2025		9,079,684	12,110,329
Less: current portion of long-term debt						6,346,071	6,523,417
Long-term debt, net of current portion						$557,574,245	$617,604,254
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
Six month period ended June 26, 2021 compared to Period ended June 27, 2020:

	June 26, 2021	June 27, 2020	Variance
			$	%
Net cash provided by (used in) operating activities	$44,822,882	$50,534,000	$(5,711,118)	(11.3)%
Net cash provided by (used in) investing activities	(5,478,081)	(8,388,248)	2,910,167	(34.7)%
Net cash provided by (used in) financing activities	(69,502,870)	(4,545,675)	(64,957,195)	1429.0%
Effect of foreign currency rate changes on cash	191,035	(1,091,444)	1,282,479	(117.5)%
Net (decrease) increase in cash and cash equivalents	$(29,967,034)	$36,508,633	$(66,475,667)	(182.1)%
Net cash provided by operating activities
(Restated)
Net cash provided by operating activities decreased by $5.7 million to $44.8 million for the period ended June 26, 2021 compared to $50.5 million for the period ended June 27, 2020. This was primarily due to an increase of $1.7 million to net income adjusted for non-cash items and an investment in net working capital of $4.6 million to continue to support revenue growth, which was driven by a $0.4 million deterioration in prepaid and other current assets, $10.4 million deterioration in inventory to ensure supply to our plants in the current raw material constrained environment, and a $20.5 million deterioration in accounts receivable and deferred revenue offset by a $15.0 million improvement in accounts payable and a $11.7 million improvement in other accrued expenses. Additionally, there was a $2.8 million deterioration in other assets and long-term liabilities.
Net cash used in investing activities
(Restated)
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
(Restated)
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
(2)Other Long-Term Liabilities primarily consists of FICA deferral under the CARES Act due in 1-3 years, additional deferred leasing obligations.
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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q/A, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the existence of the material weaknesses discussed further below.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q/A, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

In addition, as further described in Note 2 to these unaudited consolidated financial statements, during the preparation of the 2021 Annual Report on Form 10-K, the Company determined that certain transaction bonuses relating to the Business Combination should have been recorded as a component of general and administrative expense instead of a component of stockholder’s equity for the three and six months period ended June 26, 2021. In addition, the Company determined that certain other transaction bonuses related to the Business Combination should have been recorded in the Janus International segment instead of the Janus North American segment. The errors related to the transaction bonuses impacted the presentation of our segment reporting for the same periods. In light of this determination, the Company restated its unaudited consolidated financial statements for the three and six months period ended June 26, 2021, as contained in this Form 10-Q/A. As result of the restatement, we identified an additional material weakness in our internal controls over financial reporting. The material weakness relates to the inadequate design and operation of management review controls over complex non-routine transactions.
Remediation of the identified material weaknesses and strengthening our internal control environment is a priority for us in 2022. In response to the material weaknesses, the Company has hired a Director of Internal Audit and has engaged third party consultants to assess the design and implementation of controls over financial reporting. The Company has undertaken an initial assessment of the design and implementation of controls over financial reporting. The initial assessment, which is still underway, has identified additional control gaps within business process level and information technology controls. Specific corrective actions are also underway to address the deficiencies related to the material weaknesses. The material weaknesses cannot be considered remediated until the applicable controls have been identified and implemented and have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q/A, we were not party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q/A, including our unaudited consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q/A before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

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
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third- party Web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our users.

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

We are susceptible to the indirect effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Specifically, if adverse macroeconomic and business conditions significantly affect self- storage and commercial market rental rates and occupancy levels, our customers could reduce spending surrounding our products and services, which could have a negative effect on our business and therefore our results of operations. Thus, our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

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

Date:	April 20, 2022	By:	/s/ Scott Sannes
		Name:	Scott Sannes
		Title:	Chief Financial Officer