Form 10-Q/A
period 2021-09-25
Janus International Group, Inc.
filed 2022-04-20
CIK 1839839

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

EXPLANATORY NOTE

Janus International Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 25, 2021 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited Consolidated Financial Statements for the three and nine months period ended September 25, 2021. The restatement reflects the reclassification and presentation of certain transaction bonuses related to the Business Combination from a component of stockholders’ equity to a component of general and administrative expense for the nine months period ended September 25, 2021 upon the closing of the Business Combination in June 2021 and the reclassification of the private placement warrants from liability-classified instruments to equity-classified instruments including the remeasurement of the private placement warrants to fair value at the date of reclassification for the three and nine months period ended September 25, 2021. In addition, the Company determined that certain other transaction bonuses related to the Business Combination should have been recorded in the Janus International segment instead of the Janus North American segment. The errors related to the transaction bonuses impacted the presentation of our segment reporting for the nine months period ended September 25, 2021. See Note 2 to the restated and unaudited Consolidated Financial Statements included in this Form 10-Q/A for further detailed information regarding this restatement.

The Company is filing this Form 10-Q/A to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

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
	(Unaudited)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$9,221,607	$45,254,655
Accounts receivable, less allowance for doubtful accounts; $4,366,000 and $4,485,000, at September 25, 2021 and December 26, 2020, respectively	101,680,287	75,135,295
Costs and estimated earnings in excess of billing on uncompleted contracts	23,602,670	11,398,934
Inventory, net	52,830,737	25,281,521
Prepaid expenses	8,851,831	5,949,711
Other current assets	3,505,602	5,192,386
Total current assets	$199,692,734	$168,212,502
Property and equipment, net	49,786,563	30,970,507
Customer relationships, net	319,339,643	309,472,398
Tradename and trademarks	107,958,402	85,597,528
Other intangibles, net	18,380,776	17,387,745
Goodwill	369,607,198	259,422,822
Deferred tax asset, net	63,616,900	—
Other assets	1,992,783	2,415,243
Total assets	$1,130,374,999	$873,478,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,817,373	$29,889,057
Billing in excess of costs and estimated earnings on uncompleted contracts	25,759,923	21,525,319
Current maturities of long-term debt	8,111,212	6,523,417
Other accrued expenses	61,731,013	37,164,627
Total current liabilities	$152,419,521	$95,102,420
Line of credit	19,350,803	—
Long-term debt, net	706,927,275	617,604,254
Deferred tax liability, net	—	15,268,131
Derivative warrant liability	27,693,750	—
Other long-term liabilities	4,234,276	4,631,115
Total liabilities	$910,625,625	$732,605,920
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 138,384,360 and 66,145,633 shares issued and outstanding at September 25, 2021 and December 26, 2020, respectively	13,838	6,615
Additional paid in capital	244,671,425	189,298,544
Accumulated other comprehensive loss	(1,123,039)	(227,160)
Accumulated deficit	(23,812,850)	(48,205,174)
Total stockholders’ equity	$219,749,374	$140,872,825
Total liabilities and stockholders’ equity	$1,130,374,999	$873,478,745
See accompanying Notes to the Unaudited Consolidated Financial Statements
4

Janus International Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)
REVENUE
Sales of product	$155,669,772	$113,511,689	$417,922,304	$317,048,413
Sales of services	32,120,153	26,827,369	96,874,278	83,334,062
Total revenue	187,789,925	140,339,058	514,796,582	400,382,475
Cost of Sales	125,551,395	87,574,908	340,070,342	254,755,038
GROSS PROFIT	62,238,530	52,764,150	174,726,240	145,627,437
OPERATING EXPENSE
Selling and marketing	12,065,859	7,823,145	31,906,155	25,800,711
General and administrative	24,947,491	18,309,277	81,469,391	52,875,943
Contingent consideration and earnout fair value adjustments	—	(2,875,248)	686,700	(2,875,248)
Operating Expenses	37,013,350	23,257,174	114,062,246	75,801,406
INCOME FROM OPERATIONS	25,225,180	29,506,976	60,663,994	69,826,031
Interest expense	(7,663,536)	(8,768,791)	(23,265,333)	(27,447,267)
Other income (expense)	90,873	319,091	(2,387,997)	418,302
Change in fair value of derivative warrant liabilities	1,270,875	—	(657,625)	—
Other Expense, Net	(6,301,788)	(8,449,700)	(26,310,955)	(27,028,965)
INCOME BEFORE TAXES	18,923,392	21,057,276	34,353,039	42,797,066
Provision for Income Taxes	3,381,769	284,282	5,786,742	1,054,574
NET INCOME	$15,541,623	$20,772,994	$28,566,297	$41,742,492
Other Comprehensive Income (Loss)	(1,169,565)	3,339,777	(895,879)	(418,283)
COMPREHENSIVE INCOME	$14,372,058	$24,112,771	$27,670,418	$41,324,209
Net income attributable to common stockholders	$15,541,623	$20,772,994	$28,566,297	$41,742,492
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	138,384,284	65,875,152	95,179,726	65,773,907
Diluted	142,840,792	65,875,152	97,828,380	65,773,907
Net income per share, basic and diluted (Note 15)
Basic	$0.11	$0.32	$0.30	$0.63
Diluted	$0.10	$0.32	$0.30	$0.63
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Janus International Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 28, 2019	2,599	$91,278	$189,044	$189,043,734	—	$—	$—	$(2,152,685)	$(56,088,082)	$130,894,245
Retroactive application of the recapitalization	(2,599)	$(91,278)	$(189,044)	(189,043,734)	$65,676,757	$6,568	$189,128,444	$—	$—	$—
Balance as of December 28, 2019, as adjusted	—	$—	—	$—	65,676,757	$6,568	$189,128,444	$(2,152,685)	$(56,088,082)	$130,894,245
Vesting of Midco LLC class B units	—	—	—	—	93,054	9	27,683	—	—	27,692
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(54,484)	(54,484)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,531,485)	—	(3,531,485)
Net income	—	—	—	—	—	—	—		9,952,030	9,952,030
Balance as of March 28, 2020, as adjusted	—	$—	—	$—	65,769,811	$6,577	$189,156,127	$(5,684,170)	$(46,190,536)	$137,287,998
Vesting of Midco LLC class B units	—	—	—	—	105,341	11	29,956	—	—	29,967
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(285,498)	(285,498)
Cumulative translation adjustment	—	—	—	—	—	—	—	(226,575)	—	(226,575)
Net income	—	—	—	—	—	—	—	—	11,017,468	11,017,468
Balance as of June 27, 2020, as adjusted	—	$—	—	$—	65,875,152	$6,588	$189,186,083	$(5,910,745)	$(35,458,566)	$147,823,360
Vesting of Midco LLC class B units	—	—	—	—	177,426	18	60,593	—	—	60,611
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(35,797,005)	(35,797,005)
Cumulative translation adjustment	—	—	—	—	—	—	—	3,339,777	—	3,339,777
Net income	—	—	—	—	—	—	—	—	20,772,994	20,772,994
Balance as of September 26, 2020, as adjusted	—	$—	—	$—	66,052,578	$6,606	$189,246,676	$(2,570,968)	$(50,482,577)	$136,199,737

Janus International Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261,425	189,044	$189,043,734	—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825
Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$6,615	$189,298,544	$(227,160)	$(48,205,174)	$140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital (Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total (Restated)
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	5,209,592	—	—	5,209,993
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	(1,694,147)	(1,694,147)
Balance as of June 26, 2021	—	$—	—	$—	138,384,250	$13,838	$234,557,285	$46,526	$(39,354,473)	$195,263,176
Warrant Redemption	—	—	—	—	110	—	1,265	—	—	1,265
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,169,565)	—	(1,169,565)
Warrant movements from private to public	—	—	—	—	—	—	10,112,875	—	—	10,112,875
Net income	—	—	—	—	—	—	—	—	15,541,623	15,541,623
Balance as of September 25, 2021	—	$—	—	$—	138,384,360	$13,838	$244,671,425	$(1,123,039)	$(23,812,850)	$219,749,374
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 25, 2021	September 26, 2020
	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows Provided By Operating Activities
Net income	$28,566,297	$41,742,492
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,677,954	4,270,649
Intangible amortization	21,851,717	20,287,353
Deferred finance fee amortization	2,286,480	2,419,061
Share based compensation	5,261,869	118,270
Loss on extinguishment of debt	2,414,854	(257,545)
Change in fair value of contingent consideration and earnout	686,700	(2,875,248)
Loss on sale of assets	43,091	22,595
Change in fair value of derivative warrant liabilities	657,625	—
Undistributed (earnings) losses of affiliate	75,565	(12,685)
Deferred income taxes	(767,658)	237,359
Changes in operating assets and liabilities
Accounts receivable	(16,942,650)	571,872
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(12,101,214)	1,392,227
Prepaid expenses and other current assets	(4,488,285)	(2,846,461)
Inventory	(18,474,167)	1,033,221
Accounts payable	18,409,091	1,011,609
Other accrued expenses	28,648,513	7,728,116
Other assets and long-term liabilities	(1,122,519)	2,068,168
Net Cash Provided By Operating Activities	59,683,264	76,911,053
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	79,409	7,348
Purchases of property and equipment	(15,930,575)	(4,936,347)
Cash paid for acquisitions, net of cash acquired	(179,713,814)	(4,472,105)
Net Cash Used In Investing Activities	(195,564,980)	(9,401,104)
Cash Flows Provided by (Used In) Financing Activities
Net borrowings on line of credit	19,350,803	—
Distributions to Janus Midco LLC unitholders	(4,173,973)	(36,136,986)
Principal payments on long-term debt	(64,824,518)	(6,623,601)
Proceeds from issuance of long term debt	155,000,000	—
Proceeds from merger	334,873,727	—
Proceeds from PIPE	250,000,000	—
Payments for transaction costs	(44,489,256)	—
Payments to Janus Midco, LLC unitholders at the business combination	(541,710,278)	—
Proceeds from warrant redemption	1,265	—
Payment of contingent consideration	—	(3,923,271)
Payments for deferred financing fees	(4,320,821)	—
Cash Provided By (Used In) Financing Activities	$99,706,949	$(46,683,858)
Effect of exchange rate changes on cash and cash equivalents	141,720	(1,003,090)
Net (Decrease) Increase in Cash and Cash Equivalents	$(36,033,047)	$19,823,001
Cash and Cash Equivalents, Beginning of Fiscal Year	$45,254,655	$19,905,598
Cash and Cash Equivalents as of September 25, 2021 and September 26, 2020	$9,221,607	$39,728,599
Supplemental Cash Flows Information
Interest paid	$19,226,554	$20,231,744
Income taxes paid	$1,509,592	$848,831
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
On January 2, 2020, JIE purchased 100% of the outstanding shares of Steel Storage.
On January 18, 2021, the Group, through its wholly owned subsidiary Steel Storage acquired 100% of the net assets of G & M Stor-More Pty Ltd (“G&M”) as more fully described in Note 9 — “Business Combinations.”
On August 18, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity interests of DBCI, LLC f/k/a Dingo NewCo, LLC (“DBCI”), a company incorporated in Delaware as more fully described in Note 9 — “Business Combinations.”
On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity of Access Control Technologies, LLC (“ACT”), a company incorporated in North Carolina. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix Iron Worx, LLC (“Phoenix”), a company incorporated in North Carolina as more fully described in Note 9 — “Business Combinations.”
The Group’s business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIE, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, LLC (“Janus Door”) and Steel Door Depot.com, LLC.
As of June 7, 2021, Janus Parent, Inc. (“Company”) consummated the business combination (the “Business Combination”) contemplated by the Business Combination Agreement, dated as of December 21, 2020 (as amended from time to time, the “Business Combination Agreement”), by and among Janus International Group, Inc. (f/k/a Janus Parent, Inc.), Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”), a blank check company, JIH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“JIH Merger Sub”), Jade Blocker Merger Sub 1, Inc., Jade Blocker Merger Sub 2, Inc., Jade Blocker Merger Sub 3, Inc., Jade Blocker Merger Sub 4, Inc., Jade Blocker Merger Sub 5, Inc. (collectively referred to as the “Blocker Merger Subs”), Clearlake Capital Partners IV (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners IV (Offshore) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (USTE) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (Offshore) (AIV-Jupiter) Blocker, Inc. (collectively referred to as the “Blockers”), Janus Midco, LLC (“Midco”), Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative. Pursuant to the Business Combination Agreement, (i) JIH Merger Sub merged with and into Juniper with Juniper being the surviving corporation in the merger and a wholly-owned subsidiary of the Company, (ii) each of the Blocker Merger Subs merged with and into the corresponding Blockers with such Blocker being the surviving corporation in each such merger and a wholly-owned subsidiary of the Company, (iii) each other equityholder of Midco contributed or sold, as applicable, all of its equity interests in Midco to the Company or Juniper, as applicable, in exchange for cash, preferred units and/or shares of the Common Stock, as applicable, and (iv) the Company contributed all of the equity interests in Midco acquired pursuant to the foregoing transactions to Juniper, such that, as a result of the consummation of the Business Combination, Midco became an indirect wholly-owned subsidiary of Juniper. Refer to Note 9 — “Business Combinations” for further discussion on the Business Combination.
Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The Group’s common stock and warrants issued to the public shareholders are currently traded on the New York Stock Exchange under the symbols “JBI” and “JBI WS”, respectively.

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying consolidated balance sheet as of September 25, 2021, consolidated statements of operations and comprehensive income and consolidated statements of stockholders’ equity for the three and nine months ended September 25, 2021 and September 26, 2020, respectively and consolidated statements of cash flows for the nine months ended September 25, 2021 and September 26, 2020, are unaudited.
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

Reclassification

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
In the third quarter of 2021, the Group reclassified the change in fair value of earnout recorded in June 2021 from general and administrative expense to contingent consideration and earnout fair value adjustments within operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

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
Other Current Assets
Other current assets as of September 25, 2021 consists primarily of other receivables and net VAT taxes of approximately $3,506,000. As of December 26, 2020, other current assets consists primarily of other receivables, net VAT taxes and deferred transaction costs associated with the Business Combination with Juniper of $3,444,000.
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

Warrant Liability
The Company classifies Private Placement Warrants (defined and discussed in Note 11 - “Stockholders’ Equity”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense), net within the consolidated statements of operations and comprehensive income. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital. On October 13, 2021, the Group announced that the Company will redeem all of its outstanding warrants which is further discussed in Note 18 - “Subsequent Events.”

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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

Restatement of Previously Reported Financial Statements
During the preparation of the 2021 Annual Report on Form 10-K, the Company determined that certain transaction bonuses related to the Business Combination should have been recorded as a component of general and administrative expense instead of a component of stockholders’ equity for the nine months ended September 25, 2021 and the private placement warrants should have been reclassified from liability-classified instruments to equity-classified instruments and remeasured to fair value at the date of the reclassification for the three and nine months ended September 25, 2021. In addition, the Company determined that certain other transaction bonuses related to the Business Combination in the amount of $4.0 million should have been recorded in the Janus International segment instead of the Janus North American segment. The errors related to the transaction bonuses impacted the presentation of our segment reporting for the nine months ended September 25, 2021.

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the unaudited consolidated financial statements for the three and nine months period ended September 25, 2021 were materially misstated and should be restated. The amounts and disclosures included in this Form 10-Q/A have been revised to reflect the corrected presentation.

Impact of the Restatement
The table below present the effects of the restatement on the Company's unaudited consolidated balance sheet as of September 25, 2021:

	September 25, 2021
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash	$9,221,607	$—	$9,221,607
Accounts receivable, less allowance for doubtful accounts; $4,366,000 and $4,485,000, at September 25, 2021 and December 26, 2020, respectively	101,680,287	—	101,680,287
Costs and estimated earnings in excess of billing on uncompleted contracts	23,602,670	—	23,602,670
Inventory, net	52,830,737	—	52,830,737
Prepaid expenses	8,851,831	—	8,851,831
Other current assets	3,505,602	—	3,505,602
Total current assets	$199,692,734	$—	$199,692,734
Property and equipment, net	49,786,563	—	49,786,563
Customer relationships, net	319,339,643	—	319,339,643
Tradename and trademarks	107,958,402	—	107,958,402
Other intangibles, net	18,380,776	—	18,380,776
Goodwill	369,607,198	—	369,607,198
Deferred tax asset, net	63,616,900	—	63,616,900
Other assets	1,992,783	—	1,992,783
Total assets	$1,130,374,999	$—	$1,130,374,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,817,373	$—	$56,817,373
Billing in excess of costs and estimated earnings on uncompleted contracts	25,759,923	—	25,759,923
Current maturities of long-term debt	8,111,212	—	8,111,212
Other accrued expenses	62,209,935	(478,922)	61,731,013
Total current liabilities	$152,898,443	$(478,922)	$152,419,521
Line of credit	19,350,803	—	19,350,803
Long-term debt, net	706,927,275	—	706,927,275
Deferred tax liability	—	—	—
Derivative warrant liability	35,525,000	(7,831,250)	27,693,750
Other long-term liabilities	4,234,276	—	4,234,276
Total liabilities	$918,935,797	$(8,310,172)	$910,625,625
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 138,384,360 and 66,145,633 shares issued and outstanding at September 25, 2021 and December 26, 2020, respectively	13,838	—	13,838
Additional paid in capital	231,407,780	13,263,645	244,671,425
Accumulated other comprehensive loss	(1,123,039)	—	(1,123,039)
Accumulated deficit	(18,859,377)	(4,953,473)	(23,812,850)
Total stockholders’ equity	$211,439,202	$8,310,172	$219,749,374
Total liabilities and stockholders’ equity	$1,130,374,999	$—	$1,130,374,999

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
The tables below present the effects of the restatement on the unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 25, 2021:

	Three Months Ended September 25, 2021
	As Previously Reported	Adjustments	As Restated
REVENUE
Sales of product	$155,669,772	$—	$155,669,772
Sales of services	32,120,153	—	32,120,153
Total revenue	187,789,925	—	187,789,925
Cost of Sales	125,551,395	—	125,551,395
GROSS PROFIT	62,238,530	—	62,238,530
OPERATING EXPENSE
Selling and marketing	12,065,859	—	12,065,859
General and administrative	24,947,491	—	24,947,491
Contingent consideration and earnout fair value adjustments	—	—	—
Operating Expenses	37,013,350	—	37,013,350
INCOME FROM OPERATIONS	25,225,180	—	25,225,180
Interest expense	(7,663,536)	—	(7,663,536)
Other income (expense)	90,873	—	90,873
Change in fair value of derivative warrant liabilities	3,552,500	(2,281,625)	1,270,875
Other Expense, Net	(4,020,163)	(2,281,625)	(6,301,788)
INCOME (LOSS) BEFORE TAXES	21,205,017	(2,281,625)	18,923,392
Provision (benefit) for Income Taxes	3,527,275	(145,506)	3,381,769
NET INCOME (LOSS)	$17,677,742	$(2,136,119)	$15,541,623
Other Comprehensive Income (Loss)	(1,169,565)	—	(1,169,565)
COMPREHENSIVE INCOME (LOSS)	$16,508,177	$(2,136,119)	$14,372,058
Net income (loss) attributable to common stockholders	$17,677,742	$(2,136,119)	$15,541,623
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	138,384,284	—	138,384,284
Diluted	142,840,792	—	142,840,792
Net income (loss) per share, basic and diluted (Note 15)
Basic	$0.13	$(0.02)	$0.11
Diluted	$0.10	$—	$0.10

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 25, 2021
	As Previously Reported	Adjustments	As Restated
REVENUE
Sales of product	$417,922,304	$—	$417,922,304
Sales of services	96,874,278	—	96,874,278
Total revenue	514,796,582	—	514,796,582
Cost of Sales	340,070,342	—	340,070,342
GROSS PROFIT	174,726,240	—	174,726,240
OPERATING EXPENSE
Selling and marketing	31,906,155	—	31,906,155
General and administrative	78,318,621	3,150,770	81,469,391
Contingent consideration and earnout fair value adjustments	686,700	—	686,700
Operating Expenses	110,911,476	3,150,770	114,062,246
INCOME (LOSS) FROM OPERATIONS	63,814,764	(3,150,770)	60,663,994
Interest expense	(23,265,333)	—	(23,265,333)
Other income (expense)	(2,387,997)	—	(2,387,997)
Change in fair value of derivative warrant liabilities	1,624,000	(2,281,625)	(657,625)
Other Expense, Net	(24,029,330)	(2,281,625)	(26,310,955)
INCOME (LOSS) BEFORE TAXES	39,785,434	(5,432,395)	34,353,039
Provision (benefit) for Income Taxes	6,265,664	(478,922)	5,786,742
NET INCOME (LOSS)	$33,519,770	$(4,953,473)	$28,566,297
Other Comprehensive Income (Loss)	(895,879)	—	(895,879)
COMPREHENSIVE INCOME (LOSS)	$32,623,891	$(4,953,473)	$27,670,418
Net income (loss) attributable to common stockholders	$33,519,770	$(4,953,473)	$28,566,297
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	95,179,726	—	95,179,726
Diluted	97,828,380	—	97,828,380
Net income (loss) per share, basic and diluted (Note 15)
Basic	$0.35	$(0.05)	$0.30
Diluted	$0.33	$(0.03)	$0.30

The table below present the effects of the restatement on the segment income from operations for the nine months ended September 25, 2021:

	Nine Months Ended September 25, 2021
	As Previously Reported	Adjustments	As Restated
Income From Operations
Janus North America	$60,884,392	$3,993,943	$64,878,335
Janus International	2,881,576	(7,144,713)	(4,263,137)
Eliminations	48,796	—	48,796
Total Segment Operating Income (Loss)	$63,814,764	$(3,150,770)	$60,663,994

The tables below present the effects of the restatement on the consolidated statements of changes in stockholders’ equity:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

As Reported
	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261,425	189,044	$189,043,734	—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825
Balance as of Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$6,615	$189,298,544	$(227,160)	$(48,205,174)	$140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	2,058,822	—	—	2,059,223
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	1,123,207	1,123,207
Balance as of June 26, 2021	—	$—	—	$—	138,384,250	$13,838	$231,406,515	$46,526	$(36,537,119)	$194,929,760
Warrant Redemption	—	—	—	—	110	—	1,265	—	—	1,265
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,169,565)	—	(1,169,565)
Net income	—	—	—	—	—	—	—	—	17,677,742	17,677,742
Balance as of September 25, 2021	—	$—	—	$—	138,384,360	$13,838	$231,407,780	$(1,123,039)	$(18,859,377)	$211,439,202

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

Adjustments
	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	—	$—	—	$—	—	$—	$—	$—	$—	$—
Balance as of Retroactive application of the recapitalization	—	—	—	—	—	—	—	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	—	$—	$—	$—	$—	$—
Vesting of Midco LLC class B units	—	—	—	—	—	—	—	—	—	—
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	—	$—	$—	$—	$—	$—
Vesting of Midco LLC class B units	—	—	—	—	—	—	3,150,770	—	—	3,150,770
Issuance of PIPE Shares	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	—	—	—	—	—	—
Issuance of earn out shares to common stockholders	—	—	—	—	—	—	—	—	—	—
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	—	—	—	—
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	—	—
Deferred Tax Asset	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	(2,817,354)	(2,817,354)
Balance as of June 26, 2021	—	$—	—	$—	—	$—	$3,150,770	$—	$(2,817,354)	$333,416
Warrant Redemption	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—
Warrant movements from private to public	—	—	—	—	—	—	10,112,875	—	—	10,112,875
Net income	—	—	—	—	—	—	—	—	(2,136,119)	(2,136,119)
Balance as of September 25, 2021	—	$—	—	$—	—	$—	$13,263,645	$—	$(4,953,473)	$8,310,172

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

As Restated
	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital (Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total (Restated)
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261,425	189,044	$189,043,734	—	$—	$—	$(227,160)	$(48,205,174)	$140,872,825
Balance as of Retroactive application of the recapitalization	(4,478)	(261,425)	(189,044)	(189,043,734)	66,145,633	6,615	189,298,544	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$6,615	$189,298,544	$(227,160)	$(48,205,174)	$140,872,825
Vesting of Midco LLC class B units	—	—	—	—	111,895	11	51,865	—	—	51,876
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(95,883)	(95,883)
Cumulative translation adjustment	—	—	—	—	—	—	—	310,768	—	310,768
Net income	—	—	—	—	—	—	—	—	14,718,821	14,718,821
Balance as of March 27, 2021, as adjusted	—	$—	—	$—	66,257,528	$6,626	$189,350,409	$83,608	$(33,582,236)	$155,858,407
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	401	5,209,592	—	—	5,209,993
Issuance of PIPE Shares	—	—	—	—	25,000,000	2,500	249,997,500	—	—	250,000,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4,111	226,939,423	—	—	226,943,534
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	200	26,479,800	—	—	26,480,000
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710,278)	—	—	(541,710,278)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078,090)	(4,078,090)
Deferred Tax Asset	—	—	—	—	—	—	78,290,839	—	—	78,290,839
Cumulative translation adjustment	—	—	—	—	—	—	—	(37,082)	—	(37,082)
Net income	—	—	—	—	—	—	—	—	(1,694,147)	(1,694,147)
Balance as of June 26, 2021	—	$—	—	$—	138,384,250	$13,838	$234,557,285	$46,526	$(39,354,473)	$195,263,176
Warrant Redemption	—	—	—	—	110	—	1,265	—	—	1,265
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,169,565)	—	(1,169,565)
Warrant movements from private to public	—	—	—	—	—	—	10,112,875	—	—	10,112,875
Net income	—	—	—	—	—	—	—	—	15,541,623	15,541,623
Balance as of September 25, 2021	—	$—	—	$—	138,384,360	$13,838	$244,671,425	$(1,123,039)	$(23,812,850)	$219,749,374

The table below present the effects of the restatement on the consolidated statements of cash flows for the nine months ended September 25, 2021:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 25, 2021
	As Previously Reported	Adjustments	As Restated
Cash Flows Provided By Operating Activities
Net income (loss)	$33,519,770	$(4,953,473)	$28,566,297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,677,954	—	4,677,954
Intangible amortization	21,851,717	—	21,851,717
Deferred finance fee amortization	2,286,480	—	2,286,480
Share based compensation	2,111,099	3,150,770	5,261,869
Loss on extinguishment of debt	2,414,854	—	2,414,854
Change in fair value of contingent consideration and earnout	686,700	—	686,700
Loss on sale of assets	43,091	—	43,091
Change in fair value of derivative warrant liabilities	(1,624,000)	2,281,625	657,625
Undistributed (earnings) losses of affiliate	75,565	—	75,565
Deferred income taxes	(767,658)	—	(767,658)
Changes in operating assets and liabilities
Accounts receivable	(16,942,650)	—	(16,942,650)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(12,101,214)	—	(12,101,214)
Prepaid expenses and other current assets	(4,488,285)	—	(4,488,285)
Inventory	(18,474,167)	—	(18,474,167)
Accounts payable	18,409,091	—	18,409,091
Other accrued expenses	29,127,435	(478,922)	28,648,513
Other assets and long-term liabilities	(1,122,518)	—	(1,122,518)
Net Cash Provided By Operating Activities	59,683,264	—	59,683,264
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	79,409	—	79,409
Purchases of property and equipment	(15,930,575)	—	(15,930,575)
Cash paid for acquisitions, net of cash acquired	(179,713,814)	—	(179,713,814)
Net Cash Used In Investing Activities	(195,564,980)	—	(195,564,980)
Cash Flows Provided by (Used In) Financing Activities
Net borrowings on line of credit	19,350,803	—	19,350,803
Distributions to Janus Midco LLC unitholders	(4,173,973)	—	(4,173,973)
Principal payments on long-term debt	(64,824,518)	—	(64,824,518)
Proceeds from issuance of long term debt	155,000,000	—	155,000,000
Proceeds from merger	334,873,727	—	334,873,727
Proceeds from PIPE	250,000,000	—	250,000,000
Payments for transaction costs	(44,489,256)	—	(44,489,256)
Payments to Janus Midco, LLC unitholders at the business combination	(541,710,278)	—	(541,710,278)
Proceeds from warrant redemption	1,265	—	1,265
Payment of contingent consideration	—	—	—
Payments for deferred financing fees	(4,320,821)	—	(4,320,821)
Cash Provided By (Used In) Financing Activities	$99,706,948	$—	$99,706,948
Effect of exchange rate changes on cash and cash equivalents	141,720	—	141,720
Net (Decrease) Increase in Cash and Cash Equivalents	$(36,033,048)	$—	$(36,033,048)
Cash and Cash Equivalents, Beginning of Fiscal Year	$45,254,655	$—	$45,254,655
Cash and Cash Equivalents as of September 25, 2021	$9,221,607	$—	$9,221,607
Supplemental Cash Flows Information
Interest paid	$19,226,554	$—	$19,226,554
Income taxes paid	$1,509,592	$—	$1,509,592

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
3. Inventories
The major components of inventories at:

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

5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination (see Note 9 -- “Business Combinations”) are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at September 25, 2021 and December 26, 2020, are as follows:

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
The changes in the carrying amounts of goodwill for the period ended September 25, 2021 were as follows:

Balance as of December 26, 2020	$259,422,822
Goodwill acquired during the period	110,641,756

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

Changes due to foreign currency fluctuations	(457,380)
Balance as of September 25, 2021	$369,607,198
6. Accrued Expenses
Accrued expenses are summarized as follows:

	September 25,	December 26,
	2021	2020
	(Restated)
Sales tax payable	$2,132,147	$1,324,696
Interest payable	6,576,691	4,832,590
Contingent consideration payable - short term	4,000,000	4,000,000
Other accrued liabilities	1,998,182	5,294,414
Employee compensation	10,088,860	6,090,304
Customer deposits and allowances	25,179,906	10,780,783
Other	11,755,227	4,841,840
Total	$61,731,013	$37,164,627
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
8. Long-Term Debt
Long-term debt consists of the following:

	September 25,	December 26,
	2021	2020
Note payable - First Lien	$—	$562,363,000
Note payable - First Lien B2	—	73,875,000
Note payable - Amendment No. 4 First Lien	726,413,482	—
Notes payable - Auto Loans	92,684	—
	726,506,166	636,238,000
Less unamortized deferred finance fees	11,467,679	12,110,329
Less current maturities	8,111,212	6,523,417
Total long-term debt	$706,927,275	$617,604,254
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
Notes Payable - Auto Loans

With the acquisition of ACT (see Note 9 -- “Business Combinations”), the Group acquired various loans secured by automobiles used by ACT to service customers. The loans outstanding balances at September 25, 2021 are approximately $93,000 and have interest rates ranging from 4.29% to 8.35%, are secured by the individual vehicles and have remaining terms of 1 to 4 years. The loans have approximate monthly payments ranging from $400 to $1,200.
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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired, and liabilities assumed at the date of acquisition:

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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$2,470,000	P15Y
Backlog	280,000	P3M
Trade Name	1,450,000	Indefinite
Identifiable Intangible Assets	$4,200,000

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
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration transferred and the fair value of identified assets acquired, and liabilities assumed at the date of acquisition:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$26,320,000	P15Y
Backlog	3,130,000	P4M
Trade Name	20,850,000	Indefinite
Identifiable Intangible Assets	$50,300,000

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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
The amounts of revenue and net income of DBCI included in the Consolidated Statements of Operations and Comprehensive Income from the transaction date of August 17, 2021 through September 25, 2021 are as follows:

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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
In connection with the Business Combination, the Group incurred direct and incremental costs of approximately $44.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $4,468,000 in transaction bonuses paid to key employees and $5,210,000 in non-cash share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in general and administrative expense on our consolidated statement of operations and comprehensive income for nine months ended September 25, 2021. See Note 10 — “Equity Incentive Plan and Unit Option Plan” for additional information.

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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

11. Stockholders’ Equity
On June 7, 2021, the Group’s common stock began trading on the NYSE under the symbol “JBI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available 825,000,000 shares of common stock with a par value of $0.0001 per share. Immediately following the Business Combination, there were 138,384,250 shares of common stock with a par value of $0.0001 outstanding. As discussed in Note 9 — “Business Combinations,” the Company has retroactively adjusted the shares issued and outstanding prior to June 7, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted. As of September 25, 2021 the number of outstanding shares is 138,384,360. The increase in shares is a result of warrant redemptions during the nine months ended September 25, 2021.

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

Warrants
The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination. Immediately after giving effect to the Business Combination, there were 10,150,000 issued and outstanding private placement warrants. In third quarter of 2021, 2,237,500 warrants were reclassified from private placement warrants to public warrants. As of September 25, 2021, there were 7,912,500 issued and outstanding private placement warrants. The private placement warrants are liability classified.
Immediately after giving effect to the Business Combination, there were 17,249,995 issued and outstanding public warrants. As of September 25, 2021, there are 19,487,495 issued and outstanding public warrants. The public warrants are equity classified.

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
12. Related Party Transactions
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core, has entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group for the three and nine months ended September 25, 2021 and September 26, 2020 of approximately $0 and $1,632,000 and $1,124,000 and $5,241,000, respectively. Approximately $869,000 of the Class A Preferred Unit holders group management fees were accrued and unpaid as of December 26, 2020 and no fees were accrued and unpaid as of September 25, 2021. As a result of the Business Combination the MMSA was terminated effective June 7, 2021.
For the three and nine months ended September 25, 2021 and September 26, 2020, there were no related party sales from the Group to its Mexican Joint Venture. For the three and nine months ended September 25, 2021 and September 26, 2020 there were no related party sales from the Mexican Joint Venture.
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
The Group leases office space for ACT from an entity owned and controlled by the president of ACT. Rent payments paid to BSU Management, Ltd for the three and nine months ended September 25, 2021 were $20,000. In addition to the lease payment, ACT also paid a security deposit of $20,000 for the three and nine months period ended September 25, 2021. The lease extends through August 31, 2026 with an option to renew for an additional 5 years and monthly payments are approximately $20,000 per month with an annual escalation of approximately 1.5%.
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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
During the three months ended September 25, 2021 and September 26, 2020, the Company recorded a total income tax provision of approximately $3,382,000 and $284,000 on pre-tax income of approximately $18,923,000 and $21,057,000 resulting in an effective tax rate of 17.9% and 1.3%, respectively. During the nine months ended September 25, 2021 and September 26, 2020, the Company recorded a total income tax provision of approximately $5,787,000 and $1,055,000 on pre-tax income of approximately $34,353,000 and $42,797,000 resulting in an effective tax rate of 16.8% and 2.5%, respectively. The effective tax rates for these periods were primarily impacted by the change in tax status of the Group, statutory rate differentials, changes in estimated tax rates, and permanent differences.
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
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and nine months ended September 25, 2021 and September 26, 2020:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	9/25/2021	9/26/2020	9/25/2021	9/26/2020
	(Restated)		(Restated)
Numerator:
Net income attributable to common stockholders	15,541,623	20,772,994	28,566,297	41,742,492
Adjustment for Warrants - gain on value of private warrants	(1,270,875)	—	657,625	—
Net Income as adjusted	14,270,748	20,772,994	29,223,922	41,742,492
Denominator:
Weighted average number of shares:
Basic	138,384,284	65,875,152	95,179,726	65,773,907
Adjustment for Warrants - Treasury stock method	4,456,508	—	2,648,654	—
Diluted	142,840,792	65,875,152	97,828,380	65,773,907
Basic net income per share attributable to common stockholders	$0.11	$0.32	$0.30	$0.63
Diluted net income per share attributable to common stockholders	$0.10	$0.32	$0.30	$0.63
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
Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
	(Restated)		(Restated)
Revenue
Janus North America	$179,119,107	$132,497,623	$489,898,771	$379,847,374
Janus International	17,824,334	12,620,668	48,729,292	32,164,961
Intersegment	(9,153,516)	(4,779,233)	(23,831,481)	(11,629,860)
Consolidated Revenue	$187,789,925	$140,339,058	$514,796,582	$400,382,475
Income From Operations
Janus North America	$24,381,786	$28,108,223	$64,878,335	$67,754,630
Janus International	819,333	1,362,916	(4,263,137)	1,980,835
Eliminations	24,061	35,837	48,796	90,566
Total Segment Operating Income	$25,225,180	$29,506,976	$60,663,994	$69,826,031
Depreciation Expense
Janus North America	$1,590,238	$1,329,258	$4,357,148	$3,960,580
Janus International	108,380	108,690	320,806	310,069
Consolidated Depreciation Expense	$1,698,618	$1,437,948	$4,677,954	$4,270,649
Amortization of Intangible Assets
Janus North America	$7,876,571	$6,415,681	$20,692,679	$19,244,828
Janus International	352,189	475,904	1,159,038	1,042,525
Consolidated Amortization Expense	$8,228,760	$6,891,585	$21,851,717	$20,287,353

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	September 25,	December 26
	2021	2020
Identifiable Assets
Janus North America	$1,074,290,055	$820,259,539
Janus International	56,084,944	53,219,206
Consolidated Assets	$1,130,374,999	$873,478,745
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
Percentage amounts included in this Quarterly report on Form 10-Q/A have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly report on Form 10-Q/A may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly report on Form 10-Q/A.
Certain other amounts that appear in this Quarterly report on Form 10-Q/A may not sum due to rounding.
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

On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155.0 million which were used to fund the DBCI acquisition. In addition, the Company increased the available line of credit from $50.0 million to $80.0 million and extended the maturity date. There was a $19.4 million increase on the line of credit during the three months period ended September 25, 2021. (See “Liquidity and Capital Resources” section.)

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
Part of the proceeds from the merger were used to pay a non-liquidating cash distribution to Janus Midco unitholders’ in the amount of $541.7 million and partial payment to Note Payable in the amount of $61.6 million. (See “Liquidity and Capital Resources” section.)
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
	(Restated)
Total Revenue	$187,789,925	$140,339,058	$47,450,867	33.8%
Adjusted EBITDA	$36,308,668	$35,283,414	$1,025,254	2.9%
Adjusted EBITDA (% of revenue)	19.3%	25.1%		(5.8)%

	Nine Months		Variance
	Period ended September 25, 2021	Period ended September 26, 2020	$	%
	(Restated)
Total Revenue	$514,796,582	$400,382,475	$114,414,107	28.6%
Adjusted EBITDA	$104,857,783	$92,210,886	$12,646,897	13.7%
Adjusted EBITDA (% of revenue)	20.4%	23.0%		(2.7)%
As of September 25, 2021, and September 26, 2020, the headcount was 1,601 (including 486 temporary employees) and 1,231 (including 300 temporary employees), respectively.
Total revenue increased by $47.5 million and $114.4 million or 33.8% and 28.6% for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 primarily due to increased volumes and improved market conditions in 2021 as the COVID-19 pandemic significantly impacted revenue in the third quarter of 2020 coupled with a $9.4 million increase in inorganic revenue growth as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the later part of the third quarter of 2021. (See “Results of Operations” section.)
Adjusted EBITDA increased by $1.0 million and $12.6 million or 2.9% and 13.7% from the three and nine months period ended September 25, 2021 compared to the three and nine months periods ended September 26, 2020 primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.
Adjusted EBITDA as a percentage of revenue decreased 5.8% and 2.7% for the three and nine months period ended September 25, 2021 primarily due to inflationary increases to raw material, labor and logistics costs in advance of commercial and cost containment actions taking effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in both our Facilitate division coupled with our continued build out of our Nokē Smart entry ground game and customer service department. (See “Non-GAAP Financial Measures” section.)
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
We have presented results of operations, including the related discussion and analysis for the following periods:
•the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020.

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
Interest expense. Interest expense consists of interest expense on short-term and long-term debt and amortization on deferred financing fees. (See “Long Term Debt” section.)
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
Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our unaudited consolidated financial statements included elsewhere in this Quarterly report on Form 10-Q/A. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.

Results of Operations
For the three and nine months period ended September 25, 2021 compared to the period ended September 26, 2020

	Three Months		Variance
	Period ended September 25, 2021	Period ended September 26, 2020	$	~~%~~
	(Restated)		(Restated)
REVENUE
Sales of products	$155,669,772	$113,511,689	$42,158,083	37.1%
Sales of services	32,120,153	26,827,369	5,292,784	19.7%
Total revenue	187,789,925	140,339,058	47,450,867	33.8%
Cost of Sales	125,551,395	87,574,908	37,976,487	43.4%
GROSS PROFIT	62,238,530	52,764,150	9,474,380	18.0%
OPERATING EXPENSE
Selling and marketing	12,065,859	7,823,145	4,242,714	54.2%
General and administrative	24,947,491	18,309,277	6,638,214	36.3%
Contingent consideration and earnout fair value adjustments	—	(2,875,248)	2,875,248	100.0%
Operating Expenses	37,013,350	23,257,174	13,756,176	59.1%
INCOME FROM OPERATIONS	25,225,180	29,506,976	(4,281,796)	(14.5)%
Interest expense	(7,663,536)	(8,768,791)	1,105,255	(12.6)%
Other income (expense)	90,873	319,091	(228,218)	(71.5)%
Change in fair value of derivative warrant liabilities	1,270,875	—	1,270,875	—%
Other Expense, Net	(6,301,788)	(8,449,700)	2,147,912	(25.4)%
INCOME BEFORE TAXES	18,923,392	21,057,276	(2,133,884)	(10.1)%
Provision for Income Taxes	3,381,769	284,282	3,097,487	1089.6%
NET INCOME	$15,541,623	$20,772,994	$(5,231,371)	(25.2)%

	Nine Months		Variance
	Period ended September 25, 2021	Period ended September 26, 2020	$	~~%~~
	(Restated)		(Restated)
REVENUE
Sales of products	$417,922,304	$317,048,413	$100,873,891	31.8%
Sales of services	96,874,278	83,334,062	13,540,216	16.2%
Total revenue	514,796,582	400,382,475	114,414,107	28.6%
Cost of Sales	340,070,342	254,755,038	85,315,304	33.5%
GROSS PROFIT	174,726,240	145,627,437	29,098,803	20.0%
OPERATING EXPENSE
Selling and marketing	31,906,155	25,800,711	6,105,444	23.7%
General and administrative	81,469,391	52,875,943	28,593,448	54.1%
Contingent consideration and earnout fair value adjustments	686,700	(2,875,248)	3,561,948	123.9%
Operating Expenses	114,062,246	75,801,406	38,260,840	50.5%
INCOME FROM OPERATIONS	60,663,994	69,826,031	(9,162,037)	(13.1)%
Interest expense	(23,265,333)	(27,447,267)	4,181,934	(15.2)%
Other income (expense)	(2,387,997)	418,302	(2,806,299)	(670.9)%
Change in fair value of derivative warrant liabilities	(657,625)	—	(657,625)	—%
Other Expense, Net	(26,310,955)	(27,028,965)	718,010	(2.7)%
INCOME BEFORE TAXES	34,353,039	42,797,066	(8,444,027)	(19.7)%
Provision for Income Taxes	5,786,742	1,054,574	4,732,168	448.7%
NET INCOME	$28,566,297	$41,742,492	$(13,176,195)	(31.6)%

Revenue

	Three Months				Revenue Variance Breakdown
				Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
	Period ended September 25, 2021	Period ended September 26, 2020	Variances
Sales of products	$155,669,772	$113,511,689	$42,158,083	37.1%	$8,220,713	$33,937,370	29.9%
Sales of services	32,120,153	26,827,369	5,292,784	19.7%	1,217,718	4,075,066	15.2%
Total	$187,789,925	$140,339,058	$47,450,867	33.8%	$9,438,431	$38,012,436	27.1%

	Nine Months				Revenue Variance Breakdown
				Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
	Period ended September 25, 2021	Period ended September 26, 2020	Variances
Sales of products	$417,922,304	$317,048,413	$100,873,891	31.8%	$8,220,713	$92,653,178	29.2%
Sales of services	96,874,278	83,334,062	13,540,216	16.2%	1,217,718	12,322,498	14.8%
Total	$514,796,582	$400,382,475	$114,414,107	28.6%	$9,438,431	$104,975,676	26.2%
The $47.5 million and $114.4 million revenue increase for the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020 is primarily attributable to increased volumes as a result of favorable industry dynamics in both the commercial and R3 sales channels coupled with inorganic growth of $9.4 million as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the third quarter of 2021. The inorganic growth as a result of the PTI Australasia Pty Ltd. and G&M Stor-More Pty Ltd. acquisitions are not separately stated above as these amounts were not significant.
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
Operating Expenses - General and administrative
(Restated)
General and administrative expenses increased $6.6 million and $28.6 million or 36.3% and 54.1% from the three and nine months period ended September 26, 2020 compared to the three and nine months period ended September 25, 2021 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company and $1.9 million as a result of the DBCI and ACT acquisitions. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in Non-GAAP Financial Measures section.

Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments increased $2.9 million and $3.6 million or 100.0% and 123.9% from the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020. The increase to the three month period ended September 25, 2021 related solely to the $(2.9) million contingent consideration fair value adjustment related to the acquisition of BETCO which was recorded in the third quarter of 2020. The increase to the nine month period ended September 25, 2021 related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021 and the $(2.9) million contingent consideration fair value adjustment related to the acquisition of BETCO which was recorded in the third quarter of 2020.
Interest Expense
Interest expense decreased $1.1 million and $4.2 million or 12.6% and 15.2% from the three and nine months period ended September 26, 2020 compared to the three and nine months period ended September 25, 2021 due to a lower interest rate environment coupled with a $2.0 million debt prepayment in July 2020. In addition, the Company entered into a Debt Modification agreement in February 2021 which consolidated the prior two outstanding tranches into a single tranche and resulted in a reduction in the overall interest rate. In conjunction with the business combination on June 7, 2021, the Company made a $61.6 million prepayment on debt. On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155.0 million which partially offset this decrease in the interest expense for the three months period ended September 25, 2021. (See “Liquidity and Capital Resources” section.)
Other Income (Expense)
Other income (expense) decreased by $0.2 million and $2.8 million or 71.5% and 670.9% from $0.3 and $0.4 million of other income for the three and nine months period ended September 26, 2020 to $0.1 million of other income and $2.4 million of expense for the three and nine months period ended September 25, 2021. The decrease for the three months period ended is primarily due to a $0.3 million gain on extinguishment of debt included in the three months period ended September 26, 2020, but not present in the three months period ended September 25, 2021. The increase in other (expense) for the nine months period ended is primarily due to a $2.4 million loss on extinguishment of debt included in the nine months period ended September 25, 2021 but not present in the nine months period ended September 26, 2020.
Change in fair value of derivative warrant liabilities
(Restated)
The change in fair value of derivative warrant liabilities resulted in income of $1.3 million for the three months ended September 25, 2021 and a loss of $0.7 million for the nine months ended September 25, 2021. The change over prior year is due to the fair value of warrant adjustments not present in prior year financials.

Income Taxes
(Restated)
Income tax expense increased by $3.1 million and $4.7 million or 1089.6% and 448.7% from $0.3 million and $1.1 million for the three and nine months period ended September 26, 2020 to $3.4 million and $5.8 million expense for the three and nine months period ended September 25, 2021 due to a tax structure change from a limited liability company that was considered a disregarded entity for tax purposes to a Corporation as a result of the Business Combination that occurred on June 7, 2021.
Net Income
(Restated)
The $5.2 million and $13.2 million or 25.2% and 31.6% decrease in net income for the three and nine months periods ended September 25, 2021 as compared to the three and nine months period ended September 26, 2020 is largely due to an increase in raw material, labor and logistics costs coupled with increased selling, general and administrative expenses.
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

Results of Operations - Janus North America
For the three and nine months period ended September 25, 2021 compared to the period ended September 26, 2020

	Three Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%
REVENUE
Sales of products	$154,631,783	$110,370,452	$44,261,331	40.1%
Sales of services	24,487,324	22,127,171	2,360,153	10.7%
Total revenue	179,119,107	132,497,623	46,621,484	35.2%
Cost of Sales	121,480,502	83,687,988	37,792,514	45.2%
GROSS PROFIT	57,638,605	48,809,635	8,828,970	18.1%
OPERATING EXPENSE
Selling and marketing	10,956,479	7,746,220	3,210,259	41.4%
General and administrative	22,300,340	15,830,440	6,469,900	40.9%
Contingent consideration and earnout fair value adjustments	—	(2,875,248)	2,875,248	100.0%
Operating Expenses	33,256,819	20,701,412	12,555,407	60.7%
INCOME FROM OPERATIONS	$24,381,786	$28,108,223	$(3,726,437)	(13.3)%

	Nine Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%
	(Restated)		(Restated)
REVENUE
Sales of products	$414,713,892	$310,647,036	$104,066,856	33.5%
Sales of services	75,184,879	69,200,338	5,984,541	8.6%
Total revenue	489,898,771	379,847,374	110,051,397	29.0%
Cost of Sales	328,593,737	243,878,508	84,715,229	34.7%
GROSS PROFIT	161,305,034	135,968,866	25,336,168	18.6%
OPERATING EXPENSE
Selling and marketing	29,123,707	23,569,694	5,554,013	23.6%
General and administrative	66,616,292	47,519,790	19,096,502	40.2%
Contingent consideration and earnout fair value adjustments	686,700	(2,875,248)	3,561,948	123.9%
Operating Expenses	96,426,699	68,214,236	28,212,463	41.4%
INCOME FROM OPERATIONS	$64,878,335	$67,754,630	$(2,876,295)	(4.2)%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$154,631,783	$110,370,452	$44,261,331	40.1%	$8,220,713	$36,040,618	32.7%
Sales of services	24,487,324	22,127,171	2,360,153	10.7%	1,217,718	1,142,435	10.7%
Total	$179,119,107	$132,497,623	$46,621,484	35.2%	$9,438,431	$37,183,053	28.1%

	Nine Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$414,713,892	$310,647,036	$104,066,856	33.5%	$8,220,713	$95,846,143	30.9%
Sales of services	75,184,879	69,200,338	5,984,541	8.6%	1,217,718	4,766,823	8.6%
Total	$489,898,771	$379,847,374	$110,051,397	29.0%	$9,438,431	$100,612,966	26.5%
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
Operating Expenses - General and administrative
(Restated)
General and administrative expenses increased $6.5 million and $19.1 million or 40.9% and 40.2% from $15.8 million and $47.5 million for the three and nine months period ended September 26, 2020 to $22.3 million and $66.6 million for the three and nine months period ended September 25, 2021 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the incremental revenue coupled with the transition to a public company and $1.9 million as a result of the DBCI and ACT acquisitions. In addition, the Company incurred transaction related costs in conjunction with the June 2021 business combination of approximately $10.4 million which is further discussed in Non-GAAP Financial Measures section.
Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments increased $2.9 million and $3.6 million or 100.0% or 123.9% from the three and nine months period ended September 25, 2021 compared to the three and nine months period ended September 26, 2020. The increase to the three month period ended September 25, 2021 related solely to the $(2.9) million contingent consideration fair value adjustment related to the acquisition of BETCO which was recorded in the third quarter of 2020. The increase to the nine month period ended September 25, 2021 related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021 and the $(2.9) million contingent consideration fair value adjustment related to the acquisition of BETCO which was recorded in the third quarter of 2020.
Income from Operations
(Restated)
Income from operations decreased by $3.7 million and $2.9 million or 13.3% and 4.2% from $28.1 million and $67.8 million for the three and nine months period ended September 26, 2020 to $24.4 million and $64.9 million for the three and nine months period ended September 25, 2021 primarily due to an increase in cost of sales, selling and general and administrative expenses, partially offset by an increase in revenue.

INTERNATIONAL
Results of Operations - Janus International- For the three and nine months period ended September 25, 2021 compared to the period ended September 26, 2020

	Three Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%
REVENUE
Sales of products	$10,191,505	$7,920,469	$2,271,036	28.7%
Sales of services	7,632,830	4,700,198	2,932,632	62.4%
Total revenue	17,824,335	12,620,667	5,203,668	41.2%
Cost of Sales	13,248,470	8,701,990	4,546,480	52.2%
GROSS PROFIT	4,575,865	3,918,677	657,188	16.8%
OPERATING EXPENSE
Selling and marketing	1,109,381	76,925	1,032,456	1342.2%
General and administrative	2,647,151	2,478,837	168,314	6.8%
Operating Expenses	3,756,532	2,555,762	1,200,770	47.0%
INCOME FROM OPERATIONS	$819,333	$1,362,915	$(543,582)	(39.9)%

	Nine Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%
	(Restated)		(Restated)
REVENUE
Sales of products	$27,039,893	$18,031,237	$9,008,656	50.0%
Sales of services	21,689,399	14,133,724	7,555,675	53.5%
Total revenue	48,729,292	32,164,961	16,564,331	51.5%
Cost of Sales	35,356,883	22,596,956	12,759,927	56.5%
GROSS PROFIT	13,372,409	9,568,005	3,804,404	39.8%
OPERATING EXPENSE
Selling and marketing	2,782,448	2,231,017	551,431	24.7%
General and administrative	14,853,098	5,356,153	9,496,945	177.3%
Operating Expenses	17,635,546	7,587,170	10,048,376	132.4%
INCOME (LOSS) FROM OPERATIONS	$(4,263,137)	$1,980,835	$(6,243,972)	(315.2)%

Revenue

	Three Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Organic Growth	Organic Growth
Sales of products	$10,191,505	$7,920,469	$2,271,036	28.7%	$2,271,036	28.7%
Sales of services	7,632,830	4,700,198	2,932,632	62.4%	2,932,631	62.4%
Total	$17,824,335	$12,620,667	$5,203,668	41.2%	$5,203,668	41.2%

	Nine Months		Variances	Variance %	Revenue Variance Breakdown
	Period ended September 25, 2021	Period ended September 26, 2020			Organic Growth	Organic Growth
Sales of products	$27,039,893	$18,031,237	$9,008,656	50.0%	$9,008,656	50.0%
Sales of services	21,689,399	14,133,724	7,555,675	53.5%	7,555,674	53.5%
Total	$48,729,292	$32,164,961	$16,564,331	51.5%	$16,564,330	51.5%
The $5.2 million and $16.6 million revenue increase includes a 41.2% and 51.5% increase in organic growth driven by increased sales volumes due to improved market conditions, primarily in the second and third quarter of 2021. The inorganic growth as a result of the PTI Australasia Pty Ltd. and G&M Stor-More Pty Ltd. are not separately stated above as these amounts were not significant.
The following table illustrates the sales by channel for the three and nine months period ended September 25, 2021 and September 26, 2020.

	Three Months			% of total sales	Variance
	Period ended September 25, 2021	% of total sales	Period ended September 26, 2020		$	%
New Construction - Self Storage	$12,435,987	69.8%	$7,874,084	62.4%	$4,561,903	57.9%
R3 - Self Storage	5,388,348	30.2%	4,692,451	37.2%	695,897	14.8%
Commercial and Other	—	—%	54,132	0.4%	(54,132)	(100.0)%
Total	$17,824,335	100.0%	$12,620,667	100.0%	$5,203,668	41.2%

	Nine Months			% of total sales	Variance
	Period ended September 25, 2021	% of total sales	Period ended September 26, 2020		$	%
New Construction - Self Storage	$34,186,904	70.2%	$19,903,835	61.9%	$14,283,069	71.8%
R3 - Self Storage	14,542,388	29.8%	12,206,994	38.0%	2,335,394	19.1%
Commercial and Other	—	—%	54,132	0.2%	(54,132)	(100.0)%
Total	$48,729,292	100.0%	$32,164,961	100.1%	$16,564,331	51.5%
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
Operating Expenses - General and administrative
(Restated)
General and administrative expenses increased $0.2 million and $9.5 million or 6.8% and 177.3% from $2.5 million and $5.4 million for the three and nine months period ended September 26, 2020 to $2.6 million and $14.9 million for the period ended September 25, 2021 primarily due to the continued investment in personnel and infrastructure to support the strategic growth objectives of the international business operations coupled with lower costs in 2020 associated with the pandemic.
Income (Loss) from Operations
(Restated)
Income (loss) from operations decreased by $0.5 million and $6.2 million or 39.9% and 315.2% from $1.4 million and $2.0 million for the three and nine months period ended September 26, 2020 to $0.8 million and $(4.3) million for the three and nine months period ended September 25, 2021. The decline in the three months period ended September 25, 2021 was primarily due to an increase in raw material, labor, logistics and selling expenses. The decline in the nine months period ended September 25, 2021 was primarily due to an increase in revenue which was offset by increased raw material, labor, logistics, selling and general and administrative expenses.
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

The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%
	(Restated)		(Restated)
Net Income	$15,541,623	$20,772,994	$(5,231,371)	(25.2)%
Interest Expense	7,663,536	8,768,791	(1,105,255)	(12.6)%
Income Taxes	3,381,769	284,282	3,097,487	1089.6%
Depreciation	1,698,618	1,437,948	260,670	18.1%
Amortization	8,228,760	6,891,586	1,337,174	19.4%
EBITDA	$36,514,306	$38,155,601	$(1,641,295)	(4.3)%
Loss (gain) on extinguishment of debt(2)	—	(257,545)	257,545	—%
COVID-19 related expenses(3)	1,030,415	260,606	769,809	295.4%
Transaction related expenses(4)	—	—	—	—%
Facility relocation(5)	34,823	—	34,823	—%
Share-based compensation(6)	—	—	—	—%
Change in fair value of contingent consideration and earnout(7)	—	(2,875,248)	2,875,248	—%
Change in fair value of derivative warrant liabilities(8)	(1,270,875)	—	(1,270,875)	—%
Adjusted EBITDA	$36,308,669	$35,283,414	$1,025,255	2.9%

	Nine Months
	Period ended September 25, 2021	Period ended September 26, 2020	Variance
			$	%
	(Restated)		(Restated)
Net Income	$28,566,297	$41,742,492	$(13,176,195)	(31.6)%
Interest Expense	23,265,333	27,447,267	(4,181,934)	(15.2)%
Income Taxes	5,786,742	1,054,574	4,732,168	448.7%
Depreciation	4,677,954	4,270,649	407,305	9.5%
Amortization	21,851,717	20,287,353	1,564,364	7.7%
EBITDA	$84,148,043	$94,802,335	$(10,654,292)	(11.2)%
BETCO transition fee(1)	—	15,000	(15,000)	(100.0)%
Loss (gain) on extinguishment of debt(2)	2,414,854	(257,545)	2,672,399	(1037.6)%
COVID-19 related expenses(3)	1,239,678	526,344	713,334	135.5%
Transaction related expenses(4)	10,398,423	—	10,398,423	—%
Facility relocation(5)	102,467	—	102,467	—%
Share-based compensation(6)	5,209,993	—	5,209,993	—%
Change in fair value of contingent consideration and earnout(7)	686,700	(2,875,248)	3,561,948	(123.9)%
Change in fair value of derivative warrant liabilities(8)	657,625	—	657,625	—%
Adjusted EBITDA	$104,857,783	$92,210,886	$12,646,897	13.7%
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

Debt Profile

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					September 25, 2021	December 26, 2020
Notes Payable - 1st Lien	$470,000,000	February 2018/ August 2019	February 1, 2025	4.75%[1]	$—	$562,363,000
Notes Payable - 1st Lien B2	$75,000,000	March 1, 2019	February 1, 2025	5.50%[2]	—	73,875,000
Notes Payable - Amendment No. 4 1st Lien	$726,413,482	February 1, 2021	February 1, 2025	4.25%[3]	726,413,482	—
Notes Payable - Auto Loans	$92,684	various	various	4.29% to 8.35%	92,684	—
Total principal debt					726,506,166	636,238,000
Less unamortized deferred finance fees					11,467,679	12,110,329
Less: current portion of long-term debt					8,111,212	6,523,417
Long-term debt, net of current portion					$706,927,275	$617,604,254
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

Net cash provided by operating activities
(Restated)
Net cash provided by operating activities decreased by $17.2 million to $59.7 million for the period ended September 25, 2021 compared to $76.9 million for the period ended September 26, 2020. This was primarily due to an decrease of $0.2 million to net income adjusted for non-cash items and an investment in net working capital of $13.4 million to continue to support revenue growth, which was driven by a $1.6 million decline in prepaid and other current assets, $19.5 million increase in inventory to ensure supply to our plants in the current raw material constrained environment coupled with raw material inflation, $31.0 million increase in accounts receivable and deferred revenue as a result of increased sales volume and commercial initiatives, $17.4 million deterioration in accounts payable, and a $21.4 million deterioration in other accrued expenses. Additionally, there was a $3.5 million improvement in other assets and long-term liabilities.
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
(Restated)
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
The Group leases office space for ACT from an entity owned and controlled by the president of ACT. Rent payments paid to BSU Management, Ltd for the three and nine months ended September 25, 2021 were $20,000. In addition to the lease payment, ACT also paid a security deposit of $20,000 for the three and nine months period ended September 25, 2021. The lease extends through August 31, 2026 with an option to renew for an additional 5 years and monthly payments are approximately $20,000 per month with an annual escalation of approximately 1.5%.

See Note 12 – “Related Party Transactions” in the accompanying interim Consolidated Financial Statements, respectively.
Subsequent Events

See Note 18 – “Subsequent Events” in the accompanying interim restated unaudited Consolidated Financial Statements, respectively.

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
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. The new model uses a forward- looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
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
In addition, as further described in Note 2 to these unaudited consolidated financial statements, during the preparation of the 2021 Annual Report on Form 10-K, the Company determined that certain transaction bonuses relating to the Business Combination should have been recorded as a component of general and administrative expense instead of as a component of stockholder’s equity for the nine months ended September 25, 2021 and the private placement warrants should have been reclassified from liability-classified instruments to equity-classified instruments and remeasured to fair value at the date of the reclassification for the three and nine months ended September 25, 2021. In addition, the Company determined that certain other transaction bonuses related to the Business Combination should have been recorded in the Janus International segment instead of the Janus North American segment. The errors related to the transaction bonuses impacted the presentation of our segment reporting for the nine months ended September 25, 2021. In light of this determination, the Company restated its unaudited consolidated financial statements for the three and nine months period ended September 25, 2021, as contained in this Form 10-Q/A. As result of the restatement, we identified an additional material weakness in our internal controls over financial reporting. The material weakness relates to the inadequate design and operation of management review controls over complex non-routine transactions.
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