Form 10-Q
period 2022-04-02
Janus International Group, Inc.
filed 2022-05-17
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 13, 2022, 146,561,717 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

1

JANUS INTERNATIONAL GROUP, INC.
Quarterly Report on Form 10-Q

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that reflect our current views with respect to future events and financial performance, business strategies, expectations for our business and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws.
These forward-looking statements include, but are not limited to, statements about our financial condition, results of operations, earnings outlook and prospects or regarding management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.
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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
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
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Janus’s resources; and
•other risks detailed from time to time in our filings with the SEC, press releases, and other communications, including those set forth under “Risk Factors” included in our 2021 Annual Report on Form 10-K for the year ended January 1, 2022, and in the documents incorporated by reference herein and therein.
All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-Q. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
3

PART I — FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

Janus International Group, Inc.

Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	April 2,	January 1,
	2022	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,626	$13,192
Accounts receivable, less allowance for credit losses; $5,733 and $5,449, at April 2, 2022 and January 1, 2022, respectively	118,758	107,372
Costs and estimated earnings in excess of billing on uncompleted contracts	30,286	23,121
Inventory, net	64,226	56,596
Prepaid expenses	12,255	9,843
Other current assets	2,922	4,057
Total current assets	$255,073	$214,181
Right-of-use assets, net	41,518	—
Property and equipment, net	42,584	41,607
Customer relationships, net	305,080	312,199
Tradename and trademarks	107,826	107,980
Other intangibles, net	15,495	15,861
Goodwill	369,279	369,286
Deferred tax asset, net	59,998	58,915
Other assets	1,855	1,973
Total assets	$1,198,708	$1,122,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,336	$54,961
Billing in excess of costs and estimated earnings on uncompleted contracts	28,053	23,207
Current maturities of long-term debt	8,215	8,067
Other accrued expenses	65,867	54,111
Total current liabilities	$167,471	$140,346
Line of credit	—	6,369
Long-term debt, net	703,022	703,718
Deferred tax liability, net	1,804	749
Other long-term liabilities	39,260	2,533
Total liabilities	$911,557	$853,715
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 146,561,717 and 146,561,717 shares issued and outstanding at April 2, 2022 and January 1, 2022, respectively	15	15
Additional paid-in capital	278,399	277,799
Accumulated other comprehensive loss	(1,465)	(949)
Accumulated surplus (deficit)	10,202	(8,578)
Total stockholders’ equity	$287,151	$268,287
Total liabilities and stockholders’ equity	$1,198,708	$1,122,002
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in thousands, except share and per share data)

	Three Months Ended
	April 2, 2022	March 27, 2021
	(Unaudited)	(Unaudited)
REVENUE
Sales of product	$197,306	$121,696
Sales of services	32,214	31,128
Total revenue	$229,520	$152,824
Cost of Sales	152,950	99,531
GROSS PROFIT	$76,570	$53,293
OPERATING EXPENSE
Selling and marketing	13,349	9,458
General and administrative	28,106	19,586
Operating Expenses	$41,455	$29,044
INCOME FROM OPERATIONS	$35,115	$24,249
Interest expense	(8,775)	(8,126)
Other expense	(28)	(1,559)
Other Expense, Net	$(8,804)	$(9,685)
INCOME BEFORE TAXES	$26,311	$14,564
Provision (benefit) for Income Taxes	6,607	(155)
NET INCOME	$19,704	$14,719
Other Comprehensive Income (Loss)	(516)	311
COMPREHENSIVE INCOME	$19,188	$15,030
Net income attributable to common stockholders	$19,704	$14,719
Weighted-average shares outstanding, basic and diluted (Note 16)
Basic	146,561,717	66,145,633
Diluted	146,832,889	66,145,633
Net income per share, basic and diluted (Note 16)
Basic	$0.13	$0.22
Diluted	$0.13	$0.22
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Janus International Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(dollar amounts in thousands, except share data)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Surplus (Deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261	189,044	$189,044	—	$—	$—	$(227)	$(48,205)	$140,874
Retroactive application of the recapitalization	(4,478)	(261)	(189,044)	(189,044)	66,145,633	7	189,299	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$7	$189,299	$(227)	$(48,205)	$140,874
Vesting of Midco LLC class B units	—	—	—	—	111,895	$—	$52	$—	$—	$52
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(96)	(96)
Cumulative translation adjustment	—	—	—	—	—	—	—	311	—	311
Net income	—	—	—	—	—	—	—	—	14,719	14,719
Balance as of March 27, 2021	—	$—	—	$—	66,257,528	$7	$189,351	$84	$(33,582)	$155,860

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Surplus (Deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	—	$—	146,561,717	$15	$277,799	$(949)	$(8,578)	$268,287
Share based compensation	—	—	—	—	—	—	600	—	—	600
Cumulative effect of change in accounting principle(a)	—	—	—	—	—	—	—	—	(924)	(924)
Cumulative translation adjustment	—	—	—	—	—	—	—	(516)	—	(516)
Net income	—	—	—	—	—	—	—	—	19,704	19,704
Balance as of April 2, 2022	—	$—	—	$—	146,561,717	$15	$278,399	$(1,465)	$10,202	$287,151

(a)     Effective January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) and ASU 2016-02, Leases (Topic 842). We have elected to adopt each of the two standards using the modified retrospective approach through a cumulative-effect adjustment to the opening balance of accumulated deficit for both. See Note 2 for further details of the impact of each standard.

See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Cash Flows
(dollar amounts in thousands)

	Three Months Ended
	April 2, 2022	March 27, 2021
	(Unaudited)	(Unaudited)
Cash Flows Provided By Operating Activities
Net income	$19,704	$14,719
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	1,857	1,473
Reduction in carrying amount of right-of-use assets	1,319	—
Intangible amortization	7,225	6,832
Deferred finance fee amortization	912	754
Share based compensation	600	52
Loss on extinguishment of debt	—	1,421
Loss on sale of assets	—	61
Loss on abandonment of PP&E	103	—
Undistributed earnings of affiliate	(22)	(40)
Deferred income taxes	—	(768)
Changes in operating assets and liabilities
Accounts receivable	(11,752)	837
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(7,165)	(920)
Prepaid expenses and other current assets	(1,285)	20
Inventory	(7,630)	(4,942)
Accounts payable	10,375	5,641
Other accrued expenses	9,875	1,869
Other assets and long-term liabilities	661	(1,449)
Net Cash Provided By Operating Activities	$24,777	$25,560
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	—	55
Purchases of property and equipment	(2,880)	(2,363)
Cash paid for acquisitions, net of cash acquired	—	(1,565)
Net Cash Used In Investing Activities	$(2,880)	$(3,873)
Cash Flows Used In Financing Activities
Net repayments on line of credit	(6,369)	—
Distributions to Janus Midco LLC unitholders	—	(96)
Principal payments on long-term debt	(2,017)	(1,631)
Principal payments under financing lease obligations	(19)	—
Payments for deferred financing fees	—	(765)
Cash Used In Financing Activities	$(8,405)	$(2,492)
Effect of exchange rate changes on cash and cash equivalents	(58)	54
Net Increase in Cash and Cash Equivalents	$13,434	$19,249
Cash and Cash Equivalents, Beginning of Period	13,192	45,255
Cash and Cash Equivalents, End of Period	$26,626	$64,504
Supplemental Cash Flow Information
Interest paid	$6,096	$11,292
Income taxes paid	$370	$321
Cash paid for operating leases	$1,900	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$42,202	$—
Right-of-use assets obtained in exchange for finance lease obligations	$633	$—
Deferred transaction costs related to Juniper merger	$—	$8,032
See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except share and per share data)

1. Nature of Operations
Janus International Group, Inc. (f/k/a Janus Parent, Inc.) (“Group” or “Janus” or “Company”) is a holding company. Janus International Group, LLC (“Janus Core”) is a wholly-owned subsidiary of Janus Intermediate, LLC (“Intermediate”). Intermediate is a wholly-owned subsidiary of Janus Midco, LLC (“Midco”) and Midco is a wholly-owned subsidiary of Group. These entities are all incorporated in the state of Delaware. The Group is a global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore.

The Group’s wholly owned subsidiary, Janus International Europe Holdings Ltd. (UK) (“JIEH”), owns 100% of the equity of Janus International Europe Ltd. (UK) (“JIE”), a company incorporated in England and Wales, and its subsidiary Steel Storage France (s.a.r.l), a company incorporated in France. JIEH owns 100% of the equity for Active Supply & Design (CDM) Ltd. (UK) (“AS&D”), a company incorporated in England and Wales and 100% of the equity of Steel Storage Australia & Steel Storage Asia (“Steel Storage”), companies incorporated in Australia and Singapore. Steel Storage Asia changed its legal entity name to Janus International (Storage Solutions) Asia Pte, Ltd. AS&D merged with JIE in 2021.

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

On January 2, 2020, JIEH purchased 100% of the outstanding shares of Steel Storage.
On January 18, 2021, the Group, through its wholly owned subsidiary Steel Storage acquired 100% of the net assets of G & M Stor-More Pty Ltd (“G&M”).

On August 18, 2021, the Group, through its wholly owned subsidiary Janus Core, acquired 100% of the equity interests of DBCI, LLC f/k/a Dingo NewCo, LLC (“DBCI”), a company incorporated in Delaware.

On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core, acquired 100% of the equity of Access Control Technologies, LLC (“ACT”), a company incorporated in North Carolina. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix Iron Worx, LLC (“Phoenix”), a company incorporated in North Carolina.

The Group’s business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, LLC (“Janus Door”) and Steel Door Depot.com, LLC (“Steel Door Depot”).

As of June 7, 2021, the Company consummated the business combination (the “Business Combination”) contemplated by the Business Combination Agreement, dated as of December 21, 2020 (as amended from time to time, the “Business Combination Agreement”), by and among the Company, Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”), a blank check company, JIH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“JIH Merger Sub”), Jade Blocker Merger Sub 1, Inc., Jade Blocker Merger Sub 2, Inc., Jade Blocker Merger Sub 3, Inc., Jade Blocker Merger Sub 4, Inc., Jade Blocker Merger Sub 5, Inc. (collectively referred to as the “Blocker Merger Subs”), Clearlake Capital Partners IV (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners IV (Offshore) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (USTE) (AIV-Jupiter) Blocker, Inc., Clearlake Capital Partners V (Offshore) (AIV-Jupiter) Blocker, Inc. (collectively referred to as the “Blockers”), Midco, Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC, J.B.I., LLC and Cascade GP, LLC, solely in its capacity as equityholder representative. Pursuant to the Business Combination Agreement, (i) JIH Merger Sub merged with and into Juniper with Juniper being the surviving corporation in the merger and a wholly-owned subsidiary of the Company, (ii) each of the Blocker Merger Subs merged with and into the corresponding Blockers with such Blocker being the surviving corporation in each such merger and a wholly-owned subsidiary of the Company, (iii) each other equityholder of Midco contributed or sold, as applicable, all of its equity interests in Midco to the Company or Juniper, as applicable, in exchange for cash, preferred units and/or shares of the common stock, as applicable, and (iv) the Company contributed all of the equity interests in Midco acquired pursuant to the foregoing transactions to Juniper, such that, as a result of the consummation of the Business Combination, Midco became an indirect wholly-owned subsidiary of Juniper.

Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of the Group. The Group’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.

Assets held at foreign locations were approximately $64,422 and $58,439 as of April 2, 2022 and January 1, 2022, respectively. Revenues earned at foreign locations totaled approximately $17,914 and $12,560 for the three months ended April 2, 2022 and March 27, 2021, respectively.
2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information
The accompanying consolidated balance sheet as of April 2, 2022, and the consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the three months ended April 2, 2022 and March 27, 2021, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 2, 2022, and its results of operations, including its comprehensive income and stockholders’ equity for the three months ended April 2, 2022 and March 27, 2021. The results for the three months ended April 2, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

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

The Business Combination, completed as of June 7, 2021, was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, JIH is treated as the acquired company and Midco is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Midco has been determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•Midco equityholders have the majority ownership and voting rights in the Combined Company. The relative voting rights is equivalent to equity ownership (each share of common stock is one vote). JIH shareholders (IPO investors, founders, PIPE investors) hold 49.2% voting interest compared to Midco’s 50.8% voting interest.

•The board of directors of the Combined Company is composed of nine directors, with Midco equity holders having the ability to elect or appoint a majority of the board of directors in the Combined Company.

•Midco’s senior management are the senior management of the Combined Company.

•The Combined Company has assumed the Janus name.

Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Midco with the acquisition being treated as the equivalent of Midco issuing stock for the net assets of JIH, accompanied by a recapitalization. The net assets of JIH were stated at historical cost, with no goodwill or other intangible assets recorded. Midco is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date, for the three months ended March 27, 2021 are those of Midco. The shares and corresponding capital amounts and net income per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.

One-time direct and incremental transaction costs incurred by the Company were recorded based on the activities to which the costs relate and the structure of the transaction. The costs relating to the issuance of equity is recorded as a reduction of the amount of equity raised, presented in additional paid-in capital, while all costs related to the warrants and contingent consideration were estimated and charged to expense.
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
Significant items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, the fair value of assets and liabilities related to acquisitions, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, revenue recognition, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.
Coronavirus Outbreak
The COVID-19 outbreak may continue to have a negative impact on our operations, supply chain, transportation networks and customers. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent of these factors are uncertain and cannot be predicted. Our consolidated financial statements reflect estimates and assumptions made by management as of April 2, 2022. Events and changes in circumstances arising after April 2, 2022, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
Shipping and Handling (Revenue & Cost of Sales)
The Company records all amounts billed to customers in sales transactions related to shipping and handling as revenue earned for the goods provided. Shipping and handling costs are included in cost of sales. Shipping and handling costs were approximately $9,934 and $7,104 for the three months ended April 2, 2022 and March 27, 2021, respectively.
Inventories
Inventories are measured using the first-in, first-out (FIFO) method. Labor and overhead costs associated with inventory produced by the Company are capitalized. Inventories are stated at the lower of cost or net realizable value as of April 2, 2022 and January 1, 2022. The Company has recorded a reserve for inventory obsolescence as of April 2, 2022 and January 1, 2022, of approximately $1,308 and $1,295, respectively.
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

Allowance for Credit Losses

On January 2, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. Refer to Recently Adopted Accounting Pronouncements section of this note for more information on the impact to the Consolidated Financial Statements.

The Company gathered information about its current bad debt reserve and write-off practices and loss methodology, in-scope assets, historical credit losses, proposed pooling approach and expected changes to business practices under CECL. Accounts receivables are stated at estimated net realizable value from the sale of products and services to established customers. The Company determined that pooling accounts receivable by business units was the most appropriate because of the similarity of risk characteristics within each line such as customers and services offered. Historical losses and customer-specific reserve information that are used to calculate the historical loss rates are available for each business unit.

During the pooling process, the Company identified two distinct customer types: commercial and self-storage. As these customer types have different risk characteristics, the Company concludes to pool the financial assets at this level within each business unit.

Commercial customers typically are customers contracting with the Company on short-term projects with smaller credit limits and overall, smaller project sizes. Due to the short-term nature and smaller scale of these types of projects, the Company expects minimal write-offs of its receivables at the Commercial pool.

Self-storage projects typically involve general contractors and make up the largest portion of the Company’s accounts receivable balance. These projects are usually longer-term construction projects and billed over the course of construction. Credit limits are larger for these projects given the overall project size and duration. Due to the longer-term nature and larger scale of these types of projects, the Company expects a potential for more write-offs of its receivable balances within the Self-Storage pool.

The Company reviewed methods provided by the guidance and determined the loss-rate method to be used in the CECL analysis for trade receivables and contract assets. This loss-rate method was selected as there is reliable historical information available by business unit, and this historical information was determined to be representative of the Company’s current customers, products, services, and billing practices.

The summary of activity in the allowance for credit losses for the three months ended April 2, 2022 and March 27, 2021 are as follows:

	Three Months Ended April 2, 2022
	Beginning Balance	ASC 326 Impact	Write-offs	Provision (Reversal)	Ending Balance
Allowance for credit losses	5,449	366	(1,017)	975	5,773

	Three Months Ended March 27, 2021
	Beginning Balance	Recoveries	Write-offs	Provision (Reversal)	Ending Balance
Allowance for credit losses	4,485	—	—	(597)	3,888

(1) On January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduced a new model known as CECL.

Other Current Assets
Other current assets as of April 2, 2022 and January 1, 2022 of $2,922 and $4,057, respectively, consists primarily of other receivables and net VAT taxes.
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
The fair value of the Company’s debt approximates its carrying amount as of April 2, 2022 and January 1, 2022 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long term debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that falls within Level 2 of the Fair Value hierarchy.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company adopted this standard effective January 2, 2022 using the modified retrospective method and recognized a cumulative-effect adjustment increasing accumulated deficit and increasing the allowance for credit losses by $366.

	January 2, 2022
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Accounts Receivable, net	107,372	(366)	107,006
Cost in Excess of Billings	23,121	—	23,121
Accumulated Deficit	(8,578)	(366)	(8,944)
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for Emerging Growth Companies in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this standard effective January 2, 2022. The standard had no impact on the consolidated financial statements.
In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) which deferred the effective date for ASC 842, Leases, for one year. The leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the leasing standard effective January 2, 2022 and has elected to adopt the new standard at the adoption date using the modified retrospective method and recognized a cumulative-effect adjustment to accumulated deficit in the amount of $557. Under this approach, we will continue to report comparative period financial information under ASC 840. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As part of this adoption, we have implemented internal controls and key system functionality to enable the preparation of financial information.
The adoption of the standard resulted in recording right-of-use assets of $42,835 and lease liabilities of $44,776 as of January 2, 2022. The right-of-use assets are lower than the lease liabilities as existing deferred rent and lease incentive liabilities were recorded against the right-of-use assets at adoption in accordance with the standard. The standard had no impact on our debt-covenant compliance under our current agreements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard effective January 2, 2022. The standard had no impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective and may be applied beginning March 12, 2020, and will apply through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. The Company is currently evaluating the impact this adoption will have on Janus’s consolidated financial statements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company does not expect a significant impact of the standard on the consolidated financial statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Group’s consolidated financial position or results of operations.
3. Inventories
The major components of inventories as of April 2, 2022 and January 1, 2022 are as follows:

	April 2,	January 1,
	2022	2022
Raw materials	$46,195	$41,834
Work-in-process	772	671
Finished goods	17,259	14,091
	$64,226	$56,596
4. Property and Equipment
Property, equipment, and other fixed assets as of April 2, 2022 and January 1, 2022 are as follows:

	April 2,	January 1,
	2022	2022
Land	$4,501	$4,501
Manufacturing machinery and equipment	36,099	35,688
Leasehold improvements	4,873	4,599
Construction in progress	4,974	3,571
Other	13,939	13,287
	$64,386	$61,646
Less accumulated depreciation	(21,802)	(20,039)
	$42,584	$41,607

5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at April 2, 2022 and January 1, 2022, are as follows:

	April 2,			January 1,
	2022			2022
	Gross Carrying Amount	Accumulated Amortization	Average Remaining Life in Years	Gross Carrying Amount	Accumulated Amortization
Intangible Assets
Customer relationships	$409,715	$104,635	11	$410,094	$97,895
Noncompete agreements	411	236	5	412	231
Tradenames and trademarks	107,826	—	Indefinite	107,980	—
Other intangibles	61,804	46,484	6	61,836	46,156
	$579,756	$151,355		$580,322	$144,282
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $566 and $270 loss for the period ended April 2, 2022 and January 1, 2022, respectively. Amortization expense was approximately $7,225 and $6,832 for the three months ended April 2, 2022 and March 27, 2021, respectively.
The changes in the carrying amounts of goodwill for the period ended April 2, 2022 were as follows:

Balance as of January 1, 2022	$369,286
Changes due to foreign currency fluctuations	(7)
Balance as of April 2, 2022	$369,279
6. Accrued Expenses
Accrued expenses are summarized as follows:

	April 2,	January 1,
	2022	2022
Sales tax payable	$4,376	$3,606
Interest payable	5,189	2,741
Other accrued liabilities	1,082	1,766
Employee compensation	12,300	13,857
Customer deposits and allowances	25,729	24,555
Income taxes	6,797	810
Short term lease liabilities	4,762	—
Other	5,632	6,777
Total	$65,867	$54,111
Other as of April 2, 2022 and January 1, 2022 consists primarily of property tax, freight accrual, legal, accounting and other professional fee accruals.
7. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core, entered into a revolving line of credit facility with a financial institution. In August 2021, the Company increased the available line of credit from $50,000 to $80,000, incurred additional fees for this amendment of $425 and extended the maturity date from February 18, 2023 to August 12, 2024. The current line of credit facility is for $80,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of April 2, 2022 and January 1, 2022, the interest rate in effect for the facility was 3.8% and 3.5%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company has incurred deferred loan costs in the amount of $1,483 which are being amortized over the term of the facility that expires on August 12, 2024, using the effective interest method, and are presented as part of other assets within our consolidated balance sheet. The amortization of the deferred loan costs is included in interest expense on the consolidated statements of operations and comprehensive income. The unamortized portion of the fees as of April 2, 2022 and January 1, 2022 was approximately $586 and $648, respectively. There was $0 and $6,369 outstanding balance on the line of credit as of April 2, 2022 and January 1, 2022, respectively.
8. Long-Term Debt
Long-term debt consists of the following:

	April 2,	January 1,
	2022	2022
Note payable - Amendment No. 4 First Lien	720,363	722,379
Financing leases	617	—
	$720,980	$722,379
Less unamortized deferred finance fees	9,743	10,594
Less current maturities	8,215	8,067
Total long-term debt	$703,022	$703,718
Notes Payable - Amendment No.4 First Lien - On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155,000 which was used to fund the DBCI acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726,413 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of April 2, 2022). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $9,743 and $10,594 at April 2, 2022 and January 1, 2022, respectively. This refinancing amendment was accounted for as a modification and as such no gain or loss was recognized for this transaction and any bank fees, original issue discount and charges capitalized are being amortized as a component of interest expense over the remaining loan term. Third party fees paid in connection with this amendment were expensed.

As of April 2, 2022 and January 1, 2022, the Company maintained one letter of credit totaling approximately $400 on which there were no balances due.
In connection with the Company entering into the debt agreement discussed above, deferred finance fees were capitalized. These costs are being amortized over the terms of the associated debt under the effective interest rate method. Amortization of approximately $912 and $754 was recognized for the three months ended April 2, 2022 and March 27, 2021, respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit.
Aggregate annual maturities of long-term debt at April 2, 2022, are:

2022	$6,170
2023	8,226
2024	6,209
2025	700,353
2026	22
Thereafter	—
Total	$720,980
9. Business Combinations
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

In connection with the Business Combination, the Group incurred direct and incremental costs of approximately $44,500 related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees. In addition, the Company incurred $4,468 in transaction bonuses paid to key employees and $5,210 in non-cash share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan. See Note 10 - “Equity Incentive Plan and Unit Option Plan” for additional information.

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
During 2021, the Company incurred approximately $105 of third-party acquisition costs. These expenses are included in general and administrative expense of the Company’s consolidated statement of operations and comprehensive income for the three months ended March 27, 2021.
Pro forma results of operations for this acquisition have not been presented as the historical results of operations for G & M Stor-More Pty Ltd. are not material to the consolidated results of operations.
10. Equity Incentive Plan and Unit Option Plan
2021 Omnibus Incentive Plan
Effective June 7, 2021, the Group implemented an equity incentive program designed to enhance the profitability and value of its investment for the benefit of its stockholders by enabling Group to offer eligible directors, officers and employees equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s stockholders.
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

The following table summarizes all restricted stock unit activity:

	Three Months Ended April 2, 2022
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	275,370	$11.91
Granted	—	—
Vested	—	—
Forfeited	(4,198)	—
Outstanding at April 2, 2022	271,172	$11.91
Unvested at April 2, 2022	271,172	$11.91

Total compensation expense related to the above awards was approximately $600 for the three months ended April 2, 2022.

At April 2, 2022, total unrecognized compensation expense for nonvested equity awards granted was approximately $2.6 million. This expense is expected to be recorded over a weighted-average period of 3.29 years.

Midco - Class B Unit Incentive Plan

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

11. Stockholders’ Equity
On June 7, 2021, the Group’s common stock began trading on the NYSE under the symbol “JBI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available 825,000,000 shares of common stock with a par value of $0.0001 per share. Immediately following the Business Combination on June 7, 2021, there were 138,384,250 shares of common stock with a par value of $0.0001 outstanding. The Company has retroactively adjusted the shares issued and outstanding prior to June 7, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted. As of April 2, 2022, the number of outstanding shares is 146,561,717. The increase in outstanding shares is a result of warrant exercise and redemptions during the year ended January 1, 2022.

Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of April 2, 2022, zero shares of preferred stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.

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

Founder Shares
In August 2019, Juniper Industrial Sponsor, LLC (the “Sponsor”) purchased 8,625,000 shares of Class B common stock (the “founder shares”) of JIH for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per founder share. By virtue of the consummation of the Business Combination, the Sponsor’s Class B common stock was converted into the right to receive an equivalent number of shares of common stock, 2,000,000 of which (pro rata among the Sponsor shares and shares held by certain affiliates) (the

“Earnout Shares”) were contingent upon achieving certain market share price milestones as outlined in the Business Combination Agreement (the “Earnout Agreement”). The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement. The table below represents the approximate common stock holdings of Group immediately following the Business Combination.

	Shares	%
Janus Midco, LLC unitholders	70,270,400	50.8%
Public stockholders	43,113,850	31.2%
PIPE Investors	25,000,000	18.0%
Total	138,384,250	100.0%

Warrants
The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination. Immediately after giving effect to the Business Combination, there were 10,150,000 issued and outstanding private placement warrants. The private placement warrants were liability classified. Immediately after giving effect to the Business Combination, there were 17,249,995 issued and outstanding public warrants. The public warrants were equity classified. The private placement warrants and public warrants were all exercised or redeemed on November 18, 2021.

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
12. Related Party Transactions
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core, entered into a Management and Monitoring Services Agreement (“MMSA”) with the Class A Preferred Unit holders group. As a result of the Business Combination the MMSA was terminated effective June 7, 2021. Janus Core paid management fees of $2,615 to the Class A Preferred Unit holders group for the three months ended March 27, 2021. There were no Class A Preferred Unit holders group management fees accrued and unpaid as of April 2, 2022 and January 1, 2022, respectively.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a former member of the board of directors of the Group. Effective October 20, 2021 the member resigned from the board of directors of Janus Core. Rent payments paid to Janus Butler, LLC for the three months ended April 2, 2022 and March 27, 2021 were approximately $37 and $49, respectively. The original lease extended through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately $13 with an annual escalation of 1.5%.
Janus Core was previously a party to a lease agreement with 134 Janus International, LLC, which is an entity majority owned by a former member of the board of directors of the Company. In December 2021, the leased premises in Temple, Georgia were sold by the former director to a third party buyer, resulting in an assignment of the lease to said third-party buyer and an extension of the lease to November 30, 2031. Rent payments paid to 134 Janus International, LLC in the three months ended April 2, 2022 and March 27, 2021 were approximately and $0 and $114, respectively.

The Group is a party to a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a stockholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in March 2021 to extend the term until March 1, 2030, with monthly lease payments of $66 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the three months ended April 2, 2022 and March 27, 2021 were approximately $203 and $198, respectively.
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
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. Contract balances as of April 2, 2022 were as follows:

April 2, 2022
Contract assets, beginning of the period	$23,121
Contract assets, end of the period	$30,286
Contract liabilities, beginning of the period	$23,207
Contract liabilities, end of the period	$28,053
During the three months ended April 2, 2022, the Company recognized revenue of approximately $12,455 related to contract liabilities at January 1, 2022. There were new billings of approximately $17,301 for product and services for which there were unsatisfied performance obligations to customers and revenue had yet been recognized as of April 2, 2022.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three months ended April 2, 2022 and March 27, 2021:
Revenue by Timing of Revenue Recognition

	Three Months Ended
Reportable Segments by Timing of Revenue Recognition	April 2, 2022	March 27, 2021
Janus North America
Goods transferred at a point in time	$200,157	$120,893
Services transferred over time	25,099	25,641
	$225,256	$146,534
Janus International
Goods transferred at a point in time	10,798	7,073
Services transferred over time	7,116	5,487
	$17,914	$12,560
Eliminations	(13,650)	(6,270)
Total Revenue	$229,520	$152,824

Revenue by Sales Channel Revenue Recognition

	Three Months Ended
Reportable Segments by Sales Channel Revenue Recognition	April 2, 2022	March 27, 2021
Janus North America
Self Storage-New Construction	$75,709	$48,701
Self Storage-R3	61,572	39,331
Commercial and Others	87,975	58,502
	$225,256	$146,534
Janus International
Self Storage-New Construction	$11,897	$8,901
Self Storage-R3	6,017	3,659
	$17,914	$12,560
Eliminations	(13,650)	(6,270)
Total Revenue	$229,520	$152,824
14. Leases
On January, 2 2022, the Group adopted ASU 2016-02, Leases, using the optional transition method. Under this method, the Group has recognized the cumulative effect adjustment to the opening balance of retained earnings. The Group has elected to adopt the package of practical expedients which apply to leases that commenced before the adoption date. By electing the package of practical expedients, the Group did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. At lease commencement, a right-of-use (“ROU”) asset and lease liability is recorded based on the present value of the future lease payments over the lease term. The Group has elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. The Group leases facilities, vehicles, and other equipment under long-term operating and financing leases with varying terms.

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar service, which are considered non-lease components for accounting purposes. For our real estate leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. Furthermore, for all other types of leases the practical expedient was also elected whereby lease and non-lease components have been combined. The Group uses the non-cancellable lease term unless it is reasonably certain that a renewal or termination option will be exercised. When available, the Group will use the rate implicit in the lease to discount lease payments to present value, however as most leases do not provide an implicit rate, the Group will estimate the incremental borrowing rate to discount the lease payments. The Group estimates the incremental borrowing rate based on the rates of interest that the Group would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. The ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives. The Group does not consider renewal periods or early terminations to be reasonably certain and are thus not included in the lease term for real estate or equipment assets.

The components of ROU assets and lease liabilities were as follows:

(in thousands)	Balance Sheet Classification	April 2, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$40,902
Finance lease assets	Right-of-use assets, net	$616
Total leased assets		$41,518

Liabilities:
Current:
Operating	Other accrued expenses	$4,762
Financing	Current maturities of long-term debt	$147
Noncurrent:
Operating	Other long-term liabilities	$38,241
Financing	Long-term debt	$470
Total lease liabilities		$43,620
The components of lease expense were as follows:

Three Months Ended
(in thousands)	April 2, 2022
Operating lease cost	$1,986
Short-term lease cost	$60
Financial lease cost:
Amortization of right-of-use assets	$17
Interest on lease liabilities	$3
Total lease cost	$2,066
Other information related to leases was as follows:

Three Months Ended
April 2, 2022

Weighted Average Remaining Lease Term

Operating Leases	10.0 years
Finance Leases	3.8 years

Weighted Average Discount Rate

Operating Leases	6.5%
Finance Leases	5.0%
As of April 2, 2022, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in thousands)

2022	$5,577
2023	$6,957
2024	$6,068
2025	$5,680
2026	$5,265
Later years	$30,961
Total future lease payments	$60,508
Less imputed interest	$(17,505)
Present value of future lease payments	$43,003
As of April 2, 2022, minimum repayments of long-term debt under financing leases were as follows:

(in thousands)

2022	$130
2023	$174
2024	$174
2025	$174
2026	$25
Later years	$—
Total future lease payments	$677
Less imputed interest	$(60)
Present value of future lease payments	$617

15. Income Taxes

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
The provision for income taxes for the three months ended April 2, 2022 and March 27, 2021 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the period in which the event occurs.
During the three months ended April 2, 2022 and March 27, 2021, the Company recorded a total income tax provision (benefit) of approximately $6,607 and $(155) on pre-tax income of approximately $26,311 and $14,564 resulting in an effective tax rate of 25.1% and (1.1)%, respectively. The effective tax rates for these periods were primarily impacted by the change in tax status of the Group, statutory rate differentials, changes in estimated tax rates, and permanent differences.
16. Net Income Per Share
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
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three months ended April 2, 2022 and March 27, 2021 (in thousands except share data):

	Three Months Ended
	April 2, 2022	March 27, 2021
Numerator:
Net income attributable to common stockholders	$19,704	$14,719
Denominator:
Weighted average number of shares:
Basic	146,561,717	66,145,633
Adjustment for Restricted Stock Units	271,172	$—
Diluted	146,832,889	66,145,633
Basic net income per share attributable to common stockholders	$0.13	$0.22
Diluted net income per share attributable to common stockholders	$0.13	$0.22

17. Segments Information
The Company operates its business and reports its results through two reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. The Janus International segment is comprised of JIEH with its production and sales located largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door and Steel Door Depot.

Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended
	April 2,	March 27,
	2022	2021
Revenue
Janus North America	$225,256	$146,534
Janus International	17,914	12,560
Intersegment	(13,650)	(6,270)
Consolidated Revenue	$229,520	$152,824
Income From Operations
Janus North America	$34,855	$23,915
Janus International	249	307
Eliminations	11	27
Total Segment Operating Income	$35,115	$24,249
Depreciation of Property and Equipment Expense
Janus North America	$1,673	$1,367
Janus International	184	106
Consolidated Depreciation of Property and Equipment Expense	$1,857	$1,473
Amortization of Intangible Assets
Janus North America	$6,886	$6,414
Janus International	339	418
Consolidated Amortization Expense	$7,225	$6,832
Capital Expenditures
Janus North America	$2,553	$1,419
Janus International	327	944
Consolidated Capital Expenditures	$2,880	$2,363
Identifiable Assets
Janus North America	$1,134,286	$843,686
Janus International	$64,422	$55,060
Consolidated Assets	$1,198,708	$898,746
18. Significant Estimates and Concentrations
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:
General Litigation
From time to time, we are involved in various lawsuits, claims, and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required. As of the date of this Quarterly Report on Form 10-Q, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations, and cash flows of the Company.

Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200 as of April 2, 2022 and January 1, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $467 and $383 as of April 2, 2022, and January 1, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $250 and $250 as of April 2, 2022 and January 1, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $1,710 and $1,539 as of April 2, 2022 and January 1, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
19. Subsequent Events
For the interim consolidated financial statements as of April 2, 2022, the Company has evaluated subsequent events through the issuance date of the financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the unaudited consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”).
Certain information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for Janus’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Janus’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Form 10-Q. We assume no obligation to update any of these forward-looking statements.
Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Midco” “Janus,” “we,” “us,” “our,” and other similar terms refer to Midco and its subsidiaries prior to the Business Combination and to Janus International Group Inc. (Parent) and its consolidated subsidiaries after giving effect to the Business Combination.
Percentage amounts included in this 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Form 10-Q. Certain other amounts that appear in this Form 10-Q may not sum due to rounding.
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
•Results of Operations: This section provides an analysis of our results of operations for the three months ended April 2, 2022 and March 27, 2021, respectively.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the three months ended April 2, 2022 and March 27, 2021, respectively. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at April 2, 2022, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a leading global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore. The Company focuses on two primary markets, providing building solutions to the self-storage industry and the broader commercial industrial market. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large REITs or returns-driven operators of scale and are primarily located in the top 50 Metropolitan Statistical Areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace of damaged or end-of-life products.
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. The

Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, and Steel Door Depot.
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
The concept of R3 (Restore, Rebuild, Replace) is to replace storage unit doors, optimizing unit mix and idle land, and adding a more robust security solution to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel also includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and moveable additional storage structures (“MASS”).
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
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the fast-growing commercial and self storage markets, expand its market share, as well as capitalize on the aging self-storage facilities, while continuing to diversify our products and solutions. We believe Janus is a bespoke provider of not only products, but solutions that generate a favorable financial outcome for our clients.
During 2021, we acquired G&M, DBCI, and ACT to expand market share. Our M&A activity has collectively enhanced our growth trajectory, technology and global footprint, while providing us access to highly attractive adjacent categories.
Total revenue was $229.5 million for the three months ended April 2, 2022, representing an increase of 50.2% from $152.8 million for the three months ended March 27, 2021.
Revenues increased in the first quarter of 2022 as compared to the first quarter of 2021, largely due to continued strong performance within all three sales channels and $22.1 million of inorganic growth as a result of the DBCI and ACT acquisitions coupled with the impact from the commercial actions taken in 2021. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, with the exception of the fact that the International segment does not sell into the Commercial sales channel.
Adjusted EBITDA was $44.7 million for the three months ended April 2, 2022, representing a 37.0% increase from $32.6 million for the three months ended March 27, 2021.

Adjusted EBITDA as a percentage of revenue was 19.5% for the three months ended April 2, 2022, representing a decrease of 1.8% from 21.3% for the three months ended March 27, 2021. The reduction in Adjusted EBITDA margins is a direct result of the inflationary increases in raw material, labor and logistics costs impacting the business in advance of price increases taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with continued strategic investments in our Nokē Smart entry ground game and customer service department.
Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

The Business Combination
On June 7, 2021, Juniper Industrial Holdings, Inc. (“Juniper”) consummated a business combination with Midco pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. At the closing date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The shares of common stock of the Company are currently traded on the NYSE under the symbol “JBI”.

As a result of the Business Combination, equityholders of Midco received aggregate consideration with a value equal to $1.2 billion which consisted of (i) $541.7 million in cash and (ii) $702.7 million in shares of our common stock, or 70,270,400 shares based on an assumed stock price of $10.00 per share. In connection with the closing of the Business Combination, the Sponsor received the Earnout Shares contingent upon achieving certain market share price milestones as outlined in the Business Combination Agreement. The vesting of the Earnout Shares occurred as of the close of the trading on June 21, 2021.
Part of the proceeds from the merger were used to pay a non-liquidating cash distribution to Midco unitholders’ in the amount of $541.7 million and partial payment of our Note Payable in the amount of $61.6 million. (See “Liquidity and Capital Resources” section).
Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage and commercial and industrial facilities and also offers installation services along with the products. Janus North America represented 92.2% and 91.8% of Janus’s revenue for the three months ended April 2, 2022 and March 27, 2021, respectively.
Janus International is comprised solely of one operating segment, JIEH. The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe as well as Australia. Janus International does not sell into the commercial end markets. Janus International represented 7.8% and 8.2% of Janus’s revenue for the three months ended April 2, 2022 and March 27, 2021, respectively.
Acquisitions
Our highly accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation.
Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth. Since 2021, Janus has completed three acquisitions which contributed a combined $58.7 million inorganic revenue increase from December 26, 2020 through April 2, 2022. Refer to Item 1A. Risk Factors within this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which contain further information on the risks associated with integration of these acquisitions. Janus acquired the following three companies to fuel the inorganic growth of its manufacturing capabilities, product offerings, and technology solutions provided to customers.
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
On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity of ACT, a company incorporated in North Carolina, for $10.3 million. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix, a company incorporated in North Carolina. ACT has specialized in protecting critical assets in the self-storage and industrial building industries for over 7 years. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its Nokē Smart Entry ground game.
Impact of Brexit
The U.K. exit from the European Union on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. Political and regulatory responses to the withdrawal are still developing. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

Impact of COVID-19 and the CARES Act
In early 2020, the Coronavirus (COVID-19) swiftly began to spread globally, and the World Health Organization (WHO) subsequently declared COVID-19 to be a public health emergency of international concern on March 11, 2020. The COVID-19 outbreak resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The full extent to which COVID-19 impacts Janus’s business, results of operations and financial condition are dependent on the further duration and spread of the outbreak mainly within the United States, Europe, and Australia.
To aid in combating the negative business impacts of COVID-19, the federal government enacted the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” on March 27, 2020. Under the CARES Act, Janus deferred $2.6 million in payroll taxes of which half of the balance was paid on December 31, 2021 and the remaining balance, or $1.3 million is due December 31, 2022.
As a result of COVID-19 and in support of continuing its manufacturing efforts, Janus has undertaken a number of steps to protect its employees, suppliers and customers, as their safety and well-being is one of our top priorities. There was $0.1 million and $0.2 million in COVID-19 related expenses in the three months ended April 2, 2022 and March 27, 2021, respectively, primarily related to COVID-19 PPE supplies and COVID tests.
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
Our unaudited consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of April 2, 2022. Events and changes in circumstances arising after April 2, 2022, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount is reflective of the health of Janus and indicative of an expansion or contraction of the overall business. We expect to continue to increase headcount in the future as we grow our business. Moreover, we expect that we will continue to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being a public company.
The following table sets forth key performance measures for the three months ended April 2, 2022 and March 27, 2021
(dollar amounts in thousands)

	Three Months Ended		Variance
	April 2, 2022	March 27, 2021	$	%
Total Revenue	$229,520	$152,824	$76,696	50.2%
Adjusted EBITDA	$44,667	$32,614	$12,053	37.0%
Adjusted EBITDA (% of revenue)	19.5%	21.3%		(1.8)%

As of April 2, 2022, and March 27, 2021, our employee headcount was 2,125 (including 519 temporary employees) and 1,699 (including 380 temporary employees), respectively.

Total revenue increased by $76.7 million or 50.2% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021 primarily due to improved market conditions, commercial actions instituted in 2021 and increased volumes partially related to pull through of the 2021 new construction pent up demand coupled with a $22.1 million increase in inorganic revenue growth as a result of the DBCI and ACT acquisitions. (See “Results of Operations” section).
Adjusted EBITDA increased by $12.1 million or 37.0% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021, primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.

Adjusted EBITDA as a percentage of revenue decreased 1.8% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021, primarily due to inflationary increases in raw material, labor and logistics costs in advance of commercial and cost containment actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in the continued build out of our Nokē Smart entry ground game and customer service department. (See “Non-GAAP Financial Measures” section).
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
We have presented results of operations, including the related discussion and analysis for the three months ended April 2, 2022 compared to the three months ended March 27, 2021.
Components of Results of Operations
Sales of products. Sale of products represents the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination (Janus Core) and at the point of shipping (all other segments). We expect our product revenue may vary from period to period on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels: Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
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
Cost of sales. Our cost of sales consists of the cost of products and cost of services. Cost of products includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations as well as overhead and indirect costs. Cost of services includes third-party installation subcontractor costs directly associated with the installation of our products. Our cost of sales includes purchase price variance, cost of spare or replacement parts, warranty costs, excess and obsolete inventory charges, shipping costs, and an allocated portion of overhead costs, including depreciation. We expect cost of sales to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
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
Interest expense. Consists of interest expense on short-term and long-term debt, amortization on deferred financing fees, and interest associated with finance lease liabilities (See “Long Term Debt” section).

Factors Affecting the Results of Operations
Key Factors Affecting the Business and Financial Statements
Janus’s management believes our performance and future growth depends on a number of factors that present significant opportunities but also pose risks and challenges.
Factors Affecting Revenues
Janus’s revenues from products sold are driven by economic conditions, which impacts new construction of self-storage facilities, R3 of self-storage facilities, and commercial revenue.
Janus periodically modifies sales prices of their products due to changes in costs for raw materials and energy, market conditions, labor and logistics costs and the competitive environment. In certain cases, realized price increases are less than the announced price increases due to project pricing, competitive reactions and changing market conditions. Janus also offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income.
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
Janus’s largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’s control and have a direct impact on the financial results. In 2021 and 2022, Janus entered into agreements with two of its largest suppliers in order to lock in steel coil prices for part of Janus’s production needs and partially mitigate the potential impacts of short-term steel coil price fluctuations. This arrangement allows Janus to purchase quantities of product within specified ranges as outlined in the contracts.
Freight costs are driven by Janus’s volume of sales of products and are subject to the freight market pricing environment.
Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our unaudited consolidated financial statements included elsewhere in this Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.

Results of Operations
(dollar amounts in thousands)
For the three months ended April 2, 2022 compared to the three months ended March 27, 2021

	Three Months Ended		Variance
	April 2, 2022	March 27, 2021	$	~~%~~
REVENUE
Sales of products	$197,306	$121,696	$75,610	62.1%
Sales of services	32,214	31,128	1,086	3.5%
Total revenue	$229,520	$152,824	$76,696	50.2%
Cost of Sales	152,950	99,531	53,419	53.7%
GROSS PROFIT	$76,570	$53,293	$23,277	43.7%
OPERATING EXPENSE
Selling and marketing	13,349	9,458	3,891	41.1%
General and administrative	28,106	19,586	8,520	43.5%
Operating Expenses	$41,455	$29,044	$12,411	42.7%
INCOME FROM OPERATIONS	$35,115	$24,249	$10,866	44.8%
Interest expense	(8,775)	(8,126)	(649)	8.0%
Other expense	(28)	(1,559)	1,531	(98.2)%
Other Expense, Net	$(8,804)	$(9,685)	$881	(9.1)%
INCOME BEFORE TAXES	$26,311	$14,564	$11,747	80.7%
Provision (benefit) for Income Taxes	6,607	(155)	6,762	(4362.6)%
NET INCOME	$19,704	$14,719	$4,985	33.9%
Revenue
(dollar amounts in thousands)

	Three Months Ended
				Variance %	Revenue Variance Breakdown
	April 2, 2022	March 27, 2021	Variance		Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$197,306	$121,696	$75,610	62.1%	$20,378	$55,232	45.4%
Sales of services	32,214	31,128	1,086	3.5%	1,698	(612)	(2.0)%
Total	$229,520	$152,824	$76,696	50.2%	$22,076	$54,620	35.7%
The $76.7 million revenue increase for the three months ended April 2, 2022 compared to the three months ended March 27, 2021 is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels coupled with inorganic growth of $22.1 million as a result of the DBCI and ACT acquisitions.
The following table and discussion compare Janus’s sales by sales channel (dollar amounts in thousands).

	Three Months Ended		Three Months Ended		Variance
	April 2, 2022	% of sales	March 27, 2021	% of sales	$	%
New Construction - Self Storage	$81,001	35.3%	$56,117	36.7%	$24,884	44.3%
R3 - Self Storage	67,328	29.3%	42,990	28.1%	24,338	56.6%
Commercial and Other	81,191	35.4%	53,717	35.1%	27,474	51.1%
Total	$229,520	100.0%	$152,824	100.0%	$76,696	50.2%
New construction sales increased by $24.9 million or 44.3% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021, respectively. The increase in the three months ended April 2, 2022 is primarily due to commercial initiatives and strong growth related to the 2021 pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic continuing to ship in the first quarter of 2022.

R3 sales increased by $24.3 million or 56.6% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021 due to the increase of conversions and expansions as self-storage capacity continues to be brought online through R3 as opposed to greenfield sites coupled with the positive impacts from commercial actions.
Commercial and other sales increased by $27.5 million or 51.1% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021 due to Janus Core and ASTA experiencing favorable market gains due to the continued e-commerce movement coupled with share gains in both the commercial steel roll up door market and ASTA’s rolling steel product line. In addition, the commercial and other sales channel continued to benefit from the commercial actions instituted in 2021.
Cost of Sales and Gross Margin
(dollar amounts in thousands)
Gross margin decreased by 1.5% to 33.4% for the three months ended April 2, 2022 from 34.9% for the three months ended March 27, 2021 due primarily to increased raw material, labor and logistics costs in advance of commercial and cost containment initiatives taking effect.

	Three Months Ended				Cost of Sales Variance Breakdown
	April 2, 2022	March 27, 2021	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$152,950	$99,531	$53,419	53.7%	$17,677	$35,743	35.9%
The $53.4 million or 53.7% increase in cost of sales for the three months ended April 2, 2022 compared to the three months ended March 27, 2021 is primarily attributable to revenue increases, increased raw material, labor and logistics costs on a global basis, and inorganic growth of $17.7 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing

Selling and marketing expenses increased $3.9 million or 41.1% from the three months ended March 27, 2021 compared to the three months ended April 2, 2022, primarily due to increased marketing, trade show and payroll related costs for additional headcount to support revenue growth coupled with limited travel, marketing and trade show costs in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $0.9 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - General and administrative
General and administrative expenses increased $8.5 million or 43.5% from the three months ended March 27, 2021 compared to the three months ended April 2, 2022, primarily due to an increase in general liability and health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company and $2.8 million as a result of the DBCI and ACT acquisitions.
Interest Expense
Interest expense increased $0.6 million or 8.0% for the three months ended March 27, 2021 compared to the three months ended April 2, 2022, primarily due to the new borrowings of $155.0 million in August 2021. (See “Liquidity and Capital Resources” section).
Other Expense
Other expense decreased by $1.5 million or 98.2% from $1.6 million of other expense for the three months ended March 27, 2021 to $0.03 million of other expense for the three months ended April 2, 2022. The decrease in other expense for the three months ended April 2, 2022is primarily due to a $1.4 million loss on extinguishment of debt included in the three months ended March 27, 2021 but not present in the three months ended April 2, 2022.
Income Taxes
Income tax expense increased by $6.8 million or 4362.6% from $(0.2) million for the three months ended March 27, 2021 to $6.6 million for the three months ended April 2, 2022, due to a tax structure change from a limited liability company that was considered a disregarded entity for tax purposes to a Corporation as a result of the Business Combination that occurred on June 7, 2021.
Net Income
The $5.0 million or 33.9% increase in net income for the three months ended March 27, 2021 compared to the three months ended April 2, 2022 is largely due to an increase in revenue, partially offset by increases in raw material, labor and logistics costs coupled with increases in selling and general and administrative expenses, interest expense, and income taxes.

Segment Results of Operations
We operate in and report financial results for two segments: Janus North America and Janus International with the following sales channels: Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
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
Results of Operations - Janus North America
(dollar amounts in thousands)
For the three months ended April 2, 2022 compared to the three months ended March 27, 2021

	Three Months Ended		Variance
	April 2, 2022	March 27, 2021
			$	%
REVENUE
Sales of products	$200,157	$120,893	$79,264	65.6%
Sales of services	25,099	25,641	(542)	(2.1)%
Total revenue	$225,256	146,534	$78,722	53.7%
Cost of Sales	152,970	96,772	56,198	58.1%
GROSS PROFIT	$72,286	49,762	$22,524	45.3%
OPERATING EXPENSE
Selling and marketing	12,617	8,695	3,922	45.1%
General and administrative	24,814	17,152	7,662	44.7%
Operating Expenses	$37,431	$25,847	$11,584	44.8%
INCOME FROM OPERATIONS	$34,855	$23,915	$10,940	45.7%
Revenue
(dollar amounts in thousands)

	Three Months Ended		Variances	Variance %	Revenue Variance Breakdown
	April 2, 2022	March 27, 2021			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$200,157	$120,893	$79,264	65.6%	$20,378	$58,886	48.7%
Sales of services	25,099	25,641	(542)	(2.1)%	1,698	(2,240)	(8.7)%
Total	$225,256	$146,534	$78,722	53.7%	$22,076	$56,646	38.7%
The $78.7 million or 53.7% revenue increase is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels, positive impact from commercial actions taken in 2021, coupled with inorganic growth of $22.1 million as a result of the DBCI and ACT acquisitions.

The following table and discussion compare Janus North America sales by sales channel (dollar amounts in thousands).

	Three Months Ended				Variance
	April 2, 2022	% of total sales	March 27, 2021	% of total sales
					$	%
New Construction - Self Storage	$75,709	33.6%	$48,701	33.2%	$27,008	55.5%
R3 - Self Storage	61,572	27.3%	39,331	26.9%	22,241	56.5%
Commercial and Other	87,975	39.1%	58,502	39.9%	29,473	50.4%
Total	$225,256	100.0%	$146,534	100.0%	$78,722	53.7%
New Construction sales increased by $27.0 million or 55.5% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021, primarily due to commercial initiatives and strong growth related to shipments on the pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic that negatively impacted first quarter 2021.
R3 sales increased by $22.2 million or 56.5% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021, primarily due to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.
Commercial and Other sales increased by $29.5 million or 50.4% for the three months ended April 2, 2022 compared to the three months ended March 27, 2021 due to increases in both Janus Core and ASTA commercial steel roll up door market, from continued strong momentum of the ASTA rolling steel product line and commercial initiatives implemented to offset the inflationary increases of raw materials, labor, and logistics costs.
Cost of Sales and Gross Margin
(dollar amounts in thousands)
Gross Margin decreased by 1.9% to 32.1% for the three months ended April 2, 2022 from 34.0% for the three months ended March 27, 2021, primarily due to continued increased raw material, labor and logistics costs in advance of commercial and cost containment initiatives taking full effect.

	Three Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	April 2, 2022	March 27, 2021			Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$152,970	$96,772	$56,198	58.1%	$17,677	$38,521	39.8%
The $56.2 million or 58.1% increase in cost of sales for the three months ended April 2, 2022 compared to the three months ended March 27, 2021 is primarily due to increased revenue coupled with an increase in raw material, labor, and logistics costs. In addition, there was an inorganic increase of $17.7 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $3.9 million or 45.1% from $8.7 million for the three months ended March 27, 2021 to $12.6 million for the three months ended April 2, 2022, primarily due to increased marketing and trade show and payroll related costs for additional headcount to support revenue growth coupled with lower spend on travel, marketing and trade shows in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $0.9 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - General and administrative
General and administrative expenses increased $7.7 million or 44.7% from $17.2 million for the three months ended March 27, 2021 to $24.8 million for the three months ended April 2, 2022, primarily due to an increase in general liability and health insurance costs, professional fees and payroll related costs for additional headcount to support the incremental revenue coupled with the incremental costs associated with the transition to a public company and $2.8 million as a result of the DBCI and ACT acquisitions.
Income from Operations
Income from operations increased by $10.9 million or 45.7% from $23.9 million for the three months ended March 27, 2021 to $34.9 million for the three months ended April 2, 2022, primarily due to an increase revenue, partially offset by an increase in cost of sales, selling and general and administrative expenses.

Results of Operations - Janus International
(dollar amounts in thousands)
Results of Operations - Janus International - For the three months ended April 2, 2022 compared to the three months ended March 27, 2021

	Three Months ended		Variance
	April 2, 2022	March 27, 2021
			$	%
REVENUE
Sales of products	$10,798	$7,073	$3,725	52.7%
Sales of services	7,116	5,487	1,629	29.7%
Total revenue	$17,914	$12,560	$5,354	42.6%
Cost of Sales	13,641	9,055	4,586	50.6%
GROSS PROFIT	$4,273	3,505	$768	21.9%
OPERATING EXPENSE
Selling and marketing	732	763	(31)	(4.1)%
General and administrative	3,292	2,435	857	35.2%
Operating Expenses	$4,024	$3,198	$826	25.8%
INCOME FROM OPERATIONS	$249	$307	$(58)	(18.9)%
Revenue
(dollar amounts in thousands)

	Three Months Ended		Variances	Variance %	Revenue Variance Breakdown
	April 2, 2022	March 27, 2021			Organic Growth	Organic Growth
Sales of products	$10,798	$7,073	$3,725	52.7%	$3,725	52.7%
Sales of services	7,116	5,487	1,629	29.7%	1,629	29.7%
Total	$17,914	$12,560	$5,354	42.6%	$5,354	42.6%
The $5.4 million revenue increase includes a 42.6% increase in organic growth driven by increased sales volumes due to improved market conditions and commercial actions instituted in 2021.
The following table illustrates the sales by channel for the three months ended April 2, 2022 and March 27, 2021 (dollar amounts in thousands).

	Three Months Ended			% of total sales	Variance
	April 2, 2022	% of total sales	March 27, 2021		$	%
New Construction - Self Storage	$11,897	66.4%	$8,901	70.9%	$2,996	33.7%
R3 - Self Storage	6,017	33.6%	3,659	29.1%	2,358	64.4%
Total	$17,914	100.0%	$12,560	100.0%	$5,354	42.6%
New Construction sales increased by $3.0 million or 33.7% to $11.9 million for the three months ended April 2, 2022 from $8.9 million for the three months ended March 27, 2021 due to increased volumes, commercial actions, and improved market conditions as the international market continues to open up after the COVID-19 pandemic.

R3 sales increased by $2.4 million or 64.4% to $6.0 million for the three months ended April 2, 2022 from $3.7 million for the three months ended March 27, 2021, primarily due to increased volumes, commercial actions, and improved market conditions as the international market continues to open up after the COVID-19 pandemic

Cost of Sales and Gross Margin
(dollar amounts in thousands)

Gross Margin decreased by 4.0% to 23.9% for the three months ended April 2, 2022 from 27.9% for the three months ended March 27, 2021. The decline in gross margin for the three months ended April 2, 2022 is the result of higher raw material, labor and logistics costs and an increase in mezzanine product sales which have a lower margin profile than typical product offerings as these products are buy-resale, coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

	Three Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	April 2, 2022	March 27, 2021			Organic Growth	Organic Growth %
Cost of Sales	$13,641	$9,055	$4,586	50.6%	$4,586	50.6%
Cost of sales increased by $4.6 million or 50.6% from $9.1 million for the three months ended March 27, 2021 to $13.6 million for the three months ended April 2, 2022 generally in line with a 42.6% increase in revenues coupled with an increase in raw material, labor and logistics costs and mezzanine product sales.
Operating Expenses - Selling and marketing
Selling and marketing expense slightly decreased from $0.8 million for the three months ended March 27, 2021 to $0.7 million for the three months ended April 2, 2022.
Operating Expenses - General and administrative
General and administrative expenses increased $0.9 million or 35.2% from $2.4 million for the three months ended March 27, 2021 to $3.3 million for the three months ended April 2, 2022 primarily due to the continued investment in personnel and infrastructure to support the strategic growth objectives and public company requirements of the international business operations.
Income from Operations
Income from operations remained consistent from $0.3 million for the three months ended March 27, 2021 to $0.2 million for the three months ended April 2, 2022.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by Janus to evaluate its operating performance, develop future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, Janus believes these measures provide useful information to investors and others in understanding and evaluating Janus’s operating results in the same manner as its management and board of directors. In addition, the Adjusted EBITDA provide useful measures for period-to-period comparisons of Janus’s business, as the adjustments remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and other non-operational, non-recurring items.
Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the nearest GAAP equivalent of Adjusted EBITDA. These limitations include that the non-GAAP financial measures:
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
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:
(dollar amounts in thousands)

	Three Months Ended		Variance
	April 2, 2022	March 27, 2021
			$	%
Net Income	$19,704	$14,719	$4,985	33.9%
Interest Expense	8,775	8,126	649	8.0%
Income Taxes	6,607	(155)	6,762	(4362.6)%
Depreciation of property and equipment	1,857	1,473	384	26.1%
Amortization	7,225	6,832	393	5.7%
EBITDA	$44,168	$30,995	$13,173	42.5%
Loss on extinguishment of debt(1)	—	1,421	(1,421)	(100.0)%
COVID-19 related expenses(2)	109	198	(89)	(45.1)%
Facility relocation(3)	103	—	103	—%
Acquisition Expense(4)	287	—	287	—%
Adjusted EBITDA	$44,667	$32,614	$12,053	37.0%

(1)Adjustment for loss on extinguishment of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2021.
(2)Expenses which are one-time and non-recurring related to the COVID-19 pandemic. (See Impact of COVID-19 section).
(3)Expenses related to the facility relocation for ASTA.
(4)Expenses related to the transition services agreement for the DBCI acquisition which closed August 18, 2021.
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
Holding Company Status
The Company was formed to consummate the business combination and act as a holding company of Janus Core, as such it owns no material assets and does not conduct any business operations of its own. As a result, the Company is largely dependent upon cash dividends and distributions and other transfers from its subsidiaries to meet obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or make other distributions to us.
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
Debt Profile

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					April 2, 2022	January 1, 2022
Notes Payable - Amendment No. 4 1st Lien	726,413	February 12, 2021	February 12, 2025	4.25%[1]	720,363	722,379
Financing leases					617	—
Total principal debt					$720,980	$722,379
Less unamortized deferred finance fees					9,743	10,594
Less current portion of long-term debt					8,215	8,067
Long-term debt, net of current portion					$703,022	$703,718
(1)The interest rate on the Amendment No. 4 1st Lien term loan as of April 2, 2022, was 4.25%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%
As of April 2, 2022 and January 1, 2022, the Company maintained one letter of credit totaling approximately $0.4 million and $0.4 million, respectively, on which there were no balances due.

On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen, new borrowings of $155.0 million and a consolidation of the prior outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 million with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 30, 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.25% as of April 2, 2022). Unamortized debt issuance costs are approximately $9.7 million at April 2, 2022. This refinancing amendment was accounted for as modification of existing terms and as such no gain or loss was recognized for this transaction and any third party fees were expensed with bank fees, original issue discount and charges capitalized and are being amortized as a component of interest expense over the remaining loan term.
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

On August 18, 2021, the Company increased the available line of credit from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 12, 2023 to August 12, 2024. There was $0 and $6.4 million outstanding balance on the line of credit as of April 2, 2022 and January 1, 2022. As of April 2, 2022 and January 1, 2022 the interest rate in effect for the facility was 3.8% and 3.5%, respectively. The line of credit is secured by accounts receivable and inventories.
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
The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of April 2, 2022, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
Statement of cash flows
(dollar amounts in thousands)
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Consolidated Statements of Cash Flows in the Unaudited Consolidated Financial Statements.
Three months ended April 2, 2022 compared to the three months ended March 27, 2021:

	April 2, 2022	March 27, 2021	Variance
			$	%
Net cash provided by operating activities	$24,777	$25,560	$(783)	(3.1)%
Net cash used in investing activities	(2,880)	(3,873)	993	(25.6)%
Net cash used in financing activities	(8,405)	(2,492)	(5,913)	237.3%
Effect of foreign currency rate changes on cash	(58)	54	(112)	(207.4)%
Net increase in cash and cash equivalents	$13,434	$19,249	$(5,815)	(30.2)%
Net cash provided by operating activities
Net cash provided by operating activities increased by $0.8 million to $24.8 million for the three months ended April 2, 2022 compared to $25.6 million for the three months ended March 27, 2021. This was primarily due to an increase of $7.2 million to net income adjusted for non-cash items and an investment in net working capital of $10.5 million to continue to support revenue growth, which was driven by a $1.3 million increase in prepaid and other current assets, $2.7 million increase in inventory to ensure supply to our plants in the current raw material constrained environment coupled with raw material inflation, $18.8 million increase in accounts receivable and deferred revenue as a result of increased sales volume and commercial initiatives, $4.7 million increase in accounts payable, and a $7.6 million increase in other accrued expenses. Additionally, there was a $2.5 million improvement in other assets and long-term liabilities.
Net cash used in investing activities
Net cash used in investing activities decreased by $1.0 million for the three months ended April 2, 2022 as compared to the three months ended March 27, 2021. This decrease was driven primarily by the acquisition of G&M Stor-More Pty Ltd. with a net payment of $1.6 million in the first quarter of 2021 which was offset by a $0.6 million increase in capital expenditures for the three months ended April 2, 2022 as compared with the three months ended March 27, 2021.
Net cash used in financing activities
Net cash used in financing activities increased by $5.9 million for the three months ended April 2, 2022 as compared to the three months ended March 27, 2021. This increase was driven by a $6.4 million pay down on the line of credit and $0.4 increase in principal payments of long term debt which was offset by a decrease of $0.8 million in deferred financing fees and $0.1 million of distributions paid to Midco unitholders in the first quarter of 2021.
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
Contractual Obligations
(dollar amounts in thousands)
Summarized below are our approximate contractual obligations as of April 2, 2022 and their expected impact on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long Term Debt Obligations	$720,980	$6,170	$14,435	$700,353	$22
Long Term Supply Contracts (1)	38,343	38,343	—	—	—
Other Long Term Liabilities (2)	60,509	5,578	13,024	10,946	30,961
Total	$819,832	$50,091	$27,459	$711,299	$30,983
(1)Long Term Supply Contracts relate to the multiple fixed price agreements.
(2)Other Long-Term Liabilities relate to operating lease liabilities and $0.1 million of contingent consideration related to the ACT acquisition.
Long-Term Debt Obligations is comprised of an Amendment No 4 First Lien Term Loan (see Note 8 to our Unaudited Consolidated Financial Statements for a further discussion) that expires on February 12, 2025. The Company’s intention is to amend and extend or refinance this loan well in advance of the current maturity date. In addition, the Company has finance lease liabilities included in long-term debt.

Other Long Term Liabilities consist of operating lease liabilities for real and personal property leases with various lease expiration dates (see Note 14 to our Unaudited Consolidated Financial Statements for a further discussion) and $0.9 million of contingent consideration related to the ACT acquisition. The amount listed in the thereafter category is primarily comprised of five real property leases with expiration dates ranging from 2026 – 2036.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, Janus also had another commitment for which it is contingently liable as of April 2, 2022 and January 1, 2022 consisting of an outstanding letter of credit of $0.4 million.
Off-Balance Sheet Arrangements
As of April 2, 2022, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.
Related Party Transactions
See Note 12 to our Unaudited Consolidated Financial Statements for a discussion of related party transactions.
Subsequent Events
See Note 19 to our Unaudited Consolidated Financial Statements for a discussion of subsequent events.
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
The consolidated financial statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, Janus makes estimates, assumptions, and judgments that affect what Janus reports as its assets and liabilities, what Janus discloses as contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented.
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
Allowance for credit losses
On January 2, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The Company selected the loss-rate method to be used in the CECL analysis for trade receivables and contract assets.

The Company determined that pooling accounts receivable by business units was the most appropriate because of the similarity of risk characteristics within each line such as customers and services offered. Historical losses and customer-specific reserve information that are used to calculate the historical loss rates are available for each business unit. During the pooling process, the Company identified two distinct customer types: commercial and self-storage. As these customer types have different risk characteristics, the Company concludes to pool the financial assets at this level within each business unit.

Commercial customers typically are customers contracting with the Company on short-term projects with smaller credit limits and overall, smaller project sizes. Due to the short-term nature and smaller scale of these types of projects, the Company expects minimal write-offs of its receivables at the Commercial pool.

Self-storage projects typically involve general contractors and make up the largest portion of the Company’s accounts receivable balance. These projects are usually longer-term construction projects and billed over the course of construction. Credit limits are larger for these projects given the overall project size and duration. Due to the longer-term nature and larger scale of these types of projects, the Company expects a potential for more write-offs of its receivable balances within the Self-Storage pool.
See Note 2 to our Unaudited Consolidated Financial Statements for further discussion of allowance for credit losses.
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
Goodwill
Janus reviews goodwill for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that its more likely than not that the goodwill may be impaired. If such circumstances or conditions exist, management applies the one step process under ASU 2017-04, the Company compares the fair value of the reporting unit with its carrying amount. The Company recognizes a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment).
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

The provision for income taxes for the three months ended April 2, 2022 and March 27, 2021 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.

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
Equity Incentive Plan and Unit Option Plan
2021 Omnibus Incentive Plan
Effective June 7, 2021, the Group implemented an equity incentive program designed to enhance the profitability and value of its investment for the benefit of its stockholders by enabling the Group to offer eligible directors, officers and employees equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s stockholders.
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

For Time Vesting Units granted in fiscal 2018, Janus used a market approach, specifically the subject company transaction method (the “Black-Scholes” method), weighted on the probability of Janus’s Performance Vesting Units achieving the vesting conditions to estimate the fair value of Janus’s equity. Monte Carlo simulations were used to determine the probability. The Black-Scholes method was used since it is based on the terms of the then-recent acquisition of Janus by CCG in February 2018, representing the most reliable indication of value. The Black-Scholes option pricing model (“BSOPM”) was used to allocate the equity value to different classes of equity, with inputs for unit value of Janus, term to exit, risk-free rate, expected volatility, and exercise price. For Performance Vesting Units granted in fiscal 2018, Janus used a combination of probability analysis and Monte Carlo Simulation to estimate the fair value with inputs for Janus’s equity value, risk-free rate, expected volatility, expected tax and non-tax distributions, probability of merger and acquisition, expected term of the awards, and expected timing of achieving the vesting conditions. Discount for lack of marketability was applied in the valuation of all grants.
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
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. See Note 9, “Equity Incentive Plan and Unit Option Plan,” of the accompanying unaudited consolidated financial statements for more information. Effective June 7, 2021 this plan was terminated as a result of the Business Combination transaction closing.
Recently Issued Accounting Standards
See Note 2 to our Unaudited Consolidated Financial Statements for a discussion of recently issued and adopted accounting pronouncements.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign currency exposures
Janus is exposed to foreign currency exchange risk related to currency translation exposure because the operations of its subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates; particularly, the United Kingdom and Australia. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the other income (expense) in Janus’ income statement. In turn, subsidiary income statement balances that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
Janus seeks to naturally hedge its foreign exchange transaction exposure by matching the transaction currencies for its cash inflows and outflows and maintaining access to credit in the principal currencies in which it conducts business. Janus does not currently use hedging instruments to hedge our foreign exchange transaction or translation exposure but may consider doing so in the future.
Other comprehensive income (loss) includes foreign currency translation adjustments.
Commodity/raw material price exposures and concentration of supplier risk

Janus’s biggest commodity group spend is steel coils, which is subject to price volatility due to external factors, and comprises approximately, 63.3% and 60.7% of commodity spend, for the period ended April 2, 2022 and period ended March 27, 2021, respectively. Historically, exposures associated with these costs were primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices for spot market purchases were negotiated on a continuous basis in line with the market at the time. Other than short term supply contracts and occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. In early 2020 Janus entered into multiple fixed price agreements to combat fluctuations in the price of steel locking in prices and will continue to do so in the future. These fixed price agreements expect to cover 30.5% of estimated steel purchases for fiscal year end 2022. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.

Interest rate exposure
As indicated in Note 8 of Janus’ unaudited consolidated financial statements, Janus’ outstanding borrowing under its credit facility includes the Amendment No. 4 1st Lien term loan for $721.0 million as of April 2, 2022. These borrowings accrue interest at our option of (i) a LIBOR rate, subject to a 1.00% floor, plus the applicable margin or (ii) a base rate (i.e., prime rate or federal funds rate) plus the applicable margin.
In addition, Janus has a $80 million credit facility. For the three months ended April 2, 2022 and January 1, 2022, there is $0 and $6.4 million outstanding under this facility, respectively. The facility accrues interest at our option of (i) a LIBOR rate plus the applicable margin or (ii) a base rate plus the applicable margin. At April 2, 2022 and January 1, 2022, the interest rate was 3.8% and 3.5%, respectively.
Janus experiences risk related to fluctuations in the LIBOR rate and base rate at any given time. As of April 2, 2022 and January 1, 2022, the Amendment No. 4 debt carried a total interest of 4.25%, respectively.

Taking into account the LIBOR floor of 1.0%, a hypothetical increase or decrease in 100 basis points of the LIBOR rate on the amounts outstanding under the Amendment No. 4 to 1st Lien term loan as of April 2, 2022, would have led to an approximate $1.8 million increase and no change in the interest expense of the Amendment No. 4 to 1st Lien term loan on an annual basis. Historically, our management entered into interest rate hedges, but has not done so within the periods presented. Management would consider using such mitigating strategy in the future to combat potential exposure.

Credit risk
As of April 2, 2022 and January 1, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, Europe, Singapore, and Australia, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale of products and services to established customers. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed, deposits are required for select customers, and lien rights on any jobs in which Janus provides subcontracted installation services are available. As of April 2, 2022 and January 1, 2022, Janus’ top 10 customers represented less than 20% and 25% of our gross trade accounts receivable, respectively.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. At April 2, 2022, the following material weaknesses existed:
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
Entity Level Controls – In an effort to provide additional support, oversight and accountability over the performance of controls, the Company recently hired a Tax Director, V.P. of Finance and Accounting, and a SEC Reporting Manager and is actively recruiting for other key financial reporting positions. Management will continue to assess the composition of its resource needs, both internal and external, which may include adding additional accounting and compliance resources at both the corporate and subsidiary levels. Management may also consider engaging additional third-party advisors when necessary to supplement its existing resources.
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

PART II — OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
See Note 18 to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 1A.    RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.     MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
None.
Item 6.    EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

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
* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed “furnished” with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 17, 2022	By:	/s/ Scott Sannes
		Name:	Scott Sannes
		Title:	Chief Financial Officer