Form 10-Q
period 2022-07-02
Janus International Group, Inc.
filed 2022-08-16
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2022, 146,639,377 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

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

In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “will”, “likely”, and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-Q. We undertake no obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	July 2,	January 1,
	2022	2022
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$40,718	$13,192
Accounts receivable, less allowance for credit losses; $6,607 and $5,449, at July 2, 2022 and January 1, 2022, respectively	132,531	107,372
Costs and estimated earnings in excess of billing on uncompleted contracts	21,715	23,121
Inventory, net	66,769	56,596
Prepaid expenses	8,211	9,843
Other current assets	3,288	4,057
Total current assets	$273,232	$214,181
Right-of-use assets, net	40,535	—
Property and equipment, net	42,557	41,607
Customer relationships, net	296,779	312,199
Tradename and trademarks	107,403	107,980
Other intangibles, net	15,118	15,861
Goodwill	368,085	369,286
Deferred tax asset, net	60,005	58,915
Other assets, net	1,825	1,973
Total assets	$1,205,539	$1,122,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,425	$54,961
Billing in excess of costs and estimated earnings on uncompleted contracts	26,084	23,207
Current maturities of long-term debt	8,229	8,067
Other accrued expenses	65,958	54,111
Total current liabilities	$156,696	$140,346
Line of credit	—	6,369
Long-term debt, net	701,883	703,718
Deferred tax liability, net	1,827	749
Other long-term liabilities	37,620	2,533
Total liabilities	$898,026	$853,715
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $.0001 par value, 146,639,377 and 146,561,717 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	15	15
Additional paid-in capital	279,309	277,799
Accumulated other comprehensive loss	(4,850)	(949)
Accumulated surplus (deficit)	33,039	(8,578)
Total stockholders’ equity	$307,513	$268,287
Total liabilities and stockholders’ equity	$1,205,539	$1,122,002
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollar amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales of product	$213,969	$140,556	$411,274	$262,253
Sales of services	33,745	33,626	65,960	64,754
Total revenue	247,714	174,182	477,234	327,007
Cost of Sales	163,733	114,988	316,684	214,519
GROSS PROFIT	83,981	59,194	160,550	112,488
OPERATING EXPENSE
Selling and marketing	14,389	10,381	27,739	19,840
General and administrative	29,743	36,936	57,849	56,522
Contingent consideration and earnout fair value adjustments	—	687	—	687
Operating Expenses	44,132	48,004	85,588	77,049
INCOME FROM OPERATIONS	39,849	11,190	74,962	35,439
Interest expense	(8,868)	(7,476)	(17,643)	(15,602)
Other expense	(342)	(919)	(369)	(2,478)
Change in fair value of derivative warrant liabilities	—	(1,929)	—	(1,929)
INCOME BEFORE TAXES	30,639	866	56,950	15,430
Provision (benefit) for Income Taxes	7,802	2,560	14,409	2,405
NET INCOME (LOSS)	$22,837	$(1,694)	$42,541	$13,025
Other Comprehensive Income (Loss)	(3,387)	(37)	(3,901)	274
COMPREHENSIVE INCOME (LOSS)	19,450	(1,731)	38,640	13,299
Net income (loss) attributable to common stockholders	$22,837	$(1,694)	$42,541	$13,025
Weighted-average shares outstanding, basic and diluted (Note 16)
Basic	146,575,720	81,009,261	146,568,719	73,577,447
Diluted	146,717,937	81,009,261	146,648,306	73,879,851
Net income (loss) per share, basic and diluted (Note 16)
Basic	$0.16	$(0.02)	$0.29	$0.18
Diluted	$0.16	$(0.02)	$0.29	$0.18
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(dollar amounts in thousands, except share data)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Surplus (Deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261	189,044	$189,044	—	$—	$—	$(227)	$(48,205)	$140,874
Retroactive application of the recapitalization	(4,478)	(261)	(189,044)	(189,044)	66,145,633	7	189,299	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$7	$189,299	$(227)	$(48,205)	$140,874
Vesting of Midco LLC class B units	—	—	—	—	111,895	—	52	—	—	52
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(96)	(96)
Cumulative translation adjustment	—	—	—	—	—	—	—	311	—	311
Net income	—	—	—	—	—	—	—	—	14,719	14,719
Balance as of March 27, 2021	—	$—	—	$—	66,257,528	$7	$189,351	$84	$(33,582)	$155,860
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	—	5,210	—	—	5,210
Issuance of PIPE Shares	—	—	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4	226,940	—	—	226,944
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	—	26,480	—	—	26,480
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710)	—	—	(541,710)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078)	(4,078)
Deferred Tax Asset	—	—	—	—	—	—	78,291	—	—	78,291
Cumulative translation adjustment	—	—	—	—	—	—	—	(37)	—	(37)
Net income	—	—	—	—	—	—	—	—	(1,694)	(1,694)
Balance as of June 27, 2021	—	$—	—	$—	138,384,250	$14	$234,559	$47	$(39,354)	$195,266

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Surplus (Deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	—	$—	146,561,717	$15	$277,799	$(949)	$(8,578)	$268,287
Share based compensation	—	—	—	—	—	—	600	—	—	600
Cumulative effect of change in accounting principle(a)	—	—	—	—	—	—	—	—	(924)	(924)
Cumulative translation adjustment	—	—	—	—	—	—	—	(514)	—	(514)
Net income	—	—	—	—	—	—	—	—	19,704	19,704
Balance as of April 2, 2022	—	$—	—	$—	146,561,717	$15	$278,399	$(1,463)	$10,202	$287,153
Share based compensation	—	—	—	—	77,660	—	910	—	—	910
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,387)	—	(3,387)
Net income	—	—	—	—	—	—	—	—	22,837	22,837
Balance as of July 2, 2022	—	$—	—	$—	146,639,377	$15	$279,309	$(4,850)	$33,039	$307,513

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

See accompanying Notes to the Unaudited Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands)

	Six Months Ended
	July 2, 2022	June 26, 2021
	(Unaudited)	(Unaudited)
Cash Flows Provided By Operating Activities
Net income	$42,541	$13,025
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	3,835	2,979
Reduction in carrying amount of right-of-use assets	2,615	—
Intangible amortization	14,871	13,623
Deferred finance fee amortization	1,832	1,487
Provision for losses on accounts receivable	1,158	(666)
Share based compensation	1,510	5,262
Loss on extinguishment of debt	—	2,415
Change in fair value of contingent consideration	—	687
(Gain) Loss on sale of assets	(28)	43
Loss on abandonment of PP&E	571	—
Change in fair value of derivative warrant liabilities	—	1,929
Undistributed (earnings) losses of affiliate	(60)	(105)
Deferred income taxes	—	(768)
Changes in operating assets and liabilities
Accounts receivable	(26,682)	(3,756)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,406	(5,216)
Prepaid expenses and other current assets	2,481	(2,946)
Inventory	(10,173)	(11,008)
Accounts payable	1,464	15,393
Other accrued expenses	6,971	13,783
Other assets and long-term liabilities	(1,160)	(1,338)
Net Cash Provided By Operating Activities	$43,152	$44,823
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	$45	$79
Purchases of property and equipment	(5,268)	(3,993)
Cash paid for acquisition, net of cash acquired	—	(1,565)
Net Cash Used In Investing Activities	$(5,223)	$(5,479)
Cash Flows Used In Financing Activities
Repayments on line of credit	$(6,369)	$—
Distributions to Janus Midco LLC unitholders	—	(4,174)
Principal payments on long-term debt	(4,034)	(63,238)
Proceeds from merger	—	334,874
Proceeds from PIPE	—	250,000
Payments for transaction costs, net	—	(44,489)
Payments to Janus Midco, LLC unitholders at the business combination	—	(541,710)
Principal payments under capital lease obligations	(66)	—
Payments for deferred financing fees	—	(766)
Cash Used In Financing Activities	$(10,469)	$(69,503)
Effect of exchange rate changes on cash and cash equivalents	$66	$191
Net (Decrease) Increase in Cash and Cash Equivalents	$27,526	$(29,968)
Cash and Cash Equivalents, Beginning of Period	$13,192	$45,255
Cash and Cash Equivalents, End of Period	$40,718	$15,287
Supplemental Cash Flows Information
Interest paid	$18,296	$16,848
Income taxes paid	$11,889	$774
Cash paid for operating leases	$3,832	$—
Fair value of earnout	$—	$687
Fair value of warrants	$—	$1,929
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$42,380	$—
Right-of-use assets obtained in exchange for finance lease obligations	$706	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

1.Basis of Presentation
Janus International Group, Inc. (“Group” or “Janus” or “Company”) is a holding company. References to “Janus,” “Group,” “Company,” “we,” “our” or “us” refer to Janus International Group, Inc., and its consolidated subsidiaries. Janus International Group, LLC (“Janus Core”) is a wholly-owned subsidiary of Janus Intermediate, LLC (“Intermediate”). Intermediate is a wholly-owned subsidiary of Janus Midco, LLC (“Midco”) and Midco is a wholly-owned subsidiary of Group.

The dollar amounts in the notes are shown in thousands of dollars, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.
The accompanying Unaudited Condensed Consolidated Financial Statements of Janus International Group, Inc., have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 2, 2022, and its results of operations, including its comprehensive income and stockholders’ equity for the six months ended July 2, 2022 and June 26, 2021.
The accompanying Unaudited Condensed Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial information.
This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K, for the year ended January 1, 2022.
Nature of Operations
The Group is a global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore.
The Group’s business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of Janus International Europe Ltd., a company incorporated in England and Wales (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (together with each of its operating subsidiaries, “Janus Core”), Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Janus Door, LLC (“Janus Door”) and Steel Door Depot.com, LLC (“Steel Door Depot”).
Assets held at foreign locations were approximately $59,260 and $58,439 as of July 2, 2022 and January 1, 2022, respectively. Revenues earned at foreign locations totaled approximately $20,324 and $18,345 for the three months ended July 2, 2022 and June 26, 2021, respectively, and $38,238 and $30,905 for the six months ended July 2, 2022 and June 26, 2021, respectively.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s joint venture is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reorganization
On June 7, 2021, Midco transferred Janus Core, its wholly owned direct subsidiary, to the Group, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by Midco.
The Business Combination (defined and discussed below) was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”) is treated as the acquired company and Midco is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Midco with the acquisition being treated as the equivalent of Midco issuing stock for the net assets of JIH, accompanied by a recapitalization. The net assets of JIH will be stated at historical cost, with no goodwill or other intangible assets recorded.
Use of Estimates in the Unaudited Condensed Consolidated Financial Statements
The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act, or JOBS Act, exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Company qualifies as an “Emerging Growth Company” and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to adopt the new or revised standard at the same time periods as private companies.
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
The fair value of cash, accounts receivable, less allowance for doubtful accounts and account payable approximate the carrying amounts due to the short-term maturities of these instruments which fall with Level 1 of the Fair Value hierarchy. The fair value of the Company’s debt approximates its carrying amount as of July 2, 2022 and January 1, 2022 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long term debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. The fair value of the warrants contain significant unobservable inputs including the expected term and the share exchange ratio in evaluating the fair value of underlying common stock , and exercise price, therefore, the warrant liabilities were evaluated to be a Level 3 fair value measurement. As of June 26, 2021, the fair value of the private and public warrants were valued at market price.
Significant Accounting Policies
Other than the following, the Company's significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
Allowance for Credit Losses
On January 2, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. Refer to Recently Adopted Accounting Pronouncements section of this note for more information on the impact to the Unaudited Condensed Consolidated Financial Statements.
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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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

The summary of activity in the allowance for credit losses for the six months ended July 2, 2022 and June 26, 2021 are as follows:

	Beginning Balance	CECL Adoption[1]	Write-offs	Provision (Reversal), net	Ending Balance
2022	$5,449	$366	$(1,017)	$1,809	$6,607
2021	4,485	—	(43)	(623)	3,819

(1) On January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduced a new model known as CECL.

2. Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective and may be applied beginning March 12, 2020, and will apply through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. In April 2022, The Financial Accounting Standards Board (“FASB”), proposed the deferral of the sunset date of this guidance to December 31, 2024. The Company is currently evaluating the impact this adoption will have on Janus’s consolidated financial statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Group’s consolidated financial position or results of operations.
Recently Adopted Accounting Pronouncements
In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) which deferred the effective date for ASC 842, Leases, for one year. The leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the leasing standard effective January 2, 2022 and has elected to adopt the new standard at the adoption date using the modified retrospective method and recognized a cumulative effect adjustment to accumulated deficit in the amount of $557. Under this approach, we will continue to report comparative period financial information under ASC 840. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As part of this adoption, we have implemented internal controls and key system functionality to enable the preparation of financial information.
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

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	January 2, 2022
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Accounts Receivable, net	$107,372	$(366)	$107,006
Cost in Excess of Billings	23,121	—	23,121
Accumulated Deficit	(8,578)	(366)	(8,944)
3. Inventories
Inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out (FIFO) method. The major components of inventories as of July 2, 2022 and January 1, 2022 are as follows:

	July 2,	January 1,
	2022	2021
Raw materials	$47,980	$41,834
Work-in-process	622	671
Finished goods	18,167	14,091
	$66,769	$56,596
The Company has recorded a reserve for inventory obsolescence as of July 2, 2022 and January 1, 2022, of approximately $1,374 and $1,295, respectively.
4. Property and Equipment
Property, equipment, and other fixed assets as of July 2, 2022 and January 1, 2022 are as follows:

	July 2,	January 1,
	2022	2021
Land	$4,501	$4,501
Manufacturing machinery and equipment	36,634	35,688
Leasehold improvements	4,936	4,599
Construction in progress	5,250	3,571
Other	14,328	13,287
	$65,649	$61,646
Less accumulated depreciation	(23,092)	(20,039)
	$42,557	$41,607
5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at July 2, 2022 and January 1, 2022, are as follows:

	July 2,			January 1,
	2022			2022
	Gross Carrying Amount	Accumulated Amortization	Average Remaining Life in Years	Gross Carrying Amount	Accumulated Amortization
Intangible Assets
Customer relationships	$408,328	$111,549	11	$410,094	$97,895
Noncompete agreements	395	235	5	412	231
Tradenames and trademarks	107,403	—	Indefinite	107,980	—
Other intangibles	61,716	46,758	11	61,836	46,156
	$577,842	$158,542		$580,322	$144,282
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $1,870 and $270 loss for the period ended July 2, 2022 and January 1, 2022, respectively. Amortization expense was approximately $7,646 and $6,791 for the three

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
month periods ended July 2, 2022 and June 26, 2021, and $14,871 and $13,623 for the six months periods ended July 2, 2022 and June 26, 2021, respectively.
The changes in the carrying amounts of goodwill for the period ended July 2, 2022 were as follows:

Balance as of January 1, 2022	$369,286
Changes due to foreign currency fluctuations	(1,253)
Goodwill adjusted during the period	52
Balance as of July 2, 2022	$368,085
6. Accrued Expenses
Accrued expenses are summarized as follows:

	July 2,	January 1,
	2022	2022
Sales tax payable	$4,859	$3,606
Interest payable	256	2,741
Contingent consideration payable--short term	1,002	—
Other accrued liabilities	1,973	1,766
Employee compensation	15,520	13,857
Customer deposits and allowances	30,674	24,555
Income taxes	2,229	810
Current operating lease liabilities	4,944	—
Other	4,501	6,776
Total	$65,958	$54,111
Other as of July 2, 2022 and January 1, 2022 consists primarily of property tax, freight accrual, legal, accounting and other professional fee accruals.
7. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core, entered into a revolving line of credit facility with a financial institution. In August 2021, the Company increased the available line of credit from $50,000 to $80,000, incurred additional fees for this amendment of $425 and extended the maturity date from February 18, 2023 to August 12, 2024. The current line of credit facility is for $80,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin of 1.25% as of July 2, 2022. If the Base Rate is elected, the interest computation is equal to the Base Rate of the greatest of (a) the federal funds rate plus .5%, (b) the LIBOR rate plus 1%, or (c) the financial institution’s Prime Rate, plus the Base Rate Margin of .25% as of July 2, 2022. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of July 2, 2022 and January 1, 2022, the interest rate in effect for the facility was 5.0% and 3.5%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company has incurred deferred loan costs in the amount of $1,483 which are being amortized over the term of the facility that expires on August 12, 2024, using the effective interest method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The unamortized portion of the fees as of July 2, 2022 and January 1, 2022 was approximately $525 and $648, respectively. There was $— and $6,369 outstanding on the line of credit as of July 2, 2022 and January 1, 2022, respectively.

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
8. Long-Term Debt
Long-term debt consists of the following:

	July 2,	January 1,
	2022	2022
Note payable - Amendment No. 4 First Lien	$718,346	$722,379
Financing leases	651	—
	$718,997	$722,379
Less unamortized deferred finance fees	8,885	10,594
Less current maturities	8,229	8,067
Total long-term debt	$701,883	$703,718

Notes Payable - Amendment No.4 First Lien - On August 18, 2021, the Company completed a refinancing in the form of that certain First Lien Amendment No. 4, in which the principal terms of the amendment were new borrowings of $155,000 which was used to fund the DBCI (hereinafter defined) acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726,413 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective rate of 4.92% as of July 2, 2022). The debt is secured by substantially all business assets. Unamortized debt issuance costs are approximately $8,885 and $10,594 at July 2, 2022 and January 1, 2022, respectively. This refinancing amendment was accounted for as a modification and as such no gain or loss was recognized for this transaction and any bank fees, original issue discount and charges capitalized are being amortized as a component of interest expense over the remaining loan term. Third party fees paid in connection with this amendment were expensed.
As of July 2, 2022 and January 1, 2022, the Company maintained one letter of credit totaling approximately $400 on which there were no balances due.
In connection with the Company entering into the debt agreement discussed above, deferred finance fees were capitalized. These costs are being amortized over the terms of the associated debt under the effective interest rate method. Amortization of approximately $858 and $640 and $1,709 and $1,487 was recognized for the three and six months ended July 2, 2022 and June 26, 2021, respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit.
9. Business Combinations
Access Control Technologies, LLC (“ACT”) Acquisition
On August 31, 2021, Janus Core acquired 100% of the equity interests of ACT and all assets and certain liabilities of Phoenix Iron Worx, LLC for total consideration of approximately $10,385 which was comprised of approximately $9,383 of cash plus $1,002 of hold back liability. The hold back liability will be trued up and settled upon the finalization of the closing statement.

The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair values of consideration transferred and the fair values of identified assets acquired, and liabilities assumed at the date of acquisition:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

Fair Value of Consideration Transferred
Cash	$9,383
Hold Back Liability	1,002
Total Fair Value of Consideration Transferred	$10,385
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	169
Accounts receivable	1,101
Other current assets	103
Property and equipment	197
Identifiable intangible assets
Customer relationships	2,470
Backlog	280
Trademark	1,450
Recognized amounts of identifiable liabilities assumed
Accounts payable	(473)
Accrued expenses	(152)
Other liabilities	(1,398)
Total identifiable net assets	$3,747
Goodwill	$6,638
The fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of income taxes payable and deferred taxes are subject to change. The goodwill balance of $6,638 is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with ACT. All of the goodwill was assigned to the Janus North America segment of the business and is deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$2,470	15 Years
Backlog	280	3 Months
Trade Name	1,450	Indefinite
Identifiable Intangible Assets	$4,200
Customer relationships represent the fair values of the underlying relationships with ACT’s customers. Backlog represents the fair value of ACT’s contracts that have yet to be billed. Trade names represent ACT’s trademarks, which consumers associate with the source and quality of the products and services they provide.
The weighted-average amortization of acquired intangibles is 8.8 years.

During 2021, the Company incurred approximately $284 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022.
DBCI, LLC (“DBCI”) Acquisition
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Lives
Customer Relationships	$26,320	15 Years
Backlog	3,130	4 Months
Trade Name	20,850	Indefinite
Identifiable Intangible Assets	$50,300
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
During 2021, the Company incurred approximately $2,685 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022.

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
The Business Combination
On June 7, 2021, Juniper consummated a business combination with Midco pursuant to the Business Combination Agreement (the “Business Combination”). Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of Midco issuing equity for the net assets of Juniper, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Midco are the historical financial statements of Janus International Group, Inc. The net assets of Juniper were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with Midco’s financial statements on the closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.
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
Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 shares of Janus’s common stock (the “PIPE Shares”) at a purchase price per share of $10.00 (the “PIPE Investment”). One of the Company’s directors also purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment. The PIPE Investment was closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of common stock occurred concurrently with the consummation of the Business Combination.
In connection with the Business Combination, the Group incurred direct and incremental costs of approximately $44,500 related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees. In addition, the Company incurred $4,468 in transaction bonuses paid to key employees and $5,210 in non-cash share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan. See Note 10 - “Equity Compensation” for additional information.
G&M Stor-More Pty Ltd Acquisition
On January 19, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. (“Steel Storage”) acquired 100% of the net assets of G&M Stor-More Pty Ltd. for total cash consideration of approximately $1,739. In aggregate, approximately $814 was attributed to intangible assets, approximately $929 was attributable to goodwill, and approximately $(4) was attributable to net liabilities assumed. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Steel Storage. All of the goodwill was assigned to the Janus International segment of the business and is not deductible for income tax purposes.
The weighted-average amortization of acquired intangibles is 11.6 years.
During 2021, the Company incurred approximately $105 of third-party acquisition costs. These expenses are included in general and administrative expense of the Company’s consolidated statement of operations and comprehensive income for the six months ended June 26, 2021.
10. Equity Compensation
2021 Omnibus Incentive Plan
The Company maintains its 2021 Omnibus Incentive Plan (the “Plan”) under which it grants stock-based awards to eligible directors, officers and employees in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s stockholders. The Plan allows to issue and grant 15,125,000 shares.
The Company measures compensation expense for stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the six months ended July 2, 2022, the Company granted stock-based awards including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock options under the Plan. The grant date value of RSUs and PSUs are equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs, PSUs, or stock options are forfeited upon a

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
“Termination of Service”, as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors.
Restricted Stock Unit Grants
RSUs are subject to one or four years’ service vesting period. RSUs activity for the six months ended July 2, 2022 is as follows:

	Six Months Ended July 2, 2022
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	275,370	$11.9
Granted	330,462	9.9
Vested	(69,687)	11.9
Forfeited	(8,410)	11.3
Outstanding at July 2, 2022	527,735	$10.6
Unvested at July 2, 2022	527,735	$10.6

Stock-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $679 and $1,278 for the three and six months ended July 2, 2022, respectively. As of July 2, 2022, there was an aggregate of $5,101 of unrecognized expense related to the restricted stock units granted, which the Company expects to amortize over a weighted-average period of 3.1 years.
Performance-based Restricted Stock Unit Grants
The performance criteria applicable to PSUs is based on the satisfaction of performance conditions based on the achievement of the Company’s performance metrics. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs awarded for the 2022 awards. As of July 2, 2022, the Company deemed it probable that the performance condition will be met and therefore concluded to value the PSUs based on a 100% payout. PSUs are subject to a three-year performance vesting period. As of July 2, 2022, PSUs activity for the six months ended July 2, 2022 is as follows:

	Six Months Ended July 2, 2022
	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	269,863	9.4
Vested	—	—
Forfeited	—	—
Outstanding at July 2, 2022	269,863	$9.4
Unvested at July 2, 2022	269,863	$9.4

Stock-based compensation expense for PSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the performance-based awards was approximately $138 for the three months and six months ended July 2, 2022. As of July 2, 2022, there was an aggregate of $2,399 of unrecognized expense related to the performance-based stock units granted, which the Company expects to amortize over a weighted-average period of 2.5 years.
Stock Options
Stock options are granted by applying a valuation method to determine the grant date fair value for each stock option award. Stock options awards typically vest in 25% annual installments on each of the first four anniversaries of the vesting commencement date and expire ten

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
years from the grant date. The fair value of each option is estimated using a Black-Scholes option valuation model using the independent valuations of the Company’s stock.
The principal assumptions utilized in valuing stock options include, the expected option life, the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option), the expected stock price volatility using the historical and implied price volatility; and the expected dividend yield.
A summary of the assumptions used in determining the fair value of stock options is as follows

Six Months Ended July 2, 2022
Expected life of option (years)	6.25
Risk-free interest rate	2.9% - 3.01%
Expected volatility of the Company’s stock	45%
Expected dividend yield on the Company’s stock	—%
Stock options activity for the six months ended July 2, 2022 is as follows:

	Six Months Ended July 2, 2022
	Stock Options	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic value
Outstanding at January 1, 2022	—	$—		$—
Granted	736,105	4.5	10.0	—
Vested	—	—		—
Forfeited	—	—		—
Outstanding at July 2, 2022	736,105	$4.5	9.8	$—
Unvested at July 2, 2022	736,105	$4.5	9.8	$—
Stock-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. At July 2, 2022, total compensation expense related to stock options was approximately $94 for the three and six months ended July 2, 2022. Total unamortized stock-based compensation expense related to the unvested stock options was approximately $3,193, which the Company expects to amortize over a weighted-average period of 3.8 years.
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
As a result of the Business Combination, the Board of Directors approved an accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Group common stock) granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. Effective June 7, 2021, as a result of the Business Combination, the Class B Plan was terminated.

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
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of July 2, 2022, zero shares of preferred stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.
Rollover Equity
At the closing date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Each unit of Midco Class A Preferred was converted into approximately 343.983 shares

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
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
Founder Shares
In August 2019, the Sponsor purchased 8,625,000 shares of Class B common stock (the “founder shares”) of JIH for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per founder share. By virtue of the consummation of the Business Combination, the Sponsor’s Class A common stock was converted into the right to receive an equivalent number of shares of common stock, 2,000,000 of which (pro rata among the Sponsor shares and shares held by certain affiliates) was subject to the terms of the Earnout Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement. The table below represents the approximate common stock holdings of the Group immediately following the Business Combination.

	Shares	%
Janus Midco, LLC unitholders	70,270,400	50.8%
Public stockholders	43,113,850	31.2%
PIPE Investors	25,000,000	18.0%
Total	138,384,250	100.0%
Warrants
The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of JIH (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of JIH at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of JIH. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equity holders as part of the consideration for the Business Combination. The private placement warrants are liability classified. Immediately after giving effect to the Business Combination, there were 17,249,995 issued and outstanding public warrants. The public warrants were equity classified. The private placement warrants and public warrants were all exercised or redeemed on November 18, 2021.
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
12. Related Party Transactions
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core, entered into a Management and Monitoring Services Agreement (“MMSA”) with the Class A Preferred Unit holders group. As a result of the Business Combination the MMSA was terminated effective June 7, 2021. Janus Core paid management fees of $1,124 and $1,763 to the Class A Preferred Unit holders group for the three and six months ended June 26, 2021, respectively. There were no Class A Preferred Unit holders group management fees accrued and unpaid as of July 2, 2022 and January 1, 2022.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a former member of the Board of Directors of the Company. Effective October 20, 2021 the member resigned from the Board of Directors of the Company. Rent payments paid to Janus Butler, LLC for the three months ended July 2, 2022 and June 26, 2021 were approximately $37 and $37, respectively. Rent payments paid to Janus Butler, LLC for the six months ended July 2, 2022 and June 26, 2021 were approximately $75 and $86, respectively The original lease extended through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately $13 with an annual escalation of 1.5%.

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
Janus Core was previously a party to a lease agreement with 134 Janus International, LLC, which is an entity majority owned by a former member of the Board of Directors of the Company. In December 2021, the leased premises in Temple, Georgia were sold by the former director to a third party buyer, resulting in an assignment of the lease to said third-party buyer and an extension of the lease to November 30, 2031. Rent payments paid to 134 Janus International, LLC in the three months ended July 2, 2022 and June 26, 2021 were approximately $— and $114, respectively. Rent payments paid to 134 Janus International, LLC in the six months ended July 2, 2022 and June 26, 2021 were approximately $— and $229, respectively.
The Group is a party to a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a stockholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in March 2021 to extend the term until March 1, 2030, with monthly lease payments of $68 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the three months ended July 2, 2022 and June 26, 2021 were approximately $136 and $199, respectively. Rent payments to ASTA Investment, LLC for the six months ended July 2, 2022 and June 26, 2021 were approximately $340 and $397, respectively.
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
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the Unaudited Condensed Consolidated Balance Sheet. Contract balances for the six months ended July 2, 2022 and January 1, 2022 were as follows:

	July 2, 2022	January 1, 2022
Contract assets, beginning of the period	$23,121	$11,399
Contract assets, end of the period	21,715	23,121
Contract liabilities, beginning of the period	23,207	21,525
Contract liabilities, end of the period	$26,084	$23,207
During the three and six months ended July 2, 2022, the Company recognized revenue of approximately $2,738 and $15,193, respectively, related to contract liabilities at January 1, 2022. This reduction was offset by new billings of approximately $5,616 and $18,071 for product and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized for the three and six month periods ended July 2, 2022, respectively.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and six months ended July 2, 2022 and June 26, 2021:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
Revenue by Timing of Revenue Recognition

	Three Months Ended		Six Months Ended
Reportable Segments by Timing of Revenue Recognition	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Janus North America
Goods transferred at a point in time	$215,865	$139,189	$416,023	$260,082
Services transferred over time	25,597	25,056	50,696	50,698
	$241,462	$164,245	$466,719	$310,780
Janus International
Goods transferred at a point in time	$12,176	$9,775	$22,975	$16,848
Services transferred over time	8,148	8,570	15,263	14,057
	$20,324	$18,345	$38,238	$30,905
Eliminations	$(14,072)	$(8,408)	$(27,723)	$(14,678)
Total Revenue	$247,714	$174,182	$477,234	$327,007
Revenue by Sales Channel Revenue Recognition

	Three Months Ended		Six Months Ended
Reportable Segments by Sales Channel Revenue Recognition	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021
Janus North America
Self Storage-New Construction	$70,650	$55,601	$146,359	$104,301
Self Storage-R3	69,431	52,182	131,003	91,514
Commercial and Others	101,381	56,462	189,357	114,965
	$241,462	$164,245	$466,719	$310,780
Janus International
Self Storage-New Construction	$14,884	$14,878	$26,782	$23,779
Self Storage-R3	5,440	3,467	11,456	7,126
	$20,324	$18,345	$38,238	$30,905
Eliminations	$(14,072)	$(8,408)	$(27,723)	$(14,678)
Total Revenue	$247,714	$174,182	$477,234	$327,007
14. Leases
On January 2, 2022, the Group adopted ASU 2016-02, Leases, using the optional transition method. Under this method, the Group has recognized the cumulative effect adjustment to the opening balance of retained earnings. The Group has elected to adopt the package of practical expedients which apply to leases that commenced before the adoption date. By electing the package of practical expedients, the Group did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. At lease commencement, a right-of-use (“ROU”) asset and lease liability is recorded based on the present value of the future lease payments over the lease term. The Group has elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. The Group leases facilities, vehicles, and other equipment under long-term operating and financing leases with varying terms.
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
The components of ROU assets and lease liabilities were as follows:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands)	Balance Sheet Classification	July 2, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$39,891
Finance lease assets	Right-of-use assets, net	644
Total leased assets		$40,535
Liabilities:
Current:
Operating	Other accrued expenses	$4,944
Financing	Current maturities of long-term debt	161
Noncurrent:
Operating	Other long-term liabilities	$37,579
Financing	Long-term debt	490
Total lease liabilities		$43,174
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	July 2, 2022	July 2, 2022
Operating lease cost	$2,018	$4,005
Short-term lease cost	—	60
Financial lease cost:
Amortization of right-of-use assets	$45	$62
Interest on lease liabilities	9	12
Total lease cost	$2,072	$4,139
Other information related to leases was as follows:

July 2, 2022

Weighted Average Remaining Lease Term

Operating Leases	9.8 years
Finance Leases	3.7 years

Weighted Average Discount Rate

Operating Leases	6.6%
Finance Leases	5.0%
As of July 2, 2022, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in thousands)
2022	$3,801
2023	7,354
2024	6,457
2025	5,759
2026	5,215
Thereafter	30,801
Total future lease payments	$59,387
Less imputed interest	$(16,864)
Present value of future lease payments	$42,523
As of July 2, 2022, minimum repayments of long-term debt under financing leases were as follows:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

(in thousands)
2022	$95
2023	189
2024	189
2025	189
2026	40
Thereafter	11
Total future lease payments	$713
Less imputed interest	$(62)
Present value of future lease payments	$651
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
The provision for income taxes for the three and six months ended July 2, 2022 and June 26, 2021 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
During the three months ended July 2, 2022 and June 26, 2021, the Company recorded a total income tax provision of approximately $7,802 and $2,560 on pre-tax income of approximately $30,639 and $866 resulting in an effective tax rate of 25.5% and 295.6%, respectively. During the six months ended July 2, 2022 and June 26, 2021, the Company recorded a total income tax provision of approximately $14,409 and $2,405 on pre-tax income of approximately $56,950 and $15,430 resulting in an effective tax rate of 25.3% and 15.6%, respectively. The three and six months ended July 2, 2022 effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated tax rates, and permanent differences. The three and six months ended June 26, 2021 effective rates were primarily impacted by the change in tax status of the Group, statutory rate differentials, changes in estimated tax rates, and permanent differences.
16. Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and six months ended July 2, 2022 and June 26, 2021 (in thousands, except share and per share data):

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	July 2, 2022	June 26, 2021	July 2, 2022	June 26, 2021

Numerator:
Net income (loss) attributable to common stockholders	$22,837	$(1,694)	$42,541	$13,025
Denominator:
Weighted average number of shares:
Basic	146,575,720	81,009,261	146,568,719	73,577,447
Adjustment for dilutive securities	142,217	—	79,587	302,404
Diluted	146,717,937	81,009,261	146,648,306	73,879,851
Basic net income (loss) per share attributable to common stockholders	$0.16	$(0.02)	$0.29	$0.18
Diluted net income (loss) per share attributable to common stockholders	$0.16	$(0.02)	$0.29	$0.18
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

Summarized financial information for the Company’s segments is shown in the following tables:

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2022	2021	2022	2021

Revenue
Janus North America	$241,462	$164,245	$466,719	$310,780
Janus International	20,324	18,345	38,238	30,905
Intersegment	(14,072)	(8,408)	(27,723)	(14,678)
Consolidated Revenue	$247,714	$174,182	$477,234	$327,007
Income From Operations
Janus North America	$38,173	$16,581	$73,028	$40,497
Janus International	1,702	(5,389)	1,949	(5,082)
Eliminations	(26)	(2)	(15)	24
Total Segment Operating Income	$39,849	$11,190	$74,962	$35,439
Depreciation Expense
Janus North America	$1,791	$1,400	$3,464	$2,767
Janus International	187	106	371	212
Consolidated Depreciation Expense	$1,978	$1,506	$3,835	$2,979
Amortization of Intangible Assets
Janus North America	$7,324	$6,402	$14,210	$12,816
Janus International	322	389	661	807
Consolidated Amortization Expense	$7,646	$6,791	$14,871	$13,623
Capital Expenditures
Janus North America	$2,121	$1,234	$4,673	$2,654
Janus International	267	395	595	1,339
Consolidated Capital Expenditures	$2,388	$1,629	$5,268	$3,993

	July 2,	January 1
	2022	2022
Identifiable Assets
Janus North America	$1,146,618	$1,063,563
Janus International	58,921	58,439
Consolidated Assets	$1,205,539	$1,122,002
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200 as of July 2, 2022 and January 1, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $571 and $383 as of July 2, 2022, and January 1, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $275 and $275 as of July 2, 2022 and January 1,

Janus International Group, Inc.

Notes to Unaudited Consolidated Financial Statements
2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $1,479 and $1,539 as of July 2, 2022 and January 1, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
19. Subsequent Events
For the interim Unaudited Condensed Consolidated Financial Statements as of July 2, 2022, the Company has evaluated subsequent events through the financial statements issuance date.

On July 7, 2022, upon the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors of the Company, the Board of Directors appointed Heather Harding as a director on the Board and as a member of the Audit Committee of the Board, effective as of July 7, 2022. Ms. Harding will serve as a Class I director until the Company’s 2025 annual meeting of shareholders and until her successor is duly elected and qualified. Ms. Harding is deemed to be independent in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Ms. Harding is also deemed to be an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. There are no other arrangements or understandings between Ms. Harding and any other person pursuant to which Ms. Harding was selected as a director of the Company. There are no related person transactions (within the meaning of Item 404(a) of Regulation S-K promulgated by the SEC) between Ms. Harding and the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JANUS’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated financial statements and notes thereto contained in this Form 10-Q (the “Form 10-Q”).
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
Percentage amounts included in this Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Form 10-Q may vary from those obtained by performing the same calculations using the figures in our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. Certain other amounts that appear in this Form 10-Q may not sum due to rounding.
Significant Developments
On July 1, 2022, Anselm Wong became Executive Vice President and Chief Financial Officer of the Company. Mr. Wong brings 25 years of experience in finance leadership and strategy roles to oversee Janus’s finance organization, including financial planning and analysis, accounting and reporting, internal audit, corporate development, and investor relations.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying Unaudited Condensed Consolidated Financial Statements, and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:
•Business Overview: This section provides a general description of our business, and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.
•Basis of Presentation: This section provides a discussion of the basis on which our unaudited condensed consolidated financial statements were prepared.
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and six months periods ended July 2, 2022 and June 26, 2021.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three and six months periods ended July 2, 2022 and June 26, 2021. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at July 2, 2022, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (together with each of its operating subsidiaries, “Janus Core”), Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC (“Janus Door”), and Steel Door Depot.com, LLC (“Steel Door Depot”).
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
Total revenue was $247.7 million and $477.2 million for the three and six months periods ended July 2, 2022, representing an increase of 42.2% and 45.9% from $174.2 million and $327.0 million for the three and six months periods ended June 26, 2021.
Revenues increased in the three and six months periods ended July 2, 2022 as compared to the three and six months periods ended June 26, 2021, largely due to continued strong performance within all three sales channels and $25.8 million and $47.8 million of inorganic growth as a result of the DBCI and ACT acquisitions coupled with the impact from the commercial actions taken in 2021. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, with the exception of the fact that the International segment does not sell into the Commercial sales channel.
Adjusted EBITDA was $50.7 million and $95.3 million for the three and six months periods ended July 2, 2022, representing a 41.1% and 39.1% increase from $35.9 million and $68.5 million for the three and six months periods ended June 26, 2021.

Adjusted EBITDA as a % of revenue was 20.5% and 20.0% for the three and six months periods ended July 2, 2022, representing a decrease of 0.1% and 1.0% from 20.6% and 21.0% for the three and six months periods ended June 26, 2021. The reduction in Adjusted EBITDA margins is a direct result of the inflationary increases in raw material, labor and logistics costs impacting the business in advance of commercial actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with continued strategic investments in our Nokē Smart entry ground game and customer service department.

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

The Business Combination
On June 7, 2021, Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”) consummated a business combination with Midco pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. At the closing date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into our common stock at the then-effective conversion rate. Immediately upon the completion of the Business Combination, Juniper and Midco became wholly-owned subsidiaries of Janus International Group, Inc. The Company is currently traded on the NYSE under the symbols “JBI” and “JBI WS”, respectively.
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
Part of the proceeds from the merger were used to pay a non-liquidating cash distribution to Janus Midco unitholders’ in the amount of $541.7 million and partial payment on the note payable in the amount of $61.6 million. (See “Liquidity and Capital Resources” section).
Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 91.8% and 92.0% for the three months and six months period ended July 2, 2022 and 89.5% and 90.5% for the three months and six months period ended June 26, 2021, respectively.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe as well as Australia. Janus International represented 8.2% and 8.0% of Janus’s revenue for the three and six months period ended July 2, 2022 and 10.5% and 9.5% for the three and six months period ended June 26, 2021, respectively.
Acquisitions
Our highly accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation.
Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth. Since 2021, Janus has completed three acquisitions which attributed a combined $84.5 million inorganic revenue increase from December 26, 2020 through July 2, 2022. Refer to the “Risk Factors” section for further information on the risks associated with integration of these acquisitions. Janus acquired the following three companies to fuel the inorganic growth of its manufacturing capabilities, product offerings, and technology solutions provided to customers.
On January 18, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. acquired 100% of the net assets of G&M Stor-More Pty Ltd. for approximately $1.74 million. G&M Stor-More Pty Ltd. has over 23 years’ experience in self-storage building, design, construction and consultation. As a result of the acquisition, the Company will have an opportunity to increase its customer base of the self-storage industry and expand its product offerings in the Australian market.
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
On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity of ACT, a company incorporated in North Carolina, for $10.3 million. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix Iron Worx, LLC, a company incorporated in North Carolina. ACT has specialized in protecting critical assets in the self-storage and industrial building industries for over 7 years. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its Nokē Smart Entry ground game.
Impact of COVID-19
The COVID-19 pandemic may continue to have negative impacts on our operations, supply chain, transportation networks, and customers, which may compress our margins as a result of preventative and precautionary measures that Janus, other businesses, and governments are taking. The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects.
Our unaudited condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management for the three and six months ended July 2, 2022. Events and changes in circumstances arising after July 2, 2022, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
The following table sets forth key performance measures for the periods ended July 2, 2022 and June 26, 2021 (dollar amounts in thousands):

	Three Months Ended		Variance
	July 2, 2022	June 26, 2021	$	%
Total Revenue	$247,714	$174,182	$73,532	42.2%
Adjusted EBITDA	$50,683	$35,919	$14,764	41.1%
Adjusted EBITDA (% of revenue)	20.5%	20.6%		(0.1)%

	Six Months Ended		Variance
	July 2, 2022	June 26, 2021	$	%
Total Revenue	$477,234	$327,007	$150,227	45.9%
Adjusted EBITDA	$95,349	$68,549	$26,800	39.1%
Adjusted EBITDA (% of revenue)	20.0%	21.0%		(1.0)%

As of July 2, 2022, and June 26, 2021, the headcount was 2,205 (including 575 temporary employees) and 1,758 (including 420 temporary employees), respectively.

Total revenue increased by $73.5 million and $150.2 million or 42.2% and 45.9% for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021, respectively, primarily due to improved market conditions, commercial actions instituted in 2021 and increased volumes partially related to pull through of the 2021 new construction pent up demand coupled with a $25.8 million and $47.8 million increase in inorganic revenue growth, for the three and six month periods ended July 2, 2022, as a result of the DBCI and ACT acquisitions. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022

Adjusted EBITDA increased by $14.8 million and $26.8 million or 41.1% and 39.1% from the three and six months period ended July 2, 2022 compared to the three and six months periods ended June 26, 2021 primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.

Adjusted EBITDA as a percentage of revenue decreased 0.1% and 1.0%, respectively, for the three and six months period ended July 2, 2022 primarily due to inflationary increases in raw material, labor and logistics costs in advance of commercial and cost containment actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental headcount costs associated with strategic investments in the continued build out of our Nokē Smart entry ground game and customer service department. (See “Non-GAAP Financial Measures” section).
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Janus’s fiscal year follows a 4-4-5 calendar which divides a year into four quarters of 13 weeks, grouped into two 4-week “months” and one 5-week “month.” As a result, some monthly comparisons are not comparable as one month is longer than the other two. The major advantage of a 4-4-5 calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Every fifth or sixth year will require a 53rd week.
We have presented results of operations, including the related discussion and analysis for:
•the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021.
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
Janus’s largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’s control and have a direct impact on the financial results. In 2021 and 2022, Janus entered into agreements with two of its largest suppliers in order to lock in steel coil prices for part of Janus’s production needs and partially mitigate the potential impacts of short-term steel coil price fluctuations. These arrangements allow Janus to purchase quantities of product within specified ranges as outlined in the contracts.
Freight costs are driven by Janus’s volume of sales of products and are subject to the freight market pricing environment.
Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited condensed consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.

Results of Operations
For the three and six months period ended July 2, 2022 compared to the period ended June 26, 2021 (dollar amounts in thousands):

	Three Months Ended		Variance
	July 2, 2022	June 26, 2021	$	%

REVENUE
Sales of products	$213,969	$140,556	$73,413	52.2%
Sales of services	33,745	33,626	119	0.4%
Total revenue	$247,714	$174,182	$73,532	42.2%
Cost of Sales	163,733	114,988	48,745	42.4%
GROSS PROFIT	$83,981	$59,194	$24,787	41.9%
OPERATING EXPENSE
Selling and marketing	14,389	10,381	4,008	38.6%
General and administrative	29,743	36,936	(7,193)	(19.5)%
Contingent consideration and earnout fair value adjustments	—	687	(687)	100.0%
Operating Expenses	$44,132	$48,004	$(3,872)	(8.1)%
INCOME FROM OPERATIONS	$39,849	11,190	$28,659	256.1%
Interest expense	(8,868)	(7,476)	(1,392)	18.6%
Other income (expense)	(342)	(919)	577	(62.8)%
Change in fair value of derivative warrant liabilities	—	(1,929)	1,929	(100.0)%
INCOME BEFORE TAXES	$30,639	$866	$29,773	3438.0%
Provision for Income Taxes	7,802	2,560	5,242	204.8%
NET INCOME (LOSS)	$22,837	$(1,694)	$24,531	(1448.1)%

	Six Months Ended		Variance
	July 2, 2022	June 26, 2021	$	%

REVENUE
Sales of products	$411,274	$262,253	$149,021	56.8%
Sales of services	65,960	64,754	1,206	1.9%
Total revenue	477,234	327,007	$150,227	45.9%
Cost of Sales	316,684	214,519	102,165	47.6%
GROSS PROFIT	$160,550	$112,488	$48,062	42.7%
OPERATING EXPENSE
Selling and marketing	27,739	19,840	7,899	39.8%
General and administrative	57,849	56,522	1,327	2.3%
Contingent consideration and earnout fair value adjustments	—	687	(687)	100.0%
Operating Expenses	$85,588	$77,049	$8,539	11.1%
INCOME FROM OPERATIONS	$74,962	$35,439	$39,523	111.5%
Interest expense	(17,643)	(15,602)	(2,041)	13.1%
Other income (expense)	(369)	(2,478)	2,109	(85.1)%
Change in fair value of derivative warrant liabilities	—	(1,929)	1,929	(100.0)%
INCOME BEFORE TAXES	$56,950	$15,430	$41,520	269.1%
Provision for Income Taxes	14,409	2,405	12,004	499.1%
NET INCOME	$42,541	$13,025	$29,516	226.6%

Revenue

	Three Months Ended					Revenue Variance Breakdown
				Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
	July 2, 2022	June 26, 2021	Variances
Sales of products	$213,969	$140,556	$73,413	52.2%	$23,495	$49,918	35.5%
Sales of services	33,745	33,626	119	0.4%	2,270	(2,151)	(6.4)%
Total	$247,714	$174,182	$73,532	42.2%	$25,765	$47,767	27.4%

	Six Months Ended					Revenue Variance Breakdown
				Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
	July 2, 2022	June 26, 2021	Variances
Sales of products	$411,274	$262,253	$149,021	56.8%	$43,873	$105,148	40.1%
Sales of services	65,960	64,754	$1,206	1.9%	3,968	(2,762)	(4.3)%
Total	$477,234	$327,007	$150,227	45.9%	$47,841	$102,386	31.3%
The $73.5 million and $150.2 million revenue increase for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021 is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels, positive impact from commercial actions taken in 2022, coupled with inorganic growth of $25.8 million and $47.8 million as a result of the DBCI and ACT acquisitions. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022. The following table and discussion compares Janus’s sales by sales channel (dollar amounts in tables in thousands).

	Three Months Ended				Variance
Consolidated	July 2, 2022	% of sales	June 26, 2021	% of sales	$	%
New Construction - Self Storage	$77,094	31.1%	$65,747	37.7%	$11,347	17.3%
R3 - Self Storage	74,647	30.1%	55,578	31.9%	19,069	34.3%
Commercial and Other	95,973	38.8%	52,857	30.3%	43,116	81.6%
Total	$247,714	100.0%	$174,182	100.0%	$73,532	42.2%

	Six Months Ended				Variance
Consolidated	July 2, 2022	% of sales	June 26, 2021	% of sales	$	%
New Construction - Self Storage	$158,094	33.1%	$121,864	37.3%	$36,230	29.7%
R3 - Self Storage	141,974	29.8%	98,568	30.1%	43,406	44.0%
Commercial and Other	177,166	37.1%	106,575	32.6%	70,591	66.2%
Total	$477,234	100.0%	$327,007	100.0%	$150,227	45.9%
New construction sales increased by $11.3 million or 17.3% and by $36.2 million or 29.7% for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021, respectively. The increase in the three and six months period ended July 2, 2022 is primarily due to commercial initiatives and strong growth related to the 2021 pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic continuing to ship in the first and second quarters of 2022. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.
R3 sales increased by $19.1 million and $43.4 million or 34.3% and 44.0% for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021 due to the increase of conversions and expansions as self-storage capacity continues to be brought online through R3 as opposed to greenfield sites coupled with the positive impacts from commercial actions. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.
Commercial and other sales increased by $43.1 million and $70.6 million or 81.6% and 66.2% for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021 due to Janus Core and ASTA experiencing favorable market gains due to the continued e-commerce movement coupled with share gains in both the commercial steel roll up door market and ASTA’s rolling steel product line. In addition, the commercial and other sales channel continued to benefit from the commercial actions instituted in 2021. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.

Cost of Sales and Gross Margin
Gross margin decreased by 0.1% and 0.8% to 33.9% and 33.6% for the three and six months period ended July 2, 2022 from 34.0% and 34.4% for the three and six months period ended June 26, 2021.

	Three Months Ended					Cost of Sales Variance Breakdown
	July 2, 2022	June 26, 2021	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$163,733	$114,988	$48,745	42.4%	$18,600	$30,145	26.2%

	Six Months Ended					Cost of Sales Variance Breakdown
	July 2, 2022	June 26, 2021	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$316,684	$214,519	$102,165	47.6%	$36,277	$65,888	30.7%
The cost of sales increase of $48.7 million and $102.2 million or 42.4% and 47.6% for the three and six months period ended July 2, 2022 compared to the three and six months periods ended June 26, 2021 is primarily attributable to an increase in material and direct labor costs of $28.6 million and $61.9 million for the three and six month periods ended July 2, 2022 coupled with the inorganic growth of $18.6 million and $36.3 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $4.0 million and $7.9 million or 38.6% and 39.8% from the three and six months periods ended July 2, 2022 compared to the three and six months periods ended June 26, 2021 primarily due to increased marketing, trade show and payroll related costs for additional headcount to support revenue growth coupled with limited travel, marketing and trade show costs in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $1.1 million and $2.1 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - General and administrative
General and administrative expenses decreased $7.2 million or 19.5% and increased $1.3 million or 2.3% from the three and six months period ended June 26, 2021 compared to the three and six months period ended July 2, 2022. The decrease for the three months period is primarily due to an increase in general liability and health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company which was offset by transaction related costs incurred in conjunction with the June 2021 Business Combination of approximately $10.4 million which is not present in the current quarter. The increase for the six months period is primarily due to an increase in general liability and health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company. In addition, there was an increase of $2.9 million and $5.8 million as a result of the DBCI and ACT acquisitions. These increases were partially offset by the approximately $10.4 million of transaction related costs incurred in conjunction with the June 2021 Business Combination.

Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments decreased $0.7 million or 100.0% from the three and six months period ended June 26, 2021 compared to the three and six months period ended July 2, 2022 related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
Interest Expense
Interest expense increased $1.4 million and $2.0 million or 18.6% and 13.1% from the three and six months period ended June 26, 2021 compared to the three and six months period ended July 2, 2022 primarily due to the new borrowings of $155.0 million in August 2021 and an increase in interest rates in 2022. (See “Liquidity and Capital Resources” section).
Other Income (Expense)
Other income (expense) decreased by $0.6 million and $2.1 million or 62.8% and 85.1% from $0.9 million and $2.5 million of other income for the three and six months period ended June 26, 2021 to $0.3 million and $0.4 million of other (expense) for the period ended July 2, 2022 primarily due to a $1.0 million and $2.4 million loss on extinguishment of debt included in the three and six months period ended June 26, 2021 but not present in the three and six months period ended July 2, 2022.
Income Taxes
Income tax expense increased by $5.2 million and $12.0 million or 204.8% and 499.1% from $2.6 million and $2.4 million for the three and six months period ended June 26, 2021 to $7.8 million and $14.4 million expense for the three and six months period ended July 2, 2022 due to a tax structure change from a limited liability company to a Corporation as a result of the Business Combination that occurred on June 7, 2021.
Net Income

The $24.5 million and $29.5 million or 1448.1% and 226.6% increase for the three and six months period ended July 2, 2022 as compared to the three and six months period ended June 26, 2021 is largely due to an increase in revenue offset by a decrease in general and administrative expenses for the three month period ended July 2, 2022. The revenue increase for the six months ended July 2, 2022 was partially offset by an increase in raw material, labor and logistics costs.
Segment Results of Operations
We operate in and report financial results for two segments: North America and International with the following sales channels, New Construction, Self-Storage R3, and Commercial and Other.

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

Results of Operations - Janus North America
For the three and six months period ended July 2, 2022 compared to the period ended June 26, 2021 (dollar amounts in thousands):

	Three Months Ended
	July 2, 2022	June 26, 2021	Variance
			$	%

REVENUE
Sales of products	$215,865	$139,189	$76,676	55.1%
Sales of services	25,597	25,056	541	2.2%
Total revenue	$241,462	$164,245	$77,217	47.0%
Cost of Sales	163,238	110,341	52,897	47.9%
GROSS PROFIT	$78,224	$53,904	$24,320	45.1%
OPERATING EXPENSE
Selling and marketing	13,643	9,472	4,171	44.0%
General and administrative	26,408	27,164	(756)	(2.8)%
Contingent consideration and earnout fair value adjustments	—	687	(687)	100.0%
Operating Expenses	$40,051	$37,323	$2,728	7.3%
INCOME FROM OPERATIONS	$38,173	$16,581	$21,592	130.2%

	Six Months Ended
	July 2, 2022	June 26, 2021	Variance
			$	%

REVENUE
Sales of products	$416,023	$260,082	$155,941	60.0%
Sales of services	50,696	50,698	(2)	—%
Total revenue	$466,719	$310,780	$155,939	50.2%
Cost of Sales	316,209	207,113	109,096	52.7%
GROSS PROFIT	$150,510	$103,667	$46,843	45.2%
OPERATING EXPENSE
Selling and marketing	26,261	18,167	8,094	44.6%
General and administrative	51,221	44,316	6,905	15.6%
Contingent consideration and earnout fair value adjustments	—	687	(687)	100.0%
Operating Expenses	$77,482	$63,170	$14,312	22.7%
INCOME FROM OPERATIONS	$73,028	$40,497	$32,531	80.3%
Revenue

	Three Months Ended		Variances	Variance %		Revenue Variance Breakdown
	July 2, 2022	June 26, 2021			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$215,865	$139,189	$76,676	55.1%	$23,495	$53,181	38.2%
Sales of services	$25,597	$25,056	$541	2.2%	$2,270	$(1,729)	(6.9)%
Total	$241,462	$164,245	$77,217	47.0%	$25,765	$51,452	31.3%

	Six Months Ended		Variances	Variance %		Revenue Variance Breakdown
	July 2, 2022	June 26, 2021			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$416,023	$260,082	$155,940	60.0%	$43,873	$112,067	43.1%
Sales of services	$50,696	$50,698	$(1)	—%	$3,968	$(3,970)	(7.8)%
Total	$466,719	$310,780	$155,939	50.2%	$47,841	$108,097	34.8%

The $77.2 million and $155.9 million or 47.0% and 50.2% revenue growth increase is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels, positive impact from commercial actions taken in 2021, coupled with inorganic growth of $25.8 million and $47.8 million as a result of the DBCI and ACT acquisitions.

The following table and discussion compares Janus North America sales by sales channel (dollar amounts in thousands).

	Three Months Ended
	July 2, 2022	% of Total Sales	June 26, 2021	% of Total Sales	Variance
					$	%
New Construction - Self Storage	$70,650	29.2%	$55,601	33.9%	$15,049	27.1%
R3 - Self Storage	$69,431	28.8%	$52,182	31.8%	$17,249	33.1%
Commercial and Other	$101,381	42.0%	$56,462	34.4%	$44,919	79.6%
Total	$241,462	100.0%	$164,245	100.0%	$77,217	47.0%

	Six Months Ended
	July 2, 2022	% of Total Sales	June 26, 2021	% of Total Sales	Variance
					$	%
New Construction - Self Storage	$146,359	31.3%	$104,301	33.6%	$42,058	40.3%
R3 - Self Storage	$131,003	28.1%	$91,514	29.4%	$39,489	43.2%
Commercial and Other	$189,357	40.6%	$114,965	37.0%	$74,392	64.7%
Total	$466,719	100.0%	$310,780	100.0%	$155,939	50.2%
New Construction sales increased by $15.0 million and $42.1 million or 27.1% and 40.3% for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021 primarily due to commercial initiatives and strong growth related to shipments on the pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic that negatively impacted the first and second quarters of 2021.
R3 sales increased by $17.2 million and $39.5 million or 33.1% and 43.2% for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021 primarily due to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.
Commercial and Other sales increased by $44.9 million and $74.4 million or 79.6% and 64.7% for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021 due to increases in both Janus Core and ASTA commercial steel roll up door market, from continued strong momentum of the ASTA rolling steel product line and commercial initiatives implemented to offset the inflationary increases of raw materials, labor, and logistics costs.
Cost of Sales and Gross Margin
Gross Margin decreased by 0.4% and 1.2% to 32.4% and 32.2% for the three and six months period ended July 2, 2022, from 32.8% and 33.4% for the three and six months period ended June 26, 2021 primarily due to continued increased raw material, labor and logistics costs in advance of commercial and cost containment initiatives taking full effect.

	Three Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	July 2, 2022	June 26, 2021			Domestic Acquisitions	Organic Growth (Reduction)	Organic Growth %
Cost of Sales	$163,238	$110,341	$52,897	47.9%	$18,600	$34,297	31.1%

	Six Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	July 2, 2022	June 26, 2021			Domestic Acquisitions	Organic Growth (Reduction)	Organic Growth %
Cost of Sales	$316,209	$207,113	$109,096	52.7%	$36,277	$72,819	35.2%
The $52.9 million and $109.1 million or 47.9% and 52.7% increase in cost of sales for the three and six months period ended July 2, 2022 compared to the three and six months period ended June 26, 2021 is primarily due to increased revenue coupled with an increase in raw material, labor, and logistics costs. In addition, there was an inorganic increase of $18.6 million and $36.3 million for the three and six months period ended July 2, 2022, as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $4.2 million and $8.1 million or 44.0% and 44.6% from $9.5 million and $18.2 million for the three and six months period ended June 26, 2021 to $13.6 million and $26.3 million for the three and six months period ended July 2, 2022 primarily due to increased marketing and trade show and payroll related costs for additional headcount to support revenue growth coupled with lower spend on travel, marketing and trade shows in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $1.1 million and $2.1 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - General and administrative
General and administrative expenses decreased $0.8 million and increased $6.9 million or 2.8% and 15.6% from $27.2 million and $44.3 million for the three and six months period ended June 26, 2021 to $26.4 million and $51.2 million for the three and six months period ended July 2, 2022 is primarily due to an increase in general liability and health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company which was offset by transaction related costs incurred in conjunction with the June 2021 Business Combination of approximately $10.4 million which is not present in the current quarter.The increase for the six months period is primarily due to an increase in general liability and health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company. In addition, there was an increase of $2.9 million and $5.8 million as a result of the DBCI and ACT acquisitions. These increases were partially offset by the approximately $10.4 million of transaction related costs incurred in conjunction with the June 2021 Business Combination.

Operating Expenses - contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments decreased $0.7 million or 100.0% from the three and six months period ended June 26, 2021 compared to the three and six months period ended July 2, 2022 related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
Income from Operations
Income from operations increased by $21.6 million and $32.5 million or 130.2% and 80.3% from $16.6 million and $40.5 million for the three and six months period ended June 26, 2021 to $38.2 million and $73.0 million for the three and six months period ended July 2, 2022 primarily due to an increase revenue, partially offset by an increase in cost of sales, selling and general and administrative expenses.
INTERNATIONAL
Results of Operations - Janus International- For the three and six months period ended July 2, 2022 compared to the period ended June 26, 2021 (dollar amounts in thousands):

	Three Months Ended
	July 2, 2022	June 26, 2021	Variance
			$	%

REVENUE
Sales of products	$12,176	$9,775	$2,401	24.6%
Sales of services	8,148	8,570	(422)	(4.9)%
Total revenue	$20,324	$18,345	$1,979	10.8%
Cost of Sales	14,541	13,053	1,488	11.4%
GROSS PROFIT	$5,783	$5,292	$491	9.3%
OPERATING EXPENSE
Selling and marketing	746	910	(164)	(18.0)%
General and administrative	3,335	9,771	(6,436)	(65.9)%
Operating Expenses	$4,081	$10,681	$(6,600)	(61.8)%
LOSS FROM OPERATIONS	$1,702	$(5,389)	$7,091	131.6%

	Six Months Ended
	July 2, 2022	June 26, 2021	Variance
			$	%

REVENUE
Sales of products	$22,975	$16,848	$6,127	36.4%
Sales of services	15,263	14,057	1,206	8.6%
Total revenue	$38,238	$30,905	$7,333	23.7%
Cost of Sales	28,183	22,108	6,075	27.5%
GROSS PROFIT	$10,055	$8,797	$1,258	14.3%
OPERATING EXPENSE
Selling and marketing	1,478	1,673	(195)	(11.7)%
General and administrative	6,628	12,206	(5,578)	(45.7)%
Operating Expenses	$8,106	$13,879	$(5,773)	(41.6)%
INCOME (LOSS) FROM OPERATIONS	$1,949	$(5,082)	$7,031	(138.4)%

Revenue

	Three Months Ended		Variances	Variance %	Revenue Variance Breakdown
	July 2, 2022	June 26, 2021			Organic Growth	Organic Growth
Sales of products	$12,176	$9,775	$2,401	24.6%	$2,401	24.6%
Sales of services	$8,148	$8,570	$(422)	(4.9)%	$(422)	(4.9)%
Total	$20,324	$18,345	$1,979	10.8%	$1,979	10.8%

	Six Months Ended		Variances	Variance %	Revenue Variance Breakdown
	July 2, 2022	June 26, 2021			Organic Growth	Organic Growth
Sales of products	$22,975	$16,848	$6,127	36.4%	$6,127	36.4%
Sales of services	$15,263	$14,057	$1,206	8.6%	$1,206	8.6%
Total	$38,238	$30,905	$7,333	23.7%	$7,333	23.7%
The $2.0 million and $7.3 million revenue increase includes a 10.8% and 23.7% increase in organic growth driven by increased sales volumes due to improved market conditions and commercial actions instituted in 2021.
The following table illustrates the sales by channel for the three and six months period ended July 2, 2022 and June 26, 2021.

	Three Months Ended			% of Total Sales	Variance
	July 2, 2022	% of Total Sales	June 26, 2021		$	%
New Construction - Self Storage	$14,884	73.2%	$14,878	81.1%	$6	—%
R3 - Self Storage	5,440	26.8%	$3,467	18.9%	$1,973	56.9%
Total	$20,324	100.0%	$18,345	100.0%	$1,979	10.8%

	Six Months Ended			% of Total Sales	Variance
	July 2, 2022	% of Total Sales	June 26, 2021		$	%
New Construction - Self Storage	$26,782	70.0%	$23,779	76.9%	$3,003	12.6%
R3 - Self Storage	$11,456	30.0%	$7,126	23.1%	$4,330	60.8%
Total	$38,238	100.0%	$30,905	100.0%	$7,333	23.7%
New Construction sales were consistent for the three months ended July 2, 2022 and June 26, 2021 and increased by $3.0 million or 12.6% to $26.8 million from $23.8 for the six months period ended July 2, 2022 due to increased volumes, commercial actions, and improved market conditions as the international market continues to open up after the COVID-19 pandemic.
R3 sales increased by $2.0 million and $4.3 million or 56.9% and 60.8% to $5.4 million and $11.5 million for the three and six months period ended July 2, 2022 from $3.5 million and $7.1 million for the three and six months period ended June 26, 2021 primarily due to increased volumes, commercial actions, and improved market conditions as the international market continues to open up after the COVID-19 pandemic.
Cost of Sales and Gross Margin
Gross Margin increased by 0.3% and decreased by 2.2% to 28.5% and 26.3% for the three and six months period ended July 2, 2022, from 28.8% and 28.5% for the three and six month period ended June 26, 2021. The increase in the three months period ended July 2, 2022 is due primarily to increased revenue resulting in improved absorption. The decline for the six months period ended July 2, 2022 is the result of higher raw material, labor and logistics costs and an increase in mezzanine product sales which have a lower margin profile than typical product offerings as these products are buy-resale, coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

	Three Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	July 2, 2022	June 26, 2021			Organic Growth	Organic Growth %
Cost of Sales	$14,541	$13,053	$1,488	11.4%	$1,488	11.4%

	Six Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	July 2, 2022	June 26, 2021			Organic Growth	Organic Growth %
Cost of Sales	$28,183	$22,108	$6,075	27.5%	$6,075	27.5%
Cost of sales increased by $1.5 million and $6.1 million or 11.4% and 27.5% from $13.1 million and $22.1 million, for the three and six months period ended June 26, 2021, to $14.5 million and $28.2 million for the three and six months period ended July 2, 2022 with a 23.7% increase in revenues coupled with an increase in raw material costs related to an increase in mezzanine product sales.
Operating Expenses - Selling and marketing
Selling and marketing expense decreased by $0.2 million and $0.2 million or 18.0% and 11.7% from $0.9 million and $1.7 million for the three and six months period ended June 26, 2021 to $0.7 million and $1.5 million for the three and six months period ended July 2, 2022 due to increased marketing and trade show and payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses decreased $6.4 million and $5.6 million or 65.9% and 45.7% from $9.8 million and $12.2 million for the three and six months period ended June 26, 2021 to $3.3 million and $6.6 million for the period ended July 2, 2022 primarily due to transaction costs related to the Business Combination that are not present in the current periods.
Income from Operations
Income from operations increased by $7.1 million and $7.0 million or 131.6% and 138.4% from $5.4 and $5.1 million in net losses for the three and six months period ended June 26, 2021 to $1.7 million and $1.9 million in net income for the three and six months period ended July 2, 2022 primarily due to an increase in revenue and a decrease in general and administrative expenses for both the three month and six month periods.
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
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	July 2, 2022	June 26, 2021	Variance
			$	%

Net Income (Loss)	$22,837	$(1,694)	$24,531	1448.1%
Interest Expense	8,868	7,476	1,392	18.6%
Income Taxes	7,802	2,560	5,242	204.8%
Depreciation	1,978	1,506	472	31.3%
Amortization	7,646	6,791	855	12.6%
EBITDA	$49,131	$16,639	$32,492	195.3%
Loss (gain) on extinguishment of debt(1)	—	994	(994)	(100.0)%
COVID-19 related expenses(2)	—	13	(13)	(100.0)%
Transaction related expenses(3)	—	10,398	(10,398)	(100.0)%
Facility relocation(4)	517	49	468	955.1%
Share-based compensation(5)	—	5,210	(5,210)	(100.0)%
Acquisition expense(6)	535	—	535	100.0%
Severance and transition costs (7)	500	—	500	100.0%
Change in fair value of contingent consideration(8)	—	687	(687)	(100.0)%
Change in fair value of derivative warrant liabilities(9)	—	1,929	(1,929)	(100.0)%
Adjusted EBITDA	$50,683	$35,919	$14,764	41.1%

	Six Months Ended
	July 2, 2022	June 26, 2021	Variance
			$	%

Net Income	$42,541	$13,025	$29,516	226.6%
Interest Expense	17,643	15,602	2,041	13.1%
Income Taxes	14,409	2,405	12,004	499.1%
Depreciation	3,835	2,979	856	28.7%
Amortization	14,871	13,623	1,248	9.2%
EBITDA	$93,299	$47,634	$45,665	95.9%
Loss (gain) on extinguishment of debt(1)	—	2,415	(2,415)	(100.0)%
COVID-19 related expenses(2)	109	209	(100)	(47.8)%
Transaction related expenses(3)	—	10,398	(10,398)	(100.0)%
Facility relocation(4)	620	67	553	825.4%
Share-based compensation(5)	—	5,210	(5,210)	(100.0)%
Acquisition expense(6)	821	—	821	100.0%
Severance and transition costs (7)	500	—	500	100.0%
Change in fair value of contingent consideration(8)	—	687	(687)	(100.0)%
Change in fair value of derivative warrant liabilities(9)	—	1,929	(1,929)	(100.0)%
Adjusted EBITDA	$95,349	$68,549	$26,800	39.1%
(1)Adjustment for loss (gain) on extinguishment of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2021 and the prepayment of debt in the amount of $61.6 million that occurred on June 7, 2021 in conjunction with the Business Combination. See “Liquidity and Capital Resources” section.
(2)Adjustment consists of signage, cleaning and supplies to maintain work environments necessary to adhere to CDC guidelines during the COVID-19 pandemic. See “Impact of COVID-19” section.
(3)Transaction related expenses incurred as a result of the Business Combination on June 7, 2021 which consist of employee bonuses and the transaction cost allocation.
(4)Expenses related to the facility relocation for ASTA and Janus Core.
(5)Share-based compensation expense associated with Midco, LLC Class B Common units that fully vested at the date of the Business Combination.
(6)Expenses related to the transition services agreement for the DBCI acquisition which closed August 18, 2021.
(7)Reflects one-time costs associated with our strategic transformation, including executive leadership team changes, strategic business assessment and transformation projects.
(8)Adjustment related to the change in fair value of contingent consideration related to the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
(9)Adjustment related to the change in fair value of derivative warrant liabilities for the private placement warrants.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, days sales outstanding, inventory turns, days payable outstanding, capital expenditure forecasts, interest and principal payments on debt and income tax payments.
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from equity, debt offerings and borrowing availability under our existing credit facility. We believe our operating cash flows, along with funds available under the line of credit, provide sufficient liquidity to support Janus’s short and long-term liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, as well as to finance acquisitions.
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
Debt Profile

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					July 2, 2022	January 1, 2022
Notes Payable - Amendment No. 4 1st Lien	726,413	February 12, 2021	February 12, 2025	4.92%[1]	$718,346	$722,379
Financing leases					651	—
Total principal debt					718,997	722,379
Less unamortized deferred finance fees					8,885	10,594
Less current portion of long-term debt					8,229	8,067
Long-term debt, net of current portion					$701,883	$703,718
(1)The interest rate on the Amendment No. 4 1st Lien term loan as of July 2, 2022, was 4.92%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%
As of July 2, 2022 and January 1, 2022, the Company maintained one letter of credit totaling approximately $0.4 million and $0.4 million, respectively, on which there were no balances due.

On August 18, 2021, the Company completed a refinancing in the form of that certain First Lien Amendment No. 4, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen, new borrowings of $155.0 million and a consolidation of the prior outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 million with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 30, 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (total rate of 4.92% as of July 2, 2022). Unamortized debt issuance costs are approximately $8.9 million at July 2, 2022. This refinancing amendment was accounted for as modification of existing terms and as such no gain or loss was recognized for this transaction and any third party fees were expensed with bank fees, original issue discount and charges capitalized and are being amortized as a component of interest expense over the remaining loan term.
On February 5, 2021, Janus completed a repricing of its First Lien and First Lien B2 Term Loans in order to take advantage of available lower interest rates. The repricing allowed the Company to combine the two First Lien Term Loans into one Term Loan.
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

The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of July 2, 2022, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

On August 18, 2021, the Company increased the available line of credit from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 12, 2023 to August 12, 2024. There was $— and $6.4 million outstanding balance on the line of credit as of July 2, 2022 and January 1, 2022, respectively. The interest rate on the facility is based on a Base Rate, unless a LIBOR Rate option is chosen by Janus. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of July 2, 2022 and January 1, 2022 the interest rate in effect for the facility was 5.0% and 3.5%, respectively. The line of credit is secured by accounts receivable and inventories.
On February 12, 2018, Janus entered into a revolving line of credit facility with a domestic bank replacing the predecessor revolving line of credit. The line of credit facility was originally for $50.0 million with interest payments due in arrears that matures on February 12, 2023. The available line of credit and maturity date was amended on August 18, 2021.
Statement of cash flows
(dollar amounts in thousands)
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Six month period ended July 2, 2022 compared to the six month period ended June 26, 2021:

	July 2, 2022	June 26, 2021	Variance
			$	%
Net cash provided by (used in) operating activities	$43,152	$44,823	$(1,671)	(3.7)%
Net cash provided by (used in) investing activities	(5,223)	(5,479)	256	(4.7)%
Net cash provided by (used in) financing activities	(10,469)	(69,503)	59,034	(84.9)%
Effect of foreign currency rate changes on cash	66	191	(125)	(65.4)%
Net increase (decrease) in cash and cash equivalents	$27,526	$(29,968)	$57,494	(191.9)%
Net cash provided by operating activities
Net cash provided by operating activities decreased by $1.7 million to $43.2 million for the period ended July 2, 2022 compared to $44.8 million for the period ended June 26, 2021. This was primarily due to an increase of $29.3 million to net income adjusted for non-cash items and an investment in net working capital of $31.1 million to continue to support revenue growth, which was driven by a $16.3 million increase in accounts receivable and deferred revenue offset by a $5.4 million improvement in prepaid and other current assets, $0.8 million improvement in inventory, $13.9 million decrease in accounts payable and a $7.1 million decrease in other accrued expenses. Additionally, there was a $0.2 million decrease in other assets and long-term liabilities.
Net cash used in investing activities
Net cash used in investing activities decreased by $0.3 million for the period ended July 2, 2022 as compared to the period ended June 26, 2021. This decrease was driven primarily by the acquisition of G&M Stor-More Pty Ltd. made in January 2021 with a net payment of $1.6 million which was partially offset by a $1.3 million increase in capital expenditures for the period ended July 2, 2022 as compared with the period ended June 26, 2021 to continue to support our strategic growth initiatives.
Net cash used in financing activities
Net cash used in financing activities decreased by $59.0 million for the period ended July 2, 2022 as compared to the period ended June 26, 2021. This decrease was driven primarily by a decrease of $59.2 million in principal payments of long-term debt and a $4.2 million decrease in net distributions paid to members which was partially offset by a $6.4 million pay down on the line of credit. The decrease in the principal payments of long-term debt was primarily attributed to the prepayment of approximately $61.6 million of existing 1st Lien Term Loan Debt upon the closing of the Business Combination in June 2021. As a result of the business combination, the Company received $334.9 million related to proceeds from the merger and $250.0 million in proceeds from the PIPE Investment. In addition, the Company paid $541.7 million to Midco, LLC unitholders and $44.5 million in transaction costs.

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
Contractual Obligations
Summarized below are our contractual obligations as of July 2, 2022 and their expected impact on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long Term Debt Obligations	$718,997	$4,120	$14,464	$700,404	$9
Long Term Supply Contracts (1)	38,343	38,343	—	—	—
Other Long Term Liabilities (2)	42,524	2,722	9,889	7,858	22,055
Total	$799,864	$45,185	$24,353	$708,262	$22,064
(1)Long Term Supply Contracts relate to the multiple fixed price agreements.
(2)Other Long-Term Liabilities relate to operating lease liabilities.
Long-Term Debt Obligations is comprised of an Amendment No 4 First Lien Term Loan (see Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion) that expires on February 12, 2025. The Company’s intention is to amend and extend or refinance this loan well in advance of the current maturity date. In addition, the Company has finance lease liabilities included in long-term debt.

Other Long Term Liabilities consist of operating lease liabilities for real and personal property leases with various lease expiration dates (see Note 14 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion). The amount listed in the thereafter category is primarily comprised of five real property leases with expiration dates ranging from 2026 – 2036.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, Janus also had another commitment for which it is contingently liable as of July 2, 2022 and January 1, 2022 consisting of an outstanding letter of credit of $0.4 million.
Critical Accounting Policies and Estimates
For the critical Accounting Policies and Estimates used in preparing Janus’s Unaudited Condensed Consolidated Financial Statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations, and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations’ financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions. Other than the following, the Company's significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K as of January 1, 2022.
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
See Note 2 to our Unaudited Condensed Consolidated Financial Statements for further discussion of allowance for credit losses.
Recently Issued Accounting Standards
See Note 2 to our Condensed Unaudited Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued and adopted accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in exposures to market risk since January 1, 2022. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended January 1, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the existence of the material weaknesses discussed further below.
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
Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
As discussed most recently in the Company’s quarterly report filed on Form 10-Q on May 17, 2022 for the quarterly period ended April 2, 2022, the Company identified an unremediated material weakness related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) as of December 26, 2020.
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
The Company has increased our personnel resources and technical accounting expertise within the accounting function with the hiring of a new Chief Financial Officer as of July 1, 2022, as disclosed on Form 8-K filed with the Securities and Exchange Commission. Further, we’ve hired additional personnel for the accounting and information technology function in order to address inadequate segregation of duties and provide proper oversight in connection with financial reporting. Specific corrective actions are also underway to address the deficiencies related to the material weaknesses. We have also entered into an agreement and are currently working with a third-party consultant to assist with the efforts to effectively remediate the identified material weaknesses.
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

Item 1A.    Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K. Except for the risk factor below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations
Due to the international scope of our operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. As a result of the Russia-Ukraine conflict and related sanctions, energy and commodity prices have spiked upwards, and foreign trade transactions and supply chains have been severely affected. Some of our logistics suppliers and suppliers of component parts have increased their prices as well, and prices charged by any alternative suppliers may not be as favorable as those we had obtained in the past. At this time, we cannot reasonably estimate the full impact of the conflict between Russia and Ukraine on the global economy and our business. However, ensuing economic conditions may negatively affect potential and existing customers in certain of our end markets, which could potentially result in declines in demand for our products. If the Russia-Ukraine conflict and related political tensions escalate, our business, financial position, results of operations and cash flows may further be adversely affected.

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

10.5	Investor Rights Agreement (incorporated by reference to Exhibit 10.5 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).
10.6
Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by Juniper Industrial Holdings, Inc. on October 18, 2019, as amended (File No. 333-234264)).

10.7	Janus Parent, Inc. Omnibus Incentive Plan (included as Annex B to the Definitive Proxy Statement/Prospectus filed on May 7, 2021).
10.8
Transition and Separation Agreement, dated as of June 22, 2022, by and between Janus International Group, Inc. and Scott Sannes (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on June 23, 2022).

10.9
Offer Letter, dated as of June 16, 2022, by and between Janus International Group, Inc. and Anselm Wong (incorporated by reference to Exhibit 10.2 to Janus International Group, Inc.’s Form 8-K filed on June 23, 2022).

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

Date:	August 16, 2022	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer