Form 10-Q
period 2022-10-01
Janus International Group, Inc.
filed 2022-11-10
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2022, 146,647,275 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

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

•operational risk;

•the possibility that the COVID-19 pandemic, or another major disease, disrupts Janus’ business;

•our ability to maintain the listing of our securities on a national securities exchange;

•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Janus’ resources; and

•other risks detailed from time to time in our filings with the SEC, press releases, and other communications, including those set forth under “Risk Factors” included in our 2021 Annual Report on Form 10-K for the year ended January 1, 2022, and in the documents incorporated by reference herein and therein.

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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	October 1,	January 1,
	2022	2022
	(Unaudited)

ASSETS
Current Assets
Cash	$55,335	$13,192
Accounts receivable, less allowance for credit losses; $4,553 and $5,449, at October 1, 2022 and January 1, 2022, respectively	151,694	107,372
Costs and estimated earnings in excess of billing on uncompleted contracts	30,831	23,121
Inventory, net	69,050	56,596
Prepaid expenses	12,282	9,843
Other current assets	2,227	4,057
Total current assets	$321,419	$214,181
Right-of-use assets, net	45,529	—
Property and equipment, net	42,855	41,607
Customer relationships, net	288,770	312,199
Tradename and trademarks	106,971	107,980
Other intangibles, net	14,743	15,861
Goodwill	367,262	369,286
Deferred tax asset, net	59,979	58,915
Other assets	1,874	1,973
Total assets	$1,249,402	$1,122,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,728	$54,961
Billing in excess of costs and estimated earnings on uncompleted contracts	27,235	23,207
Current maturities of long-term debt	8,379	8,067
Other accrued expenses	75,919	54,111
Total current liabilities	$167,261	$140,346
Line of credit	—	6,369
Long-term debt, net	701,189	703,718
Deferred tax liability, net	1,678	749
Other long-term liabilities	41,764	2,533
Total liabilities	$911,892	$853,715
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 146,647,275 and 146,561,717 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	15	15
Additional paid-in capital	279,944	277,799
Accumulated other comprehensive loss	(7,887)	(949)
Retained earnings (accumulated deficit)	65,438	(8,578)
Total stockholders’ equity	$337,510	$268,287
Total liabilities and stockholders’ equity	$1,249,402	$1,122,002
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales of product	$230,847	$155,670	$642,122	$417,922
Sales of services	31,700	32,120	97,659	96,874
Total revenue	262,547	187,790	739,781	514,796
Cost of Sales	165,755	125,551	482,439	340,070
GROSS PROFIT	96,792	62,239	257,342	174,726
OPERATING EXPENSE
Selling and marketing	14,477	12,066	42,216	31,906
General and administrative	28,418	24,947	86,267	81,469
Contingent consideration and earnout fair value adjustments	—	—	—	687
Operating Expenses	42,895	37,013	128,483	114,062
INCOME FROM OPERATIONS	53,897	25,226	128,859	60,664
Interest expense	(10,979)	(7,664)	(28,622)	(23,265)
Other expense	56	91	(313)	(2,388)
Change in fair value of derivative warrant liabilities	—	1,271	—	(658)
INCOME BEFORE TAXES	42,974	18,924	99,924	34,353
Provision for Income Taxes	10,575	3,382	24,984	5,787
NET INCOME	$32,399	$15,542	$74,940	$28,566
Other Comprehensive Income (Loss)	(3,037)	(1,170)	(6,938)	(896)
COMPREHENSIVE INCOME	29,362	14,372	68,002	27,670
Net income attributable to common stockholders	$32,399	$15,542	$74,940	$28,566
Weighted-average shares outstanding, basic and diluted (Note 16)
Basic	146,639,452	138,384,284	146,592,296	95,179,726
Diluted	146,717,917	142,840,792	146,671,509	97,828,380
Net income per share, basic and diluted (Note 16)
Basic	$0.22	$0.11	$0.51	$0.30
Diluted	$0.22	$0.10	$0.51	$0.30
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(dollar amounts in thousands, except share data)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (AccumulatedDeficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 26, 2020	4,478	$261	189,044	$189,044	—	$—	$—	$(227)	$(48,205)	$140,874
Retroactive application of the recapitalization	(4,478)	(261)	(189,044)	(189,044)	66,145,633	7	189,299	—	—	—
Balance as of December 26, 2020, as adjusted	—	$—	—	$—	66,145,633	$7	$189,299	$(227)	$(48,205)	$140,874
Vesting of Midco LLC class B units	—	—	—	—	111,895	—	52	—	—	52
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(96)	(96)
Cumulative translation adjustment	—	—	—	—	—	—	—	311	—	311
Net income	—	—	—	—	—	—	—	—	14,719	14,719
Balance as of March 27, 2021	—	$—	—	$—	66,257,528	$7	$189,351	$84	$(33,582)	$155,860
Vesting of Midco LLC class B units	—	—	—	—	4,012,872	—	5,210	—	—	5,210
Issuance of PIPE Shares	—	—	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4	226,940	—	—	226,944
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	—	26,480	—	—	26,480
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710)	—	—	(541,710)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,078)	(4,078)
Deferred Tax Asset	—	—	—	—	—	—	78,291	—	—	78,291
Cumulative translation adjustment	—	—	—	—	—	—	—	(37)	—	(37)
Net income	—	—	—	—	—	—	—	—	(1,694)	(1,694)
Balance as of June 27, 2021	—	$—	—	$—	138,384,250	$14	$234,559	$47	$(39,354)	$195,266
Warrant redemption	—	—	—	—	110	—	1	—	—	1
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,170)	—	(1,170)
Warrant movements from private to public					—	—	10,111			10,111
Net Income	—	—	—	—	—	—	—	—	15,542	15,542
Balance as of September 25, 2021	—	$—	—	$—	138,384,360	$14	$244,671	$(1,123)	$(23,812)	$219,750

Janus International Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(dollar amounts in thousands, except share data)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings (AccumulatedDeficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	—	$—	146,561,717	$15	$277,799	$(949)	$(8,578)	$268,287
Share based compensation	—	—	—	—	—	—	600	—	—	600
Cumulative effect of change in accounting principle(a)	—	—	—	—	—	—	—	—	(924)	(924)
Cumulative translation adjustment	—	—	—	—	—	—	—	(514)	—	(514)
Net income	—	—	—	—	—	—	—	—	19,704	19,704
Balance as of April 2, 2022	—	$—	—	$—	146,561,717	$15	$278,399	$(1,463)	$10,202	$287,153
Issuance of restricted units	—	—	—	—	77,660	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	910	—	—	910
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,387)	—	(3,387)
Net income	—	—	—	—	—	—	—	—	22,837	22,837
Balance as of July 2, 2022	—	$—	—	$—	146,639,377	$15	$279,309	$(4,850)	$33,039	$307,513
Issuance of restricted units	—	—	—	—	7,898	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	635	—	—	635
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,037)	—	(3,037)
Net income	—	—	—	—	—	—	—	—	32,399	32,399
Balance as of October 1, 2022	—	$—	—	$—	146,647,275	$15	$279,944	$(7,887)	$65,438	$337,510

(a)    Effective January 2, 2022, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) and ASU 2016-02, Leases (Topic 842). We have elected to adopt each of the two standards using the modified retrospective approach through a cumulative-effect adjustment to the opening balance of accumulated deficit for both. See Note 2 for further details of the impact of each standard.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands)

	Nine Months Ended
	October 1, 2022	September 25, 2021
	(Unaudited)	(Unaudited)
Cash Flows Provided By Operating Activities
Net income	$74,940	$28,566
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	5,817	4,678
Reduction in carrying amount of right-of-use assets	3,997	—
Amortization of intangibles	22,278	21,852
Deferred finance fee amortization	2,758	2,286
Provision (reversal) for losses on accounts receivable	1,206	(59)
Share based compensation	2,145	5,262
Loss on extinguishment of debt	—	2,415
Change in fair value of contingent consideration	—	687
(Gain) loss on sale of assets	(45)	43
Loss on abandonment of lease	571	—
Change in fair value of derivative warrant liabilities	—	658
Undistributed (earnings) losses of affiliate	(102)	76
Deferred income taxes, net	—	(768)
Changes in operating assets and liabilities
Accounts receivable	(45,893)	(16,884)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts	(7,710)	(12,101)
Prepaid expenses and other current assets	(531)	(4,488)
Inventory, net	(12,454)	(18,474)
Accounts payable	766	18,409
Other accrued expenses	17,658	28,649
Other assets and long-term liabilities	(2,810)	(1,124)
Net Cash Provided By Operating Activities	$62,591	$59,683
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	$67	$79
Purchases of property and equipment	(7,856)	(15,930)
Cash paid for acquisition, net of cash acquired	—	(179,714)
Net Cash Used In Investing Activities	$(7,789)	$(195,565)
Cash Flows Used In Financing Activities
(Repayments) proceeds from line of credit	$(6,369)	$19,351
Distributions to Janus Midco LLC unitholders	—	(4,174)
Principal payments on long-term debt	(6,051)	(64,825)
Proceeds from long-term debt	—	155,000
Proceeds from merger	—	334,874
Proceeds from PIPE	—	250,000
Payments for transaction costs, net	—	(44,489)
Payments to Janus Midco, LLC unitholders at the Business Combination	—	(541,710)
Proceeds from warrant exercise	—	1
Principal payments under finance lease obligations	(137)	—
Payments for deferred financing fees	—	(4,321)
Cash (Used In) Provided by Financing Activities	$(12,557)	$99,707
Effect of exchange rate changes on cash and cash equivalents	$(102)	$142
Net Increase (Decrease) in Cash and Cash Equivalents	$42,143	$(36,033)
Cash and Cash Equivalents, Beginning of Period	$13,192	$45,255
Cash and Cash Equivalents, End of Period	$55,335	$9,222
Supplemental Cash Flows Information
Interest paid	$28,351	$19,227
Income taxes paid	$21,655	$1,510
Cash paid for operating leases	$5,763	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$47,999	$—
Right-of-use assets obtained in exchange for finance lease obligations	$1,373	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Basis of Presentation
Janus International Group, Inc. is a holding company. References to “Janus,” “Group,” “Company,” “we,” “our” or “us” refer to Janus International Group, Inc., and its consolidated subsidiaries. Janus International Group, LLC (“Janus Core”) is a wholly-owned subsidiary of Janus Intermediate, LLC (“Intermediate”). Intermediate is a wholly-owned subsidiary of Janus Midco, LLC (“Midco”). Midco is a wholly-owned subsidiary of Janus Intermediate Holdco, Inc. (“Intermediate Holdco”). Intermediate Holdco is a wholly-owned subsidiary of Juniper Industrial Holdings, Inc. (“Juniper” or “JIH”), and Juniper is a wholly-owned subsidiary of Group.

The dollar amounts in the notes are shown in thousands of dollars, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.
The accompanying Unaudited Condensed Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 1, 2022, and its results of operations, including its comprehensive income and stockholders’ equity for the three and nine months ended October 1, 2022 and September 25, 2021.
This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K, for the year ended January 1, 2022.
Nature of Operations
The Group is a global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, the United Kingdom, Australia, and Singapore.
The Group’s business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of Janus International Europe Ltd., a company incorporated in England and Wales (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core, Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Janus Door, LLC (“Janus Door”), Access Control Technologies, LLC (“ACT”), U.S Door & Building Components, LLC (“U.S. Door”), and Steel Door Depot.com, LLC (“Steel Door Depot”).
Assets held at foreign locations were approximately $55,749 and $58,439 as of October 1, 2022 and January 1, 2022, respectively. Revenues earned at foreign locations totaled approximately $16,959 and $17,824 for the three months ended October 1, 2022 and September 25, 2021, respectively, and $55,197 and $48,729 for the nine months ended October 1, 2022 and September 25, 2021, respectively.
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
The Business Combination (defined and discussed below) was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Juniper is treated as the acquired company and Midco is treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Midco with the acquisition being treated as the equivalent of Midco issuing stock for the net assets of JIH, accompanied by a recapitalization. The net assets of JIH will be stated at historical cost, with no goodwill or other intangible assets recorded.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Significant items subject to such estimates and assumptions include, but are not limited to, the derivative warrant liability, the recognition of the valuations of share-based compensation arrangements, the useful lives of property and equipment, revenue recognition, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.
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
The fair value of cash, accounts receivable, less allowance for doubtful accounts and account payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt approximates its carrying amount as of October 1, 2022 and January 1, 2022 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. The fair value of the warrants contains significant unobservable inputs including the expected term and the share exchange ratio in evaluating the fair value of underlying common stock, and exercise price, therefore, the warrant liabilities were evaluated to be a Level 3 fair value measurement.
Significant Accounting Policies
Other than the following, the Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
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

During the pooling process, the Company identified two distinct customer types: commercial and self-storage. As these customer types have different risk characteristics, the Company concluded to pool the financial assets at this level within each business unit.

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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company reviewed methods provided by the guidance and determined to use the loss-rate method in the CECL analysis for trade receivables and contract assets. This loss-rate method was selected as there is reliable historical information available by business unit, and this historical information was determined to be representative of the Company’s current customers, products, services, and billing practices.

The summary of activity in the allowance for credit losses for the nine months ended October 1, 2022 and the allowance for doubtful accounts for the nine months ended September 25, 2021 are as follows:

	Beginning Balance	CECL Adoption[1]	Write-offs	Provision (Reversal), net	Ending Balance
2022	$5,449	$366	$(2,468)	$1,206	$4,553
2021	4,485	—	(59)	(59)	4,367

(1) On January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduced a new model known as CECL.
2. Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective and may be applied beginning March 12, 2020 and will apply through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. In April 2022, the FASB, proposed the deferral of the sunset date of this guidance to December 31, 2024. The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Group’s consolidated financial position or results of operations.
Recently Adopted Accounting Pronouncements
In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) which deferred the effective date for ASC 842, Leases, for one year. The leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the leasing standard effective January 2, 2022 and has elected to adopt the new standard at the adoption date using the modified retrospective method and recognized a cumulative effect adjustment to accumulated deficit in the amount of $558. Under this approach, we will continue to report comparative period financial information under ASC 840. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As part of this adoption, we have implemented internal controls and key system functionality to enable the preparation of financial information.
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

Notes to Unaudited Condensed Consolidated Financial Statements

	January 2, 2022
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Accounts Receivable, net	$107,372	$(366)	$107,006
Cost in Excess of Billings	23,121	—	23,121
Accumulated Deficit	(8,578)	(366)	(8,944)
3. Inventories
Inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out (FIFO) method. The major components of inventories as of October 1, 2022 and January 1, 2022 are as follows:

	October 1,	January 1,
	2022	2022
Raw materials	$48,043	$41,834
Work-in-process	650	671
Finished goods	20,357	14,091
	$69,050	$56,596
The Company has recorded a reserve for inventory obsolescence as of October 1, 2022 and January 1, 2022, of approximately $1,996 and $1,295, respectively.
4. Property and Equipment
Property, equipment, and other fixed assets as of October 1, 2022 and January 1, 2022 are as follows:

	October 1,	January 1,
	2022	2022
Land	$4,501	$4,501
Manufacturing machinery and equipment	37,286	35,688
Leasehold improvements	5,615	4,599
Construction in progress	6,063	3,571
Other	14,274	13,287
	$67,739	$61,646
Less accumulated depreciation	(24,884)	(20,039)
	$42,855	$41,607
5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at October 1, 2022 and January 1, 2022, are as follows:

	October 1,			January 1,
	2022			2022
	Gross Carrying Amount	Accumulated Amortization	Average Remaining Life in Years	Gross Carrying Amount	Accumulated Amortization
Intangible Assets
Customer relationships	$406,970	$(118,200)	10	$410,094	$(97,895)
Noncompete agreements	380	(233)	5	412	(231)
Tradenames and trademarks	106,971	—	Indefinite	107,980	—
Other intangibles	61,626	(47,030)	10	61,836	(46,156)
	$575,947	$(165,463)		$580,322	$(144,282)
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $3,278 and $270 loss for the period ended October 1, 2022 and January 1, 2022, respectively. Amortization expense was approximately $7,408 and $8,229 for the

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
three month periods ended October 1, 2022 and September 25, 2021, and $22,278 and $21,852 for the nine months periods ended October 1, 2022 and September 25, 2021, respectively.
The changes in the carrying amounts of goodwill for the period ended October 1, 2022 were as follows:

Balance as of January 1, 2022	$369,286
Changes due to foreign currency fluctuations	(2,076)
Goodwill adjusted during the period	52
Balance as of October 1, 2022	$367,262
6. Accrued Expenses
Accrued expenses are summarized as follows:

	October 1,	January 1,
	2022	2022
Sales tax payable	$5,236	$3,606
Interest payable	254	2,741
Indemnity Holdback Liability	1,002	—
Other accrued liabilities	6,222	1,766
Employee compensation	14,016	13,857
Customer deposits and allowances	36,297	24,555
Income taxes	2,121	810
Current operating lease liabilities	5,293	—
Other	5,478	6,776
Total	$75,919	$54,111
Other as of October 1, 2022 and January 1, 2022 consists of property tax, freight accrual, legal, accounting and other professional fee accruals.
7. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core, entered into a revolving line of credit facility with a financial institution pursuant to ABL Credit And Guarantee Agreement (the “LOC Agreement”). In August 2021, the Company increased the available line of credit from $50,000 to $80,000, incurred additional fees for this amendment of $425 and extended the maturity date from February 18, 2023 to August 12, 2024. The current line of credit facility is for $80,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate (as defined in the LOC Agreement) option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin of 1.25%, as of October 1, 2022. If the Base Rate (as defined in the LOC Agreement) is elected, the interest computation is equal to the Base Rate of the greatest of (a) the federal funds rate plus .5%, (b) the LIBOR rate plus 1%, or (c) the financial institution’s Prime Rate (as defined in the LOC Agreement), plus the Base Rate Margin (as defined in the LOC Agreement) of .25% as of October 1, 2022. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of October 1, 2022 and January 1, 2022, the interest rate in effect for the facility was 6.5% and 3.5%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company has incurred deferred loan costs in the amount of $1,483 which are being amortized over the term of the facility that expires on August 12, 2024, using the effective interest method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The unamortized portion of the fees as of October 1, 2022 and January 1, 2022 was approximately $463 and $648, respectively. There was $— and $6,369 outstanding on the line of credit as of October 1, 2022 and January 1, 2022, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
8. Long-Term Debt
Long-term debt consists of the following:

	October 1,	January 1,
	2022	2022
Note payable - Amendment No. 4 First Lien	$716,329	$722,379
Financing leases	1,260	—
	$717,589	$722,379
Less unamortized deferred finance fees	8,021	10,594
Less current maturities	8,379	8,067
Total long-term debt	$701,189	$703,718
Notes Payable - Amendment No.4 First Lien - On August 18, 2021, the Company completed a refinancing in the form of that certain First Lien Amendment No. 4, in which the principal terms of the amendment were new borrowings of $155,000 which was used to fund the DBCI (hereinafter defined) acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726,413 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective rate of 6.4% as of October 1, 2022). The debt is secured by substantially all business assets. This refinancing amendment was accounted for as a modification and as such no gain or loss was recognized for this transaction and any bank fees, original issue discount and charges capitalized are being amortized as a component of interest expense over the remaining loan term. Third party fees paid in connection with this amendment were expensed.
As of October 1, 2022 and January 1, 2022, the Company maintained one letter of credit totaling approximately $400 on which there were no balances due.
In connection with the Company entering into the First Lien debt agreement discussed above, deferred finance fees were capitalized. Amortization of approximately $865 and $800 and $2,573 and $2,286 was recognized for the three and nine months ended October 1, 2022 and September 25, 2021, respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit.
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

Notes to Unaudited Condensed Consolidated Financial Statements

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
During 2021, the Company incurred approximately $284 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 25, 2021.
DBCI, LLC (“DBCI”) Acquisition
On August 17, 2021, Janus Core acquired 100% of the equity interests of DBCI from Cornerstone Building Brands, Inc. (“Cornerstone”) for total cash consideration of approximately $169,173.
The assets and liabilities of the acquisitions have been recorded based upon management's estimates of their fair market values as of each respective date of acquisition. The following tables summarize the fair value of consideration transferred and the fair value of identified assets acquired, and liabilities assumed at the date of acquisition:

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Consideration Transferred
Cash	$169,173
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	208
Accounts receivable	8,502
Inventories	9,075
Property and equipment	7,803
Other assets	29
Identifiable intangible assets
Customer relationships	26,320
Backlog	3,130
Trademark	20,850
Recognized amounts of identifiable liabilities assumed
Accounts payable	(8,012)
Accrued expenses	(571)
Other liabilities	(888)
Total identifiable net assets	$66,446
Goodwill	$102,727
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
During 2021, the Company incurred approximately $2,685 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 25, 2021.
On January 21, 2022, in response to the Company’s submission of its proposed purchase price calculations and preliminary supporting documentation (the “Closing Statement”), Cornerstone delivered a Purchase Price Dispute Notice (“Dispute Notice”) to the Company. On February 26, 2022, the Company delivered its response to the Dispute Notice, and subsequent extensions were permitted between the parties to analyze the Closing Statement in an effort to mutually resolve the matter. The Closing Statement analysis is unresolved and pending as of the Form 10-Q filing date. Given the number of Closing Statement items currently in dispute, which result in a material difference between Janus’ and Cornerstone’s position of the purchase price, the Company is unable to reasonably estimate the contingency loss or gain. The Company will continue to monitor the progress of the dispute and will recognize the respective gain or loss through earnings in the appropriate period.

Pro Forma Financial Information
The following unaudited pro forma information is based on estimates and assumptions that the Company believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had the Company and DBCI and ACT been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business combinations had they occurred on December 27, 2020

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
This unaudited pro forma supplemental information includes incremental asset amortization, accounting policy alignment, nonrecurring transaction costs, and other charges as a result of the acquisitions, net of the related tax effects.
The following unaudited pro forma information has been prepared as if the DBCI and ACT acquisitions had taken place on December 27, 2020. The Company prepared the table based on certain estimates and assumptions. These estimates and assumptions were made solely for the purposes of developing such unaudited pro forma information and have not been adjusted to provided period over period comparability.

	Three Months Period Ended	Nine Months Period Ended
	September 25, 2021	September 25, 2021
Revenue	$199,314	$574,135
Net Income	$17,097	$35,273
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
In connection with the closing of the Business Combination, Juniper Industrial Sponsor, LLC (the “Sponsor”) received 2,000,000 shares of Janus’ common stock (pro rata among the Sponsor shares and shares held by certain affiliates) (the “Earnout Shares”) contingent upon achieving certain market share price milestone as outlined in the Business Combination Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement, entered into by and between the Company and the Sponsor at the closing of the transaction.
Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 shares of Janus’ common stock (the “PIPE Shares”) at a purchase price per share of $10.00 (the “PIPE Investment”). One of the Company’s directors also purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment. The PIPE Investment was closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of common stock occurred concurrently with the consummation of the Business Combination.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company measures compensation expense for stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the nine months ended October 1, 2022, the Company granted stock-based awards including restricted stock units (“RSUs”) and stock options under the Plan. The grant date fair value of RSUs are equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs or stock options are forfeited upon a “Termination of Service”, as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors. As of September 25, 2021, no awards were granted to any individuals under the Plan.
Restricted Stock Unit Grants
RSUs are subject to one or four years’ service vesting period. RSUs activity for the nine months ended October 1, 2022 is as follows:

	Nine Months Ended October 1, 2022
	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	275,370	$11.9
Granted	375,255	9.9
Vested	(85,543)	11.5
Forfeited	(25,711)	10.5
Outstanding at October 1, 2022	539,371	$10.6
Unvested at October 1, 2022	539,371	$10.6

Stock-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $581 and $1,860 for the three and nine months ended October 1, 2022, respectively. As of October 1, 2022, there was an aggregate of $4,791 of unrecognized expense related to the restricted stock units granted, which the Company expects to amortize over a weighted-average period of 3.2 years.
Stock Options
Stock options are granted by applying a valuation method to determine the grant date fair value for each stock option award. Stock option awards typically vest in 25% annual installments on each of the first four anniversaries of the vesting commencement date and expire ten years from the grant date. The fair value of each option is estimated using a Black-Scholes option valuation model using the independent valuations of the Company’s stock.
The principal assumptions utilized in valuing stock options include, the expected option life, the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option), the expected stock price volatility using the historical and implied price volatility, and the expected dividend yield.
A summary of the assumptions used in determining the fair value of stock options is as follows:

Nine Months Ended October 1, 2022
Expected life of option (years)	6.25
Risk-free interest rate	2.9% - 3.0%
Expected volatility of the Company’s stock	45%
Expected dividend yield on the Company’s stock	—%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Stock option activity for the nine months ended October 1, 2022 is as follows:

	Nine Months Ended October 1, 2022
	Stock Options	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic value
Outstanding at January 1, 2022	—	$—		$—
Granted	736,106	4.5	9.8	—
Vested	—	—		—
Forfeited	(35,376)	4.5		—
Outstanding at October 1, 2022	700,730	$4.5	9.8	$—
Unvested at October 1, 2022	700,730	$4.5	9.8	$—
Stock-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $191 and $286 for the three and nine months ended October 1, 2022. Total unamortized stock-based compensation expense related to the unvested stock options was approximately $2,842, which the Company expects to amortize over a weighted-average period of 3.8 years.
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
As a result of the Business Combination, the Board of Directors approved an accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Group common stock) granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. The accelerated vesting resulted in $5.2 million of non-cash share-based compensation expense recorded to general and administrative expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 25, 2021. Effective June 7, 2021, as a result of the Business Combination, the Class B Plan was terminated.

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
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of October 1, 2022, zero shares of preferred stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
12. Related Party Transactions
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of the Janus Core, entered into a Management and Monitoring Services Agreement (“MMSA”) with the Class A Preferred Unit holders group. As a result of the Business Combination the MMSA was terminated effective June 7, 2021. Janus Core paid management fees of $— and $3,039 to the Class A Preferred Unit holders group for the three and nine months ended September 25, 2021, respectively. There were no Class A Preferred Unit holders group management fees accrued and unpaid as of October 1, 2022 and January 1, 2022.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a former member of the Board of Directors of the Company. Effective October 20, 2021, the member resigned from the Board of Directors of the Company. Rent payments paid to Janus Butler, LLC for the three months ended October 1, 2022 and September 25, 2021 were approximately $37 and $37, respectively. Rent payments paid to Janus Butler, LLC for the nine months ended October 1, 2022 and September 25, 2021 were approximately $112 and $123, respectively. The original lease extended through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately $13 with an annual escalation of 1.5%.
Janus Core was previously a party to a lease agreement with 134 Janus International, LLC, which is an entity majority owned by a former member of the Board of Directors of the Company. In December 2021, the leased premises in Temple, Georgia were sold by the former director to a third party buyer, resulting in an assignment of the lease to said third-party buyer and an extension of the lease to November 30, 2031. Rent payments paid to 134 Janus International, LLC in the three months ended October 1, 2022 and September 25, 2021 were approximately $— and $114, respectively. Rent payments paid to 134 Janus International, LLC in the nine months ended October 1, 2022 and September 25, 2021 were approximately $— and $343, respectively.
The Group is a party to a lease agreement for a manufacturing facility in Cartersville, Georgia with ASTA Investment, an entity partially owned by a stockholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in March 2021 to extend the term until March 1, 2030, with monthly lease payments of $68 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the three months ended October 1, 2022 and September 25, 2021 were approximately $205 and $201, respectively. Rent payments to ASTA Investment, LLC for the nine months ended October 1, 2022 and September 25, 2021 were approximately $544 and $599, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the Unaudited Condensed Consolidated Balance Sheet. Contract balances for the nine months ended October 1, 2022 and January 1, 2022 were as follows:

	October 1, 2022	January 1, 2022
Contract assets, beginning of the period	$23,121	$11,399
Contract assets, end of the period	30,831	23,121
Contract liabilities, beginning of the period	23,207	21,525
Contract liabilities, end of the period	$27,235	$23,207
During the three and nine months ended October 1, 2022, the Company recognized revenue of approximately $1,434 and $16,627, respectively, related to contract liabilities at January 1, 2022. This reduction was offset by new billings of approximately $5,461 and $20,655 for product and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized for the three and nine month periods ended October 1, 2022, respectively.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and nine months ended October 1, 2022 and September 25, 2021:
Revenue by Timing of Revenue Recognition

	Three Months Ended		Nine Months Ended
Reportable Segments by Timing of Revenue Recognition	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Janus North America
Goods transferred at a point in time	$232,207	$154,632	$648,229	$414,714
Services transferred over time	24,529	24,487	75,225	75,185
	$256,736	$179,119	$723,454	$489,899
Janus International
Goods transferred at a point in time	$9,789	$10,192	$32,763	$27,040
Services transferred over time	7,170	7,633	22,434	21,689
	$16,959	$17,825	$55,197	$48,729
Eliminations	$(11,148)	$(9,154)	$(38,870)	$(23,832)
Total Revenue	$262,547	$187,790	$739,781	$514,796

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Revenue by Sales Channel

	Three Months Ended		Nine Months Ended
Reportable Segments by Sales Channel Revenue Recognition	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021
Janus North America
Self Storage-New Construction	$65,880	$54,507	$212,240	$157,121
Self Storage-R3	84,893	57,141	215,896	151,563
Commercial and Others	105,963	67,471	295,318	181,215
	$256,736	$179,119	$723,454	$489,899
Janus International
Self Storage-New Construction	$13,187	$12,436	$39,969	$34,187
Self Storage-R3	3,772	5,389	15,228	14,542
	$16,959	$17,825	$55,197	$48,729
Eliminations	$(11,148)	$(9,154)	$(38,870)	$(23,832)
Total Revenue	$262,547	$187,790	$739,781	$514,796
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
The components of ROU assets and lease liabilities were as follows:

(in thousands)	Balance Sheet Classification	October 1, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$44,283
Finance lease assets	Right-of-use assets, net	1,246
Total leased assets		$45,529
Liabilities:
Current:
Operating	Other accrued expenses	$5,293
Financing	Current maturities of long-term debt	312
Noncurrent:
Operating	Other long-term liabilities	$41,688
Financing	Long-term debt	948
Total lease liabilities		$48,241
The components of lease expense were as follows:

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended	Nine Months Ended
(in thousands)	October 1, 2022	October 1, 2022
Operating lease cost	$2,078	$6,083
Short-term lease cost	—	60
Finance lease cost:
Amortization of right-of-use assets	$62	$128
Interest on lease liabilities	7	27
Total lease cost	$2,147	$6,298
Other information related to leases was as follows:

October 1, 2022

Weighted Average Remaining Lease Term

Operating Leases	9.79
Finance Leases	3.61

Weighted Average Discount Rate

Operating Leases	7.0%
Finance Leases	6.8%
As of October 1, 2022, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in thousands)
2022	$1,915
2023	8,278
2024	7,481
2025	6,470
2026	5,938
Thereafter	36,944
Total future lease payments	$67,026
Less imputed interest	$(20,045)
Present value of future lease payments	$46,981
As of October 1, 2022, future minimum repayments of finance leases were as follows:

(in thousands)
2022	$96
2023	385
2024	385
2025	385
2026	161
Thereafter	10
Total future lease payments	$1,422
Less imputed interest	$(162)
Present value of future lease payments	$1,260

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
15. Income Taxes
Prior to June 7, 2021, the Company was a limited liability company taxed as a partnership for U.S. federal income tax purposes. The Company was generally not directly subject to income taxes under the provisions of the Internal Revenue Code and most applicable state laws. Therefore, taxable income or loss was reported to the members for inclusion in their respective tax returns.
After June 7, 2021, the Group is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws. The Group’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico will be reflected in the income tax returns filed under that country’s jurisdiction. The Group’s provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset.
The provision for income taxes for the three and nine months ended October 1, 2022 and September 25, 2021 includes amounts related to entities within the group taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
During the three months ended October 1, 2022 and September 25, 2021, the Company recorded a total income tax provision of approximately $10,575 and $3,382 on pre-tax income of approximately $42,974 and $18,924 resulting in an effective tax rate of 24.6% and 17.9%, respectively. During the nine months ended October 1, 2022 and September 25, 2021, the Company recorded a total income tax provision of approximately $24,984 and $5,787 on pre-tax income of approximately $99,924 and $34,353 resulting in an effective tax rate of 25.0% and 16.8%, respectively. The three and nine months ended October 1, 2022 effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated tax rates, and permanent differences. The three and nine months ended September 25, 2021 effective rates were primarily impacted by the change in tax status of the Group, statutory rate differentials, changes in estimated tax rates, and permanent differences.
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
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and nine months ended October 1, 2022 and September 25, 2021 (in thousands, except share and per share data):

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021

Numerator:
Net income attributable to common stockholders	$32,399	$15,542	$74,940	$28,566
Adjustment for (gain) loss on value of private warrants	$—	$(1,271)	$—	$658
Net income as adjusted	$32,399	$14,271	$74,940	$29,224
Denominator:
Weighted average number of shares:
Basic	146,639,452	138,384,284	146,592,296	95,179,726
Adjustment for dilutive securities	78,465	4,456,508	79,213	2,648,654
Diluted	146,717,917	142,840,792	146,671,509	97,828,380
Basic net income per share attributable to common stockholders	$0.22	$0.11	$0.51	$0.30
Diluted net income per share attributable to common stockholders	$0.22	$0.10	$0.51	$0.30
17. Segments Information
The Company operates its business and reports its results through two reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. The Janus International segment is comprised of JIE with its production and sales located largely in Europe. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, U.S. Door, and Steel Door Depot.

Summarized financial information for the Company’s segments is shown in the following tables:

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021

Revenue
Janus North America	$256,736	$179,119	$723,454	$489,899
Janus International	16,959	17,825	55,197	48,729
Intersegment	(11,148)	(9,154)	(38,870)	(23,832)
Consolidated Revenue	$262,547	$187,790	$739,781	$514,796
Income From Operations
Janus North America	$53,060	$24,382	$126,088	$64,878
Janus International	790	821	2,740	(4,263)
Eliminations	47	23	31	49
Total Segment Operating Income	$53,897	$25,226	$128,859	$60,664
Depreciation Expense
Janus North America	$1,796	$1,590	$5,261	$4,357
Janus International	186	109	556	321
Consolidated Depreciation Expense	$1,982	$1,699	$5,817	$4,678
Amortization of Intangible Assets
Janus North America	$7,105	$7,877	$21,315	$20,693
Janus International	303	352	963	1,159
Consolidated Amortization Expense	$7,408	$8,229	$22,278	$21,852
Capital Expenditures
Janus North America	$2,140	$9,995	$6,813	$12,648
Janus International	448	1,943	1,043	3,282
Consolidated Capital Expenditures	$2,588	$11,938	$7,856	$15,930

	October 1,	January 1
	2022	2022
Identifiable Assets
Janus North America	$1,194,034	$1,063,563
Janus International	55,368	58,439
Consolidated Assets	$1,249,402	$1,122,002
18. Commitments and Contingencies
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

As described in the Business Combination footnote, the Company has yet to resolve the outstanding Closing Statement dispute with Cornerstone regarding the DBCI acquisition. As a result, the Company is unable to reasonably estimate the contingency loss or gain as of the Form 10-Q filing date. The Company will continue to monitor the progress of the dispute and recognize the related gain or loss through earnings in the appropriate period.
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200 as of October 1, 2022 and January 1, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $452 and $383 as of October 1, 2022, and January 1, 2022,

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $275 and $275 as of October 1, 2022 and January 1, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $1,731 and $1,539 as of October 1, 2022 and January 1, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
19. Subsequent Events
For the interim Unaudited Condensed Consolidated Financial Statements as of October 1, 2022, the Company has evaluated subsequent events through the financial statements issuance date, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JANUS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’ management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’ financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated financial statements and notes thereto contained in this Form 10-Q (the “Form 10-Q”).
Certain information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for Janus’ business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Janus’ actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Form 10-Q. We assume no obligation to update any of these forward- looking statements.
Unless otherwise indicated or the context otherwise requires, references in this Janus’ Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Midco,” “Janus,” “we,” “us,” “our,” and other similar terms refer to Midco and its subsidiaries prior to the Business Combination and to Janus International Group Inc. (Parent) and its consolidated subsidiaries after giving effect to the Business Combination.
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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and nine months periods ended October 1, 2022 and September 25, 2021.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three and nine months periods ended October 1, 2022 and September 25, 2021. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at October 1, 2022, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (together with each of its operating subsidiaries, “Janus Core”), Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”), and Steel Door Depot.com, LLC (“Steel Door Depot”).
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
The concept of Janus R3 is to replace storage unit doors, optimizing unit mix and idle land, and adding a more robust security solution to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and relocatable storage MASS (Moveable Additional Storage Structure).
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
Executive Overview
Janus’ financials reflect the result of the execution of our operational and corporate strategy to penetrate the fast-growing self-storage, commercial and industrial storage markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. We believe Janus is a bespoke provider of not only products, but solutions that generate a favorable financial outcome for our clients.

During 2021, we acquired G&M, DBCI, and ACT to expand market share. Our M&A activity has collectively enhanced our growth trajectory, technology and global footprint, while providing us access to highly attractive adjacent categories.
Total revenue was $262.5 million and $739.8 million for the three and nine months periods ended October 1, 2022, respectively, representing an increase of 39.8% and 43.7% from $187.8 million and $514.8 million for the three and nine months periods ended September 25, 2021, respectively.
Revenues increased in the three and nine months periods ended October 1, 2022 as compared to the three and nine months periods ended September 25, 2021, largely due to continued strong performance within all three sales channels and $8.7 million and $56.6 million of inorganic growth as a result of the DBCI and ACT acquisitions, respectively, coupled with the impact from the commercial actions taken in 2021. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, with the exception of the fact that the international segment does not sell into the Commercial sales channel.
Adjusted EBITDA was $63.3 million and $158.7 million for the three and nine months periods ended October 1, 2022, respectively, representing a 74.3% and 51.3% increase from $36.3 million and $104.9 million for the three and nine months periods ended September 25, 2021, respectively.

Adjusted EBITDA as a percentage of revenue was 24.1% and 21.4% for the three and nine months periods ended October 1, 2022, respectively, representing an increase of 4.8% and 1.0% from 19.3% and 20.4% for the three and nine months periods ended September 25, 2021 respectively. The increase in Adjusted EBITDA margins is a direct result of increased revenue primarily due to commercial actions taking full effect in third quarter of 2022 which was partially offset by the inflationary increases in raw material, labor and logistics costs impacting the business in advance of commercial actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and costs associated with the robust pace of activity for the balance of the year and investing in customer service.
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
As a result of the Business Combination, equity holders of Midco received aggregate consideration with a value equal to $1.2 billion which consisted of (i) $541.7 million in cash and (ii) $702.7 million in shares of our common stock, or 70,270,400 shares based on an assumed stock price of $10.00 per share. In connection with the closing of the Business Combination, the Sponsor received 2,000,000 shares of our common stock (pro rata among the Sponsor shares and shares held by certain affiliates) (the “Earnout Shares”) contingent upon achieving certain market share price milestone as outlined in the Business Combination Agreement. The vesting of the Earnout Shares occurred as of the close of the trading on June 21, 2021.
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
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 93.5% and 92.5% for the three months and nine months period ended October 1, 2022 respectively, and 90.5% and 90.5% for the three months and nine months period ended September 25, 2021, respectively.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe as well as Australia. Janus International represented 6.5% and 7.5% of Janus’ revenue for the three and nine months period ended October 1, 2022, respectively, and 9.5% and 9.5% for the three and nine months period ended September 25, 2021, respectively.
Acquisitions
Our highly accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation.
Inorganic growth, through acquisitions, serves to increase Janus’ strategic growth. Since 2021, Janus has completed three acquisitions which attributed a combined $93.2 million inorganic revenue increase from December 26, 2020 through October 1, 2022. Refer to the “Risk Factors” section for further information on the risks associated with integration of these acquisitions. Janus acquired the following three companies to fuel the inorganic growth of its manufacturing capabilities, product offerings, and technology solutions provided to customers.
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
On August 31, 2021, the Group, through its wholly owned subsidiary Janus Core acquired 100% of the equity of ACT, a company incorporated in North Carolina, for $10.3 million. Through this acquisition, the Group also acquired all assets and certain liabilities of Phoenix Iron Worx, LLC, a company incorporated in North Carolina. ACT has specialized in protecting critical assets in the self-storage and industrial building industries for over seven years. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its Nokē Smart Entry ground game.

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
Our unaudited condensed consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management for the three and nine months ended October 1, 2022. Events and changes in circumstances arising after October 1, 2022, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount is reflective of the health of Janus indicative of an expansion or contraction of the overall business. We expect to continue to increase headcount in the future as we grow our business. Moreover, we expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirement of being a public company.
The following table sets forth key performance measures for the periods ended October 1, 2022 and September 25, 2021 (dollar amounts in thousands):

	Three Months Ended		Variance
	October 1, 2022	September 25, 2021	$	%
Total Revenue	$262,547	$187,790	$74,757	39.8%
Adjusted EBITDA	$63,303	$36,310	$26,993	74.3%
Adjusted EBITDA (% of revenue)	24.1%	19.3%		4.8%

	Nine Months Ended		Variance
	October 1, 2022	September 25, 2021	$	%
Total Revenue	$739,781	$514,796	$224,985	43.7%
Adjusted EBITDA	$158,652	$104,858	$53,794	51.3%
Adjusted EBITDA (% of revenue)	21.4%	20.4%		1.0%

As of October 1, 2022, and September 25, 2021, the headcount was 2,321 (including 695 temporary employees) and 2,087 (including 486 temporary employees), respectively.

Total revenue increased by $74.8 million and $225.0 million or 39.8% and 43.7% for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively, primarily due to improved market conditions, commercial actions instituted in 2021 and increased volumes partially related to pull through of the 2021 new construction pent up demand coupled with a $8.7 million and $56.6 million increase in inorganic revenue growth, for the three and nine month periods ended October 1, 2022, respectively, as a result of the DBCI and ACT acquisitions. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.
Adjusted EBITDA increased by $27.0 million and $53.8 million or 74.3% and 51.3% from the three and nine months period ended October 1, 2022 compared to the three and nine months periods ended September 25, 2021 primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.

Adjusted EBITDA as a percentage of revenue increased 4.8% and 1.0%, respectively, for the three and nine months period ended October 1, 2022 primarily due to increased revenue due to commercial actions taking full effect in third quarter 2022 which was partially offset by inflationary increases in raw material, labor and logistics costs in advance of commercial and cost containment actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental costs associated with the robust pace of activity for the balance of the year and investing in customer service. (See “Non-GAAP Financial Measures” section).
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Janus’ fiscal year follows a 4-4-5 calendar which divides a year into four quarters of 13 weeks, grouped into two 4-week “months” and one 5-week “month.” As a result, some monthly comparisons are not comparable as one month is longer than the other two. The major advantage of a 4-4-5 calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Every fifth or sixth year will require a 53rd week.
We have presented results of operations, including the related discussion and analysis for:
•the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021.
Components of Results of Operations
Sales of products. Sale of products represents the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination (Janus Core) and at the point of shipping (all other operating segments). We expect our product revenue may vary from period to period on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels, Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
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
Interest expense. Consists of interest expense on short-term and long-term debt and amortization on deferred financing fees (see “Long-Term Debt” section).
Factors Affecting the Results of Operations
Key Factors Affecting the Business and Financial Statements
Janus’ management believes our performance and future growth depends on a number of factors that present significant opportunities but also pose risks and challenges.
Factors Affecting Revenues
Janus’ revenues from products sold are driven by economic conditions, which impacts new construction of self-storage facilities, R3 of self-storage facilities, and commercial revenue.

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
Factors Affecting Growth Through Acquisitions
Janus’ business strategy involves growth through, among other things, the acquisition of other companies. Janus tries to evaluate companies that it believes will strategically fit into its business and growth objectives. If Janus is unable to successfully integrate and develop acquired businesses, it could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on its financial results.
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
In addition, Janus has assumed, and may in the future assume, liabilities of the company it is acquiring. While Janus retains third-party advisors to consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to it. If there are unknown liabilities or other obligations, Janus’ business could be materially affected.
Seasonality
Generally, Janus’ sales tend to be the slowest in January due to more unfavorable weather conditions, customer business cycles and the timing of renovation and new construction project launches.
Factors Affecting Operating Costs
Janus’ operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.
Janus’ largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’ control and have a direct impact on the financial results. In 2021 and 2022, Janus entered into agreements with two of its largest suppliers in order to lock in steel coil prices for part of Janus’ production needs and partially mitigate the potential impacts of short-term steel coil price fluctuations. These arrangements allow Janus to purchase quantities of product within specified ranges as outlined in the contracts.
Freight costs are driven by Janus’ volume of sales of products and are subject to the freight market pricing environment.
Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited condensed consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this document.
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.

Results of Operations

For the three and nine months period ended October 1, 2022 compared to the period ended September 25, 2021 (dollar amounts in thousands):

	Three Months Ended		Variance
	October 1, 2022	September 25, 2021	$	%

REVENUE
Sales of products	$230,847	$155,670	$75,177	48.3%
Sales of services	31,700	32,120	(420)	(1.3)%
Total revenue	$262,547	$187,790	$74,757	39.8%
Cost of Sales	165,755	125,551	40,204	32.0%
GROSS PROFIT	$96,792	$62,239	$34,553	55.5%
OPERATING EXPENSE
Selling and marketing	14,477	12,066	2,411	20.0%
General and administrative	28,418	24,947	3,471	13.9%
Operating Expenses	$42,895	$37,013	$5,882	15.9%
INCOME FROM OPERATIONS	$53,897	25,226	$28,671	113.7%
Interest expense	(10,979)	(7,664)	(3,315)	43.3%
Other income (expense)	56	91	(35)	(38.5)%
Change in fair value of derivative warrant liabilities	—	1,271	(1,271)	(100.0)%
INCOME BEFORE TAXES	$42,974	$18,924	$24,050	127.1%
Provision for Income Taxes	10,575	3,382	7,193	212.7%
NET INCOME	$32,399	$15,542	$16,857	108.5%

	Nine Months Ended		Variance
	October 1, 2022	September 25, 2021	$	%

REVENUE
Sales of products	$642,122	$417,922	$224,200	53.6%
Sales of services	97,659	96,874	785	0.8%
Total revenue	739,781	514,796	$224,985	43.7%
Cost of Sales	482,439	340,070	142,369	41.9%
GROSS PROFIT	$257,342	$174,726	$82,616	47.3%
OPERATING EXPENSE
Selling and marketing	42,216	31,906	10,310	32.3%
General and administrative	86,267	81,469	4,798	5.9%
Contingent consideration and earnout fair value adjustments	—	687	(687)	(100.0)%
Operating Expenses	$128,483	$114,062	$14,421	12.6%
INCOME FROM OPERATIONS	$128,859	$60,664	$68,195	112.4%
Interest expense	(28,622)	(23,265)	(5,357)	23.0%
Other income (expense)	(313)	(2,388)	2,075	(86.9)%
Change in fair value of derivative warrant liabilities	—	(658)	658	(100.0)%
INCOME BEFORE TAXES	$99,924	$34,353	$65,571	190.9%
Provision for Income Taxes	24,984	5,787	19,197	331.7%
NET INCOME	$74,940	$28,566	$46,374	162.3%

Revenue (dollar amounts in tables in thousands)

	Three Months Ended					Revenue Variance Breakdown
				Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
	October 1, 2022	September 25, 2021	Variances
Sales of products	$230,847	$155,670	$75,177	48.3%	$7,791	$67,386	43.3%
Sales of services	31,700	32,120	(420)	(1.3)%	955	(1,375)	(4.3)%
Total	$262,547	$187,790	$74,757	39.8%	$8,746	$66,011	35.2%

	Nine Months Ended					Revenue Variance Breakdown
				Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
	October 1, 2022	September 25, 2021	Variances
Sales of products	$642,122	$417,922	$224,200	53.6%	$51,665	$172,535	41.3%
Sales of services	97,659	96,874	$785	0.8%	4,923	(4,138)	(4.3)%
Total	$739,781	$514,796	$224,985	43.7%	$56,588	$168,397	32.7%
The $74.8 million and $225.0 million revenue increase for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021 is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels, positive impact from commercial actions taken in 2022, coupled with inorganic growth of $8.7 million and $56.6 million as a result of the DBCI and ACT acquisitions for the three and nine months ended October 1, 2022, respectively. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.

The following table and discussion compares Janus’ sales by sales channel (dollar amounts in tables in thousands).

	Three Months Ended				Variance
Consolidated	October 1, 2022	% of sales	September 25, 2021	% of sales	$	%
New Construction - Self Storage	$75,056	28.6%	$65,934	35.1%	$9,121	13.8%
R3 - Self Storage	88,368	33.6%	59,248	31.6%	29,120	49.1%
Commercial and Other	99,123	37.8%	62,608	33.3%	36,515	58.3%
Total	$262,547	100.0%	$187,790	100.0%	$74,757	39.8%

	Nine Months Ended				Variance
Consolidated	October 1, 2022	% of sales	September 25, 2021	% of sales	$	%
New Construction - Self Storage	$233,150	31.5%	$187,875	36.5%	$45,275	24.1%
R3 - Self Storage	230,343	31.2%	157,766	30.6%	72,577	46.0%
Commercial and Other	276,288	37.3%	169,155	32.9%	107,133	63.3%
Total	$739,781	100.0%	$514,796	100.0%	$224,985	43.7%
New construction sales increased by $9.1 million or 13.8% and by $45.3 million or 24.1% for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively. The increase in the three and nine months period ended October 1, 2022 is primarily due to commercial initiatives and strong growth related to the 2021 pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic continuing to ship in 2022. The Company expects that these trends will continue to impact the Company’s results for the remainder of fiscal 2022.
R3 sales increased by $29.1 million and $72.6 million or 49.1% and 46.0% for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively, due to the increase of conversions and expansions as self-storage capacity continues to be brought online through R3 as opposed to greenfield sites coupled with the positive impacts from commercial actions. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.
Commercial and other sales increased by $36.5 million and $107.1 million or 58.3% and 63.3% for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively, due to Janus Core and ASTA experiencing favorable market gains due to the continued e-commerce movement coupled with share gains in both the commercial steel roll up door market and ASTA’s rolling steel product line. In addition, the commercial and other sales channel continued to benefit from the commercial actions instituted in 2021. The Company expects that these trends will continue to impact the Company’s results for the remainder of fiscal 2022.
Cost of Sales and Gross Margin
Gross margin increased by 3.8% and 0.9% to 36.9% and 34.8% for the three and nine months period ended October 1, 2022, respectively, from 33.1% and 33.9% for the three and nine months period ended September 25, 2021, respectively. This increase is primarily due to continued increased raw material, labor and logistics costs which was offset by the commercial and cost containment initiatives taking effect in third quarter 2022.

(Dollar amounts in tables in thousands)

	Three Months Ended					Cost of Sales Variance Breakdown
	October 1, 2022	September 25, 2021	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$165,755	$125,551	$40,204	32.0%	$7,405	$32,799	26.1%

	Nine Months Ended					Cost of Sales Variance Breakdown
	October 1, 2022	September 25, 2021	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$482,439	$340,070	$142,369	41.9%	$43,682	$98,687	29.0%
The cost of sales increase of $40.2 million and $142.4 million or 32.0% and 41.9% for the three and nine months period ended October 1, 2022 compared to the three and nine months periods ended September 25, 2021, respectively, is primarily attributable to an increase in material and direct labor costs of $34.8 million and $96.7 million for the three and nine month periods ended October 1, 2022, respectively, coupled with the inorganic growth of $7.4 million and $43.7 million as a result of the DBCI and ACT acquisitions for the three and nine months ended October 1, 2022, respectively. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $2.4 million and $10.3 million or 20.0% and 32.3% from the three and nine months period ended September 25, 2021 compared to the three and nine months period ended October 1, 2022, respectively. This is primarily due to increased travel and payroll related costs for additional headcount to support revenue growth coupled with limited travel costs in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $0.2 million and $2.3 million as a result of the DBCI and ACT acquisitions for the three and nine months ended October 1, 2022, respectively.
Operating Expenses - General and administrative
General and administrative expenses increased $3.5 million or 13.9% and $4.8 million or 5.9% from the three and nine months period ended September 25, 2021 compared to the three and nine months period ended October 1, 2022, respectively. The increase for the three and nine months period is primarily due to an increase in health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company which was partially offset by transaction related costs incurred in conjunction with the June 2021 Business Combination of approximately $10.4 million which is not present in 2022. In addition, there was an increase in general and administrative expenses of $0.4 million and $6.2 million as a result of the DBCI and ACT acquisitions for the three and nine months ended October 1, 2022, respectively.

Operating Expenses - Contingent Consideration and Earnout Fair Value Adjustments
Contingent consideration and earnout fair value adjustments decreased $0.7 million or 100.0% from the nine months period ended September 25, 2021 compared to the nine months period ended October 1, 2022, respectively, and were related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
Interest Expense
Interest expense increased $3.3 million and $5.4 million or 43.3% and 23.0% from the three and nine months period ended September 25, 2021 compared to the three and nine months period ended October 1, 2022, respectively, primarily due to the new borrowings of $155.0 million in August 2021 and an increase in interest rates in 2022. (See “Liquidity and Capital Resources” section).
Other Income (Expense)
Other income (expense) decreased by $— million and $2.1 million or 38.5% and 86.9% from $0.1 million of other income and $2.4 million of other expense for the three and nine months period ended September 25, 2021, respectively, to $0.1 million of other income and $0.3 million of other (expense) for the three and nine months periods ended October 1, 2022, respectively, primarily due to a $2.4 million loss on extinguishment of debt included in the nine months period ended September 25, 2021 but not present in the three and nine months period ended October 1, 2022.

Income Taxes
Income tax expense increased by $7.2 million and $19.2 million or 212.7% and 331.7% from $3.4 million and $5.8 million for the three and nine months period ended September 25, 2021, respectively, to $10.6 million and $25.0 million expense for the three and nine months period ended October 1, 2022, respectively, due to a tax structure change from a limited liability company to a Corporation as a result of the Business Combination that occurred on June 7, 2021.
Net Income

The $16.9 million and $46.4 million or 108.5% and 162.3% increase for the three and nine months period ended October 1, 2022 as compared to the three and nine months period ended September 25, 2021, respectively, is largely due to an increase in revenue offset by an increase in general and administrative expenses for the three and nine months period ended October 1, 2022.
Segment Results of Operations
We operate in and report financial results for two segments: Janus North America and Janus International with the following sales channels, New Construction, Self-Storage R3, and Commercial and Other.

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
The segment discussion that follows describes the significant factors contributing to the changes in results for each segment included in Results of Operations.

Results of Operations - Janus North America
For the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021 (dollar amounts in thousands):

	Three Months Ended
	October 1, 2022	September 25, 2021	Variance
			$	%

REVENUE
Sales of products	$232,207	$154,632	$77,575	50.2%
Sales of services	24,529	24,487	42	0.2%
Total revenue	$256,736	$179,119	$77,617	43.3%
Cost of Sales	164,689	121,481	43,208	35.6%
GROSS PROFIT	$92,047	$57,638	$34,409	59.7%
OPERATING EXPENSE
Selling and marketing	13,809	10,956	2,853	26.0%
General and administrative	25,178	22,300	2,878	12.9%
Operating Expenses	$38,987	$33,256	$5,731	17.2%
INCOME FROM OPERATIONS	$53,060	$24,382	$28,678	117.6%

	Nine Months Ended
	October 1, 2022	September 25, 2021	Variance
			$	%

REVENUE
Sales of products	$648,229	$414,714	$233,515	56.3%
Sales of services	75,225	75,185	40	0.1%
Total revenue	$723,454	$489,899	$233,555	47.7%
Cost of Sales	480,897	328,594	152,303	46.3%
GROSS PROFIT	$242,557	$161,305	$81,252	50.4%
OPERATING EXPENSE
Selling and marketing	40,070	29,124	10,946	37.6%
General and administrative	76,399	66,616	9,783	14.7%
Contingent consideration and earnout fair value adjustments	—	687	(687)	100.0%
Operating Expenses	$116,469	$96,427	$20,042	20.8%
INCOME FROM OPERATIONS	$126,088	$64,878	$61,210	94.3%
Revenue (dollar amounts in tables in thousands)

	Three Months Ended		Variances	Variance %		Revenue Variance Breakdown
	October 1, 2022	September 25, 2021			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$232,207	$154,632	$77,575	50.2%	$7,791	$69,784	45.1%
Sales of services	$24,529	$24,487	$42	0.2%	$955	$(913)	(3.7)%
Total	$256,736	$179,119	$77,617	43.3%	$8,746	$68,871	38.4%

	Nine Months Ended		Variances	Variance %		Revenue Variance Breakdown
	October 1, 2022	September 25, 2021			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$648,229	$414,714	$233,515	56.3%	$51,665	$181,851	43.8%
Sales of services	$75,225	$75,185	$40	0.1%	$4,923	$(4,882)	(6.5)%
Total	$723,454	$489,899	$233,555	47.7%	$56,588	$176,969	36.1%

The $77.6 million and $233.6 million or 43.3% and 47.7% revenue growth increase is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels, positive impact from commercial actions taken in 2021, coupled with inorganic growth of $8.7 million and $56.6 million as a result of the DBCI and ACT acquisitions for the three and nine months ended October 1, 2022, respectively. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.

The following table and discussion compares Janus North America sales by sales channel (dollar amounts in thousands).

	Three Months Ended
	October 1, 2022	% of Total Sales	September 25, 2021	% of Total Sales	Variance
					$	%
New Construction - Self Storage	$65,880	25.6%	$54,507	30.4%	$11,373	20.9%
R3 - Self Storage	$84,893	33.1%	$57,141	31.9%	$27,752	48.6%
Commercial and Other	$105,963	41.3%	$67,471	37.7%	$38,492	57.0%
Total	$256,736	100.0%	$179,119	100.0%	$77,617	43.3%

	Nine Months Ended
	October 1, 2022	% of Total Sales	September 25, 2021	% of Total Sales	Variance
					$	%
New Construction - Self Storage	$212,240	29.3%	$157,121	32.1%	$55,119	35.1%
R3 - Self Storage	$215,896	29.9%	$151,563	30.9%	$64,333	42.4%
Commercial and Other	$295,318	40.8%	$181,215	37.0%	$114,103	63.0%
Total	$723,454	100.0%	$489,899	100.0%	$233,555	47.7%
New Construction sales increased by $11.4 million and $55.1 million or 20.9% and 35.1% for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively, primarily due to commercial initiatives and strong growth related to shipments on the pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic that negatively impacted the first and second quarters of 2021. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.
R3 sales increased by $27.8 million and $64.3 million or 48.6% and 42.4% for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively, primarily due to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions. The Company expects that these trends will continue to impact the Company's results for the remainder of fiscal 2022.
Commercial and Other sales increased by $38.5 million and $114.1 million or 57.0% and 63.0% for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively, due to increases in both Janus Core and ASTA commercial steel roll up door market, from continued strong momentum of the ASTA rolling steel product line and commercial initiatives implemented to offset the inflationary increases of raw materials, labor, and logistics costs.
Cost of Sales and Gross Margin
Gross Margin increased by 3.7% and 0.6% to 35.9% and 33.5% for the three and nine months period ended October 1, 2022, from 32.2% and 32.9% for the three and nine months period ended September 25, 2021 is primarily due to continued increased raw material, labor and logistics costs which was offset by the commercial and cost containment initiatives taking effect in third quarter 2022.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	October 1, 2022	September 25, 2021			Domestic Acquisitions	Organic Growth (Reduction)	Organic Growth %
Cost of Sales	$164,689	$121,481	$43,208	35.6%	$7,405	$35,803	29.5%

	Nine Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	October 1, 2022	September 25, 2021			Domestic Acquisitions	Organic Growth (Reduction)	Organic Growth %
Cost of Sales	$480,897	$328,594	$152,303	46.3%	$43,682	$108,621	33.1%
The $43.2 million and $152.3 million or 35.6% and 46.3% increase in cost of sales for the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021, respectively, is primarily due to increased revenue coupled with an increase in raw material, labor, and logistics costs. In addition, there was an inorganic increase of $7.4 million and $43.7 million for the three and nine months period ended October 1, 2022, respectively, as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $2.9 million and $10.9 million or 26.0% and 37.6% from $11.0 million and $29.1 million for the three and nine months period ended September 25, 2021 to $13.8 million and $40.1 million for the three and nine months period ended October 1, 2022 primarily due to increased travel and payroll related costs for additional headcount to support revenue growth coupled with limited travel costs in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $0.2 million and $2.3 million as a result of the DBCI and ACT acquisitions for the three and nine months period ended October 1, 2022, respectively.
Operating Expenses - General and administrative
General and administrative expenses increased $2.9 million and $9.8 million or 12.9% and 14.7% from $22.3 million and $66.6 million for the three and nine months period ended September 25, 2021 to $25.2 million and $76.4 million for the three and nine months period ended October 1, 2022. The increase for the three and nine months period is primarily due to an increase in health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company which was partially offset by transaction related costs incurred in conjunction with the June 2021 Business Combination of approximately $10.4 million which is not present in 2022. In addition, there was an increase in general and administrative expenses of $0.4 million and $6.2 million as a result of the DBCI and ACT acquisitions for the three and nine months period ended October 1, 2022, respectively.
Operating Expenses - contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments decreased $0.7 million or 100.0% from the nine months period ended September 25, 2021 compared to the nine months period ended October 1, 2022 related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
Income from Operations
Income from operations increased by $28.7 million and $61.2 million or 117.6% and 94.3% from $24.4 million and $64.9 million for the three and nine months period ended September 25, 2021, respectively, to $53.1 million and $126.1 million for the three and nine months period ended October 1, 2022, respectively, primarily due to an increase in revenue, partially offset by an increase in cost of sales, selling and general and administrative expenses.
INTERNATIONAL
Results of Operations - Janus International- For the three and nine months period ended October 1, 2022 compared to the three and nine months period ended September 25, 2021 (dollar amounts in thousands):

	Three Months Ended
	October 1, 2022	September 25, 2021	Variance
			$	%

REVENUE
Sales of products	$9,788	$10,192	$(404)	(4.0)%
Sales of services	7,171	7,633	(462)	(6.1)%
Total revenue	$16,959	$17,825	$(866)	(4.9)%
Cost of Sales	12,261	13,248	(987)	(7.5)%
GROSS PROFIT	$4,698	$4,577	$121	2.6%
OPERATING EXPENSE
Selling and marketing	668	1,109	(441)	(39.8)%
General and administrative	3,240	2,647	593	22.4%
Operating Expenses	$3,908	$3,756	$152	4.0%
LOSS FROM OPERATIONS	$790	$821	$(31)	3.8%

	Nine Months Ended
	October 1, 2022	September 25, 2021	Variance
			$	%

REVENUE
Sales of products	$32,763	$27,040	$5,723	21.2%
Sales of services	22,434	21,689	745	3.4%
Total revenue	$55,197	$48,729	$6,468	13.3%
Cost of Sales	40,444	35,357	5,087	14.4%
GROSS PROFIT	$14,753	$13,372	$1,381	10.3%
OPERATING EXPENSE
Selling and marketing	2,146	2,782	(636)	(22.9)%
General and administrative	9,867	14,853	(4,986)	(33.6)%
Operating Expenses	$12,013	$17,635	$(5,622)	(31.9)%
INCOME (LOSS) FROM OPERATIONS	$2,740	$(4,263)	$7,003	(164.3)%

Revenue (dollar amounts in tables in thousands)

	Three Months Ended		Variances	Variance %	Revenue Variance Breakdown
	October 1, 2022	September 25, 2021			Organic Growth	Organic Growth
Sales of products	$9,788	$10,192	$(404)	(4.0)%	$(404)	(4.0)%
Sales of services	$7,171	$7,633	$(462)	(6.1)%	$(462)	(6.1)%
Total	$16,959	$17,825	$(866)	(4.9)%	$(866)	(4.9)%

	Nine Months Ended		Variances	Variance %	Revenue Variance Breakdown
	October 1, 2022	September 25, 2021			Organic Growth	Organic Growth
Sales of products	$32,763	$27,040	$5,723	21.2%	$5,723	21.2%
Sales of services	$22,434	$21,689	$745	3.4%	$745	3.4%
Total	$55,197	$48,729	$6,468	13.3%	$6,468	13.3%
The $0.9 million revenue decrease and $6.5 million revenue increase includes a 4.9% and 13.3% increase in organic growth driven by increased sales volumes due to improved market conditions and commercial actions instituted in 2021.
The following table illustrates the sales by channel for the three and nine months period ended October 1, 2022 and September 25, 2021.

(Dollar amounts in tables in thousands)

	Three Months Ended			% of Total Sales	Variance
	October 1, 2022	% of Total Sales	September 25, 2021		$	%
New Construction - Self Storage	$13,187	77.8%	$12,436	69.8%	$751	6.0%
R3 - Self Storage	3,772	22.2%	$5,389	30.2%	$(1,617)	(30.0)%
Total	$16,959	100.0%	$17,825	100.0%	$(866)	(4.9)%

	Nine Months Ended			% of Total Sales	Variance
	October 1, 2022	% of Total Sales	September 25, 2021		$	%
New Construction - Self Storage	$39,969	72.4%	$34,187	70.2%	$5,782	16.9%
R3 - Self Storage	$15,228	27.6%	$14,542	29.8%	$686	4.7%
Total	$55,197	100.0%	$48,729	100.0%	$6,468	13.3%
New Construction sales increased by $0.8 million and $5.8 million or 6.0% and 16.9% to $13.2 million and $40.0 million from $12.4 million and $34.2 million for the three and nine months period ended October 1, 2022 and September 25, 2021 due to increased volumes, commercial actions, and improved market conditions as the international market continues to open up after the COVID-19 pandemic.
R3 sales decreased by $1.6 million or 30.0% to $3.8 million for the three months period ended October 1, 2022 from $5.4 million for the three months period ended September 25, 2021 primarily due to project timing and mix factors affecting the third quarter of 2022. R3 sales increased by $0.7 million or 4.7% to $15.2 million for the nine months period ended October 1, 2022 from $14.5 million for the nine months period ended September 25, 2021 primarily due to increased volumes, commercial actions, and improved market conditions as the international market continues to open up after the COVID-19 pandemic.
Cost of Sales and Gross Margin
Gross Margin increased by 2.0% and decreased by 0.7% to 27.7% and 26.7% for the three and nine months period ended October 1, 2022, from 25.7% and 27.4% for the three and nine month period ended September 25, 2021. The increase in the three months period ended October 1, 2022 is due primarily to increased revenue resulting in improved absorption. The decline for the nine months period ended October 1, 2022 is the result of higher raw material, labor and logistics costs and an increase in mezzanine product sales which have a lower margin profile than typical product offerings as these products are buy-resale, coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	October 1, 2022	September 25, 2021			Organic Growth	Organic Growth %
Cost of Sales	$12,261	$13,248	$(987)	(7.5)%	$(987)	(7.5)%

	Nine Months Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	October 1, 2022	September 25, 2021			Organic Growth	Organic Growth %
Cost of Sales	$40,444	$35,357	$5,087	14.4%	$5,087	14.4%
Cost of sales decreased by $1.0 million and increased by $5.1 million or (7.5%) and 14.4% from $13.2 million and $35.4 million, for the three and nine months period ended September 25, 2021, to $12.3 million and $40.4 million for the three and nine months period ended October 1, 2022 with a 13.3% increase in revenues coupled with an increase in raw material costs related to an increase in mezzanine product sales.
Operating Expenses - Selling and marketing
Selling and marketing expense decreased by $0.4 million and $0.6 million or (39.8%) and (22.9%) from $1.1 million and $2.8 million for the three and nine months period ended September 25, 2021 to $0.7 million and $2.1 million for the three and nine months period ended October 1, 2022.
Operating Expenses - General and administrative
General and administrative expenses increased by $0.6 million and decreased by $5.0 million or 22.4% and (33.6%) from $2.6 million and $14.9 million for the three and nine months period ended September 25, 2021 to $3.2 million and $9.9 million for the period ended October 1, 2022. The decrease for the nine months period is primarily due to bonus expense related to the Business Combination that are not present in the current periods.
Income from Operations
Income from operations was flat from $0.8 million in income from operations for the three months period ended September 25, 2021 to $0.8 million in income from operations for the three months period ended October 1, 2022. Income from operations increased by $7.0 million or 164.3% from $4.3 million in loss from operations for the nine months period ended September 25, 2021 to $2.7 million in income from operations for the nine months period ended October 1, 2022 primarily due to an increase in revenue and a decrease in general and administrative expenses.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by Janus to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, Janus believes these measures provide useful information to investors and others in understanding and evaluating Janus’ operating results in the same manner as its management and board of directors. In addition, they provide useful measures for period-to-period comparisons of Janus’ business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and other non-operational, non-recurring items.

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
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated (dollar amounts in tables in thousands):

	Three Months Ended
	October 1, 2022	September 25, 2021	Variance
			$	%

Net Income	$32,399	$15,542	$16,857	108.5%
Interest Expense	10,979	7,664	3,315	43.3%
Income Taxes	10,575	3,382	7,193	212.7%
Depreciation	1,982	1,699	283	16.7%
Amortization	7,408	8,229	(821)	(10.0)%
EBITDA	$63,343	$36,516	$26,827	73.5%
Loss (gain) on extinguishment of debt(1)	—	—	—	100.0%
COVID-19 related expenses(2)	—	1,030	(1,030)	(100.0)%
Transaction related expenses(3)	—	—	—	100.0%
Facility relocation(4)	—	35	(35)	(100.0)%
Share-based compensation(5)	—	—	—	100.0%
Acquisition expense(6)	(40)	—	(40)	100.0%
Severance and transition costs (7)	—	—	—	100.0%
Change in fair value of contingent consideration(8)	—	—	—	100.0%
Change in fair value of derivative warrant liabilities(9)	—	(1,271)	1,271	(100.0)%
Adjusted EBITDA	$63,303	$36,310	$26,993	74.3%

	Nine Months Ended
	October 1, 2022	September 25, 2021	Variance
			$	%

Net Income	$74,940	$28,566	$46,374	162.3%
Interest Expense	28,622	23,265	5,357	23.0%
Income Taxes	24,984	5,787	19,197	331.7%
Depreciation	5,817	4,678	1,139	24.3%
Amortization	22,278	21,852	426	1.9%
EBITDA	$156,641	$84,148	$72,493	86.1%
Loss (gain) on extinguishment of debt(1)	—	2,415	(2,415)	(100.0)%
COVID-19 related expenses(2)	109	1,240	(1,131)	(91.2)%
Transaction related expenses(3)	—	10,398	(10,398)	(100.0)%
Facility relocation(4)	620	102	518	507.8%
Share-based compensation(5)	—	5,210	(5,210)	(100.0)%
Acquisition expense(6)	782	—	782	100.0%
Severance and transition costs (7)	500	—	500	100.0%
Change in fair value of contingent consideration(8)	—	687	(687)	(100.0)%
Change in fair value of derivative warrant liabilities(9)	—	658	(658)	(100.0)%
Adjusted EBITDA	$158,652	$104,858	$53,794	51.3%
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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from equity, debt offerings and borrowing availability under our existing credit facility. We believe our operating cash flows, along with funds available under the line of credit, provide sufficient liquidity to support Janus’ short and long-term liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, as well as to finance acquisitions.
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
LIBOR Reform
In connection with the potential transition away from the use of the LIBOR as an interest rate benchmark, we are currently in the process of identifying and managing the potential impact to Janus. The majority of Janus’ exposure to LIBOR relates to the Amendment No. 4 1st Lien note payable which is discussed further below.
Debt Profile (dollar amounts in table in thousands)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					October 1, 2022	January 1, 2022
Notes Payable - Amendment No. 4 1st Lien	$726,413	February 12, 2018	February 12, 2025	6.37%[1]	$716,329	$722,379
Financing leases					1,260	—
Total principal debt					717,589	722,379
Less unamortized deferred finance fees					8,021	10,594
Less current portion of long-term debt					8,379	8,067
Long-term debt, net of current portion					$701,189	$703,718
(1)The interest rate on the Amendment No. 4 1st Lien term loan as of October 1, 2022, was 6.37%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%.
As of October 1, 2022 and January 1, 2022, the Company maintained one letter of credit totaling approximately $0.4 million and $0.4 million, respectively, on which there were no balances due.

On August 18, 2021, the Company completed a refinancing in the form of that certain First Lien Amendment No. 4, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen, new borrowings of $155.0 million and a consolidation of the prior outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 million with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 30, 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective rate of 6.37% as of October 1, 2022). Unamortized debt issuance costs are approximately $8.0 million at October 1, 2022. This refinancing amendment was accounted for as modification of existing terms and as such no gain or loss was recognized for this transaction and any third party fees were expensed with bank fees, original issue discount and charges capitalized and are being amortized as a component of interest expense over the remaining loan term.
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

The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of October 1, 2022, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

On August 18, 2021, the Company increased the available line of credit from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 12, 2023 to August 12, 2024. There was $— and $6.4 million outstanding balance on the line of credit as of October 1, 2022 and January 1, 2022, respectively. The interest rate on the facility is based on a Base Rate, unless a LIBOR Rate option is chosen by Janus. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of October 1, 2022 and January 1, 2022 the interest rate in effect for the facility was 6.5% and 3.5%, respectively. The line of credit is secured by accounts receivable and inventories.
On February 12, 2018, Janus entered into a revolving line of credit facility with a domestic bank replacing the predecessor revolving line of credit. The line of credit facility was originally for $50.0 million with interest payments due in arrears that matures on February 12, 2023. The available line of credit and maturity date was amended on August 18, 2021 to August 12, 2024.
Statement of cash flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Nine month period ended October 1, 2022 compared to the nine month period ended September 25, 2021:
(dollar amounts in thousands)

	October 1, 2022	September 25, 2021	Variance
			$	%
Net cash provided by (used in) operating activities	$62,591	$59,683	$2,908	4.9%
Net cash provided by (used in) investing activities	(7,789)	(195,565)	187,776	(96.0)%
Net cash provided by (used in) financing activities	(12,557)	99,707	(112,264)	(112.6)%
Effect of foreign currency rate changes on cash	(102)	142	(244)	(171.8)%
Net increase (decrease) in cash and cash equivalents	$42,143	$(36,033)	$78,176	(217.0)%
Net cash provided by operating activities
Net cash provided by operating activities increased by $2.9 million to $62.6 million for the nine month period ended October 1, 2022 compared to $59.7 million for the nine month period ended September 25, 2021. This was primarily due to an increase of $47.9 million to net income adjusted for non-cash items and an investment in net working capital of $43.3 million to continue to support revenue growth, which was driven by a $24.6 million increase in accounts receivable and deferred revenue offset by a $4.0 million improvement in prepaid and other current assets, $6.0 million improvement in inventory, $17.6 million decrease in accounts payable and a $11.0 million decrease in other accrued expenses. Additionally, there was a $1.7 million decrease in other assets and long-term liabilities.
Net cash used in investing activities

Net cash used in investing activities decreased by $187.8 million for the nine month period ended October 1, 2022 as compared to the nine month period ended September 25, 2021. This decrease was driven primarily by the acquisition of DBCI, ACT and G&M Stor-More Pty Ltd. with the net payments of $169.0 million, $9.2 million and $1.6 million, respectively, and an increase in capital expenditures predominately related to a purchase of a new Texas building for $9.0 million to continue to support our strategic growth initiatives present in 2021, which was partially offset by a $1.0 million increase in capital expenditures for the period ended October 1, 2022 as compared with the period ended September 25, 2021 to continue to support our strategic growth initiatives.
Net cash used in financing activities
Net cash used in financing activities decreased by $112.3 million for the period ended October 1, 2022 as compared to the period ended September 25, 2021. This decrease was driven primarily by a decrease of $155.0 million in issuance of long-term debt related to the DBCI acquisition, $58.8 million in principal payments of long-term debt, $25.7 million in the line of credit and a $4.2 million decrease in net distributions paid to members. The decrease in the principal payments of long-term debt was primarily attributed to the prepayment of approximately $61.6 million of existing 1st Lien Term Loan Debt upon the closing of the Business Combination in June 2021. As a result of the Business Combination, the Company received $334.9 million related to proceeds from the merger and $250.0 million in proceeds from the PIPE Investment. In addition, the Company paid $541.7 million to Midco, LLC unitholders and $44.5 million in transaction costs.

Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to M&A, dividends, stock repurchases, capital expenditures, and debt pay-downs. The timing, declaration and payment of future dividends, falls within the discretion of Janus’ Board of Directors and will depend upon many factors, including, but not limited to, Janus’ financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.
Contractual Obligations
Summarized below are our contractual obligations as of October 1, 2022 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-Term Debt Obligations	$717,589	$2,102	$14,801	$700,678	$8
Long-Term Supply Contracts (1)	45,781	45,781	—	—	—
Other Long-Term Liabilities (2)	46,981	1,342	11,046	8,697	25,896
Total	$810,351	$49,225	$25,847	$709,375	$25,904
(1)Long-Term Supply Contracts relate to the multiple fixed price agreements.
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

Other Long-Term Liabilities consist of operating lease liabilities for real and personal property leases with various lease expiration dates (see Note 14 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion). The amount listed in the thereafter category is primarily comprised of five real property leases with expiration dates ranging from 2026 – 2036.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, Janus also had another commitment for which it is contingently liable as of October 1, 2022 and January 1, 2022 consisting of an outstanding letter of credit of $0.4 million.
Critical Accounting Policies and Estimates
For the critical Accounting Policies and Estimates used in preparing Janus’ Unaudited Condensed Consolidated Financial Statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations, and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions other than the following.
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
Recently Issued Accounting Standards
See Note 2 to our Condensed Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued and adopted accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in exposures to market risk since January 1, 2022. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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
As discussed in Item 9A “Controls and Procedures” in our 2021 Annual Report on Form 10-K, the Company identified unremediated material weaknesses related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) as of December 26, 2020.
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
Entity Level Controls – In an effort to provide additional support, oversight and accountability over the performance of controls, the Company recently hired a Tax Director and a SEC Reporting Manager and is actively recruiting for other key financial reporting positions. Management will continue to assess the composition of its resource needs, both internal and external, which may include adding additional accounting and compliance resources at both the corporate and subsidiary levels. Management may also consider engaging additional third-party advisors when necessary to supplement its existing resources.
As previously disclosed, the Company hired a Director of Internal Audit and has engaged third-party consultants to manage the Company’s SOX 404 assessment of internal control over financial reporting as well as monitoring management’s remediation efforts.
Further, the Company has increased our personnel resources and technical accounting expertise within the accounting function with the hiring of a new Chief Financial Officer as of July 1, 2022, as disclosed on Form 8-K filed with the Securities and Exchange Commission. Further, we’ve hired additional personnel for the accounting and information technology function in order to address inadequate segregation of duties and provide proper oversight in connection with financial reporting. Specific corrective actions are also underway to address the deficiencies related to the material weaknesses. We have also entered into an agreement and are currently working with a third-party consultant to assist with the efforts to effectively remediate the identified material weaknesses.
Information Technology General Controls - User access assessments for logical security (roles and privileges) are being performed and periodic user access reviews for key IT systems are being implemented. All IT processes will be centrally managed and IT Management will transition certain hosting and administration responsibilities from third-parties.
Management Review Controls – Management is enhancing the design of and implementing controls around the rigor of the review process over revenue, income taxes, complex non-routine transactions, and other business processes.
Financial Reporting – Management is enhancing the design of controls over the processes and disclosures of amounts in the financial statements including the review of the completeness and accuracy of the underlying support of amounts contained in the financial statements.

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

Item 1A.    Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Except for the risk factor below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

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

Date:	November 10, 2022	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer