Form 10-K
period 2022-12-31
Janus International Group, Inc.
filed 2023-03-29
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on July 2, 2022 (the last day of the registrant’s most recent second quarter), based on the closing price of $9.17 for shares of the Registrant’s Common Stock, par value $0.0001, as reported by the New York Stock Exchange, was approximately $607.9 million.
As of March 24, 2023, 146,703,894 shares of Common Stock, par value $0.0001, were issued and outstanding.

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
•operational risk;
•any failure to effectively manage, and receive anticipated returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions;
•fluctuations in the demand for our products and services;
•the impact of supply chain disruptions and inflation and our ability to recoup rising costs in the rates we charge to our customers;
•the possibility that we may impair our long-lived assets and other assets, including inventory, property and equipment and investments in unconsolidated affiliates;
•the possibility that the COVID-19 pandemic, or another major disease, disrupts Janus’s business;
•our ability to maintain the listing of our securities on a national securities exchange;
•the possibility of significant changes in foreign exchange rates and controls
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Janus’s resources;
•general economic conditions, including the capital and credit markets;
•the possibility of political instability, war or acts of terrorism in any of the countries where we operate; and
•other risks and uncertainties, including those described in this Form 10-K set forth in Part I, Item 1A, “Risk Factors.”

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

SUMMARY RISK FACTORS

Risks Relating to Janus’s Business

•Janus’s continued success is dependent upon its ability to hire, retain, and utilize qualified personnel.
•Janus engages in a highly competitive business. If Janus is unable to compete effectively, it could lose market share and its business and results of operations could be negatively impacted.
•Janus’s business strategy relies in part on acquisitions to sustain its growth. Acquisitions of other companies present certain risks and uncertainties.
•Our dependence on, and the price and availability of, raw materials (such as steel coil) as well as purchased components may adversely affect our business, results of operations and financial condition.
•The outcome of pending and future claims and litigation could have a material adverse impact on Janus’s business, financial condition, and results of operations.
•We may be subject to liability if we breach our contracts, and our insurance may be inadequate to cover our losses.
•We are potentially subject to taxation-related risks in multiple jurisdictions, and changes in U.S. tax laws, in particular, could have a material adverse effect on our business, cash flow, results of operations, or financial condition.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
•Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including user and corporate information, or theft of intellectual property, including digital assets, which could adversely impact our financial condition or harm our reputation.
•We face system security risks as we depend upon automated processes and the Internet and we could damage our reputation, incur substantial additional costs and become subject to litigation if our systems are penetrated.
•Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.
•Economic uncertainty or downturns, particularly as it impacts specific industries, could adversely affect our business and results of operations.
•If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business and financial results could be materially adversely affected.
•The coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our industry, business, results of operations, and ability to raise additional capital.
•Our management team has limited experience managing a public company.
•Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, financial condition and results of operations could be harmed.
•Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.
•We may require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.
•We may not be able to generate sufficient cash to service our obligations and any debt we incur.
•We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.
•We may in the future be sued by third parties for various claims, including alleged infringement of proprietary intellectual property rights.
•Rising operating expenses for our customers could indirectly reduce our cash flow and funds available for future distributions.
•Certain of our customers have negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
•Privacy concerns could result in regulatory changes that may harm our business.
•Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.

Risks Relating to Ownership of our Common Stock

•Our only significant asset is ownership of Janus’s business through our ownership interest in Janus Core (defined below) and its respective subsidiaries. If Janus Core’s business is not profitably operated, Group may be unable to pay us dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.
•Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.
•Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
•We have and will continue to incur increased costs and obligations as a result of being a public company.
•As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

•We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our Common Stock.
•If our performance does not meet market expectations, the price of our securities may decline.
•Our ability to successfully operate the Company’s business depends largely upon the efforts of certain key personnel, including Janus’s executive officers. The loss of such key personnel could adversely affect the operations and profitability of our business.
•The Company’s ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.
•Future sales of Common Stock issued to the Selling Stockholders may reduce the market price of the Common Stock that you might otherwise obtain.
•We may be significantly influenced by Clearlake Capital Group, L.P. (“CCG”), whose interests may be different than yours. The concentrated ownership of our Common Stock could prevent you and other shareholders from influencing significant decisions.
•The Company’s amended and restated certificate of incorporation renounced any interest or expectancy that the Company has in corporate opportunities that may be presented to the Company’s officers, directors, or shareholders or their respective affiliates, other than those officers, directors, shareholders, or affiliates who are the Company’s or the Company’s subsidiaries’ employees. As a result, these persons are not required to offer certain business opportunities to the Company and may engage in business activities that compete with the Company.
•If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions.
•The transition away from the London Interbank Offered Rate (“LIBOR") benchmark interest rate and the adoption of alternative benchmark reference rates could adversely affect our business, financial condition, results of operations and cash flows.
•Disruptions in the worldwide economy may adversely affect our business, results of operations, and financial condition.
•We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•The restatement of our interim financial statements has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

PART I
Item 1.    BUSINESS
Overview

Janus International Group, Inc. (“we,” “us,” “Group,” “Janus” or the “Company”), headquartered in Temple, Georgia with eleven domestic and three international manufacturing facilities is a leading global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions. The Company provides facility and door automation and access control technologies, roll up and swing doors, hallway systems, and relocatable storage “MASS” (Moveable Additional Storage Structures) units (among other solutions). The Company is fundamental to its customer’s success throughout every phase of a project by providing solutions spanning from facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of damaged or end-of-life products.

Company History

Founded in 2002, Janus is a leading global manufacturer and supplier of turn-key self-storage, commercial, and industrial building solutions, including roll-up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies. Over the past 20 years, Janus has expanded its operations to serve several U.S. and international locations. Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “JBI.”

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

Complete Offering of Products, Solutions, Services along with Maintenance, Fabrication and Installation . We provide a full suite of products, services and maintenance, fabrication and installation offerings that meet a wide-range of client demands including management of third-party installation, architect drawings, R3 solutions, self-storage doors, hallway systems, relocatable systems, electronic locks, commercial doors, self-storage maintenance and servicing and custom facility gate fabrication and installation all of which is realized through a large network of third-party installers, as well as our eleven strategically placed manufacturing and service facilities in the United States. Our current manufacturing, service and distribution footprint enables us to serve customers globally, minimize lead times, and reduce freight expense. Our ability to provide a full suite of products, services, fabrication, installation and maintenance routines across a nationwide network enables us to compete for complex, marquee contract opportunities and deliver highly customized solutions at both the national and local level.

First Mover with Proprietary High ROI Technology Solutions. The Company and NOKE (which we acquired in 2018) have been working for several years to develop proprietary access control technologies, software, and solutions focused on the self-storage sector where limited technologies or products currently exist. We are actively selling security-as-a-service and have been able to disrupt the conventional security market by developing a platform with multiple adjacencies including hardware (i.e. purpose-built locks), software (i.e. applications and a web portal) and back-end integration (i.e. APIs and a cloud platform) to support ROI opportunity for our client’s new facilities and R3 retrofits. Our proprietary hardware and smart locking systems have helped businesses manage physical security and have laid the ground work for Janus to integrate an enhanced wireless network within a self-storage facility, thereby creating a segment of our business with limited competition and high barriers to entry.

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

Acquisitions

ACT Acquisition

In August 2021, the Company, through its wholly owned subsidiary Janus International Group, LLC (“Janus Core”) acquired 100% of the equity of ACT. Through this acquisition, the Company also acquired all assets and certain liabilities of Phoenix, a company incorporated in North Carolina. ACT is a low-voltage/security systems integrator, who specializes in the self storage and multi-family industries. With dedicated installation and service divisions, ACT has one of the largest addressable footprints in technology in the self-storage industry and has specialized in protecting critical assets in the self-storage and industrial building industries for over 7 years. Phoenix specializes in the custom fabrication of gating and fencing solutions for the self-storage industry. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its NOKE Smart Entry ground game and installation network.

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

Industry Overview

Self-Storage

Approximately 63% of our total sales are attributable to the self-storage market. The self-storage industry refers to properties that offer do-it-yourself, month-to-month storage space rental for personal or business use. Self-storage provides a convenient way for individuals and businesses to store their belongings, whether due to a life event or the need for extra storage.

According to management estimates there are approximately 55,000 self-storage facilities located in the United States. Self-storage facilities can be classified into two general categories: institutional and non-institutional. Institutionally owned facilities typically include multi-story, climate-controlled facilities located in prime locations owned and/or managed by a REIT or other returns-driven operator of scale. These institutional facilities are typically located in a top 50 U.S. Metropolitan Statistical Area (“MSA”). Non-institutional facilities are comprised of single-story, non-climate-controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs.

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

The self-storage market benefits from unique and attractive demand and supply attributes. Growth in self-storage demand has been driven by favorable long-term macroeconomic trends, including rising storable consumption per capita, population growth, and rising home ownership rates. Available supply of self-storage is well below long-term levels, as exhibited by the key self-storage REITs operating at over 90% occupancy rates based upon publicly available information as of the end of 2022. In addition to ongoing tight supply conditions, management estimates that approximately 60% of existing self-storage facilities are over 20 years old, which creates the potential need for replacement and refurbishment of an aging installed base.

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

Commercial Door

Approximately 37% of our total sales are attributable to the commercial industrial door market. Commercial doors are composed of either primarily metal, plastic, and wood and used in industrial facilities, office, retail, and lodging establishments, institutional buildings, and other non-residential infrastructure.

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

Competitive Conditions

We are subject to competition in substantially all product and service areas. Although our competition can vary by local market, both the industries and markets we compete in are highly competitive and fragmented as a whole.

Our industries and markets include global, national, regional, and local providers for our products, services, and solutions, including manufacturers, distributors, service providers, online commerce providers, as well as newer entrants to the market with non-traditional business and customer service models or disruptive technologies and products.

We believe that participants in our industry compete on the basis of customer relationships, product quality and availability, reliability, delivery speed, value added products and services, and service capabilities, product innovation, pricing and overall ease of doing business. We typically compete with one or more local providers in all of our markets, as well as a number of national and regional companies.

Raw Materials

The principal raw material used by the Company is steel (steel coil). The Company purchases raw materials from commercial sources on a fixed and variable basis. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

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

Human Capital

Workforce Composition and Demographics

As of December 31, 2022, we had 1,696 full-time and part-time employees worldwide (excluding 551 contract workers).
Approximately 64% of our workforce is composed of hourly production associates, and the remaining population is composed of associates in a professional role. Our current worldwide workforce is made up of approximately 90% domestic employees and approximately 10% international employees.

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

Available Information

Our principal office is located at 135 Janus International Blvd. Temple, GA. Our telephone number is (866) 562-2580. Our website can be viewed at www.janusintl.com. The Company has not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership, or any similar proceedings. We are required to file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form DEF 14A and any amendments to these reports, will be available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. Reports filed with the SEC are also made available on its website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Ethics, and other policies, and the Board of Directors’, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on our website or in print for stockholders. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other information we file with or furnish to the SEC.

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
Janus may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of its lenders and, therefore, may not be able to complete such acquisitions or strategic investments. Janus may incur expenses associated with sourcing, evaluating, and negotiating acquisitions (including those that do not get completed), and it may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions Janus pursues, may negatively affect and cause significant volatility in our financial results.
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

We are a U.S.-based company potentially subject to tax in multiple U.S. and non-U.S. tax jurisdictions. Significant judgment will be required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we understand our tax positions to be consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). On March 27, 2020, The Tax Act was amended by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Certain provisions of the Tax Act, as amended by the CARES Act, may adversely affect us. The Tax Act requires complex computations that were not previously provided for under U.S. tax law. Furthermore, the Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. Additional interpretive guidance may be issued by the U.S. Internal Revenue Service, the U.S. Department of the Treasury or another governing body that may significantly differ from the Company’s interpretation of the Tax Act, which may result in a material adverse effect on our business, cash flow, results of operations or financial condition.

On August 16, 2022, legislation commonly known as the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. Our analysis of the effect of the IRA on us is ongoing and incomplete. It is possible that the IRA (or implementing regulations or other guidance) could adversely impact our current and deferred federal tax liability. Furthermore, other changes that may be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could materially increase the amount of taxes, including state and local taxes, we would be required to pay and could materially adversely affect our financial position and results of operations. Governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. federal, state or local or non-U.S. tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to taxes by U.S. federal, state, and local and non-U.S. tax authorities. Our future effective tax rates could be adversely affected by a number of factors, including changes in the valuation of our deferred tax assets and liabilities, expected timing and amount of the release of any tax valuation allowances, or changes in tax laws, regulations, or interpretations thereof. In addition, we may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local and non-U.S. taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

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
We cannot predict the timing, strength, or duration of any economic slowdown, financial market disruptions or any subsequent recovery, generally or any industry in particular. We also cannot predict the many ways in which they may affect our customers and our business in general. Nonetheless, financial and macroeconomic disruptions could have a significant adverse effect on our sales, profitability, and results of operations. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

The ongoing COVID-19 pandemic has resulted in periodic disruptions in demand for oil and gas commodities as various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus. The ongoing pandemic has related economic repercussions that could adversely impact our business, results of operations, financial condition and cash flows and include, but are not limited to:

•disruptions to our supply chain resulting from our limited access to our vendors, our vendors’ limited access to their facilities or our ability to transport raw materials from our vendors, adversely affecting the price of, or our ability to obtain, materials essential to our products and our business which could result in a loss of customers and revenue;
•reduction in revenues as a result of lower demand for our products as our customers across the industry reduce their budget for capital expenditures and institute additional capital discipline measures; and
•liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer     liquidity issues and bankruptcies, and, if a significant number of our customers experience a prolonged business decline or disruption, we may     incur increased exposure to credit risk and bad debts

Our management team has limited experience managing a public company.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation (the “GDPR”), pose increasingly complex compliance challenges and potentially elevate our costs. The U.K. may enact data privacy laws similar to the GDPR following Brexit, in order to maintain harmony with GDPR requirements, but this is not yet settled. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others,

Privacy concerns could result in regulatory changes that may harm our business.

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

We must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the GDPR and the California Consumer Privacy Act (“CCPA”). GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure, and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The CCPA creates new data privacy rights for certain individuals, effective in 2020. Any failure to comply with GDPR, the CCPA, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.

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

Our only significant asset is ownership of Janus’s business through our ownership interest in Janus Core (defined below) and its respective subsidiaries. If Janus Core’s business is not profitably operated, Group may be unable to pay us dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of Janus Core and its respective subsidiaries, which operates Janus’s business. We depend on profits generated by Janus’s business for distributions and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our capital stock. Legal and contractual restrictions in agreements governing our indebtedness, as well as our financial condition and operating requirements, may limit our ability to receive distributions from Group.

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

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (its predecessor), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior second fiscal quarter ending in June, or (2) the date on which it has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. To the extent the Company chooses not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

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

If our performance does not meet market expectations, the price of our Common Stock may decline. In addition, fluctuations in the price of our Common Stock could contribute to the loss of all or part of your investment. In an active market, the trading price of our Common Stock may be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Common Stock and our common stock may trade at prices significantly below the price you paid for them.

Factors affecting the trading price of our Common Stock may include:

• actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;
• changes in the market’s expectations about our operating results;
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

The Company’s ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.

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

In connection with the consummation of the Business Combination (defined below) and the PIPE Investment, the Selling Stockholders received approximately 70,270,400 shares of Common Stock and 10,150,000 Warrants. On November 18, 2021, the Company completed its redemption of all outstanding warrants. The Company also granted certain registration rights to the Selling Stockholders pursuant to the Amendment to the Registration and Stockholder Rights Agreement (as defined herein), by and among Juniper, Juniper Industrial Sponsor, LLC (the “Sponsor”) and Midco, the Investor Rights Agreement, by and among CCG, the Sponsor, certain stockholders of Juniper and equityholders of Midco (the “Investor Rights Agreement”) and the PIPE Subscription Agreements. Following the expiration of any lockup period applicable to such shares of Common Stock or Warrants owned by the Selling Stockholders, they or their affiliates may sell large amounts of Common Stock in the open market, in privately negotiated transactions or in underwritten public offerings. The registration and availability of such a significant number of shares of Common Stock for trading in the public market may increase the volatility in the prices of the Common Stock or put significant downward pressure on such prices. In addition, the Company may use shares of its Common Stock as consideration for future acquisitions, which could further dilute its current stockholders.

We may be significantly influenced by CCG, whose interests may be different than yours. The concentrated ownership of our Common Stock could prevent you and other shareholders from influencing significant decisions.

As of December 31, 2022, CCG controlled the voting of approximately 35.5% of our outstanding Common Stock. As a result, CCG has significant influence over most matters requiring stockholder consent. Matters over which CCG may, directly or indirectly, significantly influence include:
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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is listed on the NYSE under the symbol “JBI.” Our certificate of incorporation authorizes the issuance of 825,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 146,703,894 shares of Common Stock issued and outstanding as of December 31, 2022. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2022, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.

Holders

As of December 31, 2022, there were 19 holders of record of our Common Stock, and no holders of record of our Preferred Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock or warrants are held of record by banks, brokers and other financial institutions.

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

Item 6.    RESERVED
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 15, 2022 for discussion and analysis of results of operations for the year ended December 26, 2020.
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
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:
•Business Overview: This section provides a general description of our business, and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments that are important to understanding our results of operations and financial condition or in understanding anticipated future trends.
•Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.
•Results of Operations: This section provides an analysis of our results of operations for the years ended December 31, 2022 and January 1, 2022, respectively.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended December 31, 2022 and January 1, 2022. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2022, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a leading global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Singapore. The Company focuses on two primary markets, providing building solutions to the self-storage industry and the broader commercial industrial market. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate-controlled facilities located in prime locations owned and/or managed by large REITs or returns-driven operators of scale and are primarily located in the top 50 MSAs, whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace of damaged or end-of-life products.
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
During the last two years, we have acquired G&M, DBCI, and ACT to expand geographically. Our M&A activity has collectively enhanced our growth trajectory, technology and global footprint, while providing us access to highly attractive adjacent categories.
Total revenue was $1.02 billion for the year ended December 31, 2022, representing an increase of 35.9% from $750.2 million for the year ended January 1, 2022.
Revenues and net income increased in 2022 as compared to 2021 largely due to continued strong performance within all three sales channels and $56.6 million of inorganic growth as a result of the DBCI and ACT acquisitions coupled with the impact from the commercial actions taken in 2021. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, with the exception of the fact that the international segment does not sell into the Commercial sales channel.
Adjusted EBITDA was $226.9 million for the year ended December 31, 2022, representing a 53.1% increase from $148.2 million for the year ended January 1, 2022.
Adjusted EBITDA as a percentage of revenue was 22.3% for the year ended December 31, 2022, representing an increase of 2.5% from 19.8% for the year ended January 1, 2022. The increase in Adjusted EBITDA margins is a direct result of increased revenue primarily due to commercial actions taking full effect in third quarter of 2022 which was partially offset by the inflationary increases in raw material, labor and logistics costs impacting the business in advance of commercial actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and costs associated with the robust pace of activity for the balance of the year and investing in customer service.
Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 92.6% and 90.9% of Janus’s revenue for the years ended December 31, 2022 and January 1, 2022, respectively.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe as well as Australia. Janus International represented 7.4% and 9.1% of Janus’s revenue for the years ended December 31, 2022 and January 1, 2022, respectively.
Acquisitions
Our highly accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation.
Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth. Since 2021, Janus has completed three acquisitions which contributed a combined $93.2 million inorganic revenue increase from December 27, 2020 through December 31, 2022. Refer to Item 1A. Risk Factors within this Form 10-K section for further information on the risks associated with integration of these acquisitions. Janus acquired the following three companies to fuel the inorganic growth of its manufacturing capabilities, product offerings, and technology solutions provided to customers.
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
On August 18, 2021, the Company, through its wholly owned subsidiary Janus Core acquired 100% of the equity interests of DBCI, a company incorporated in Delaware, for approximately $169.2 million. DBCI is a manufacturer of exterior building products in North

America, with over 25 years’ servicing commercial, residential and repair markets. As a result of the acquisition, the Company will have an opportunity to increase its customer base of both the commercial and self-storage industries and expand its product offerings in the North American market.
On August 31, 2021, the Company, through its wholly owned subsidiary Janus Core acquired 100% of the equity of ACT, a company incorporated in North Carolina, for approximately $10.4 million. Through this acquisition, the Company also acquired all assets and certain liabilities of Phoenix, a company incorporated in North Carolina. ACT has specialized in protecting critical assets in the self-storage and industrial building industries for over 7 years. The ACT team is comprised of security industry experts who continually train to be at the forefront of emerging industry trends, technological advancements, and new security vulnerabilities or hazards that threaten their clients. As a result of the acquisition, the Company will have an opportunity to expand its Nokē Smart Entry ground game.
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
The following table sets forth key performance measures for the years ended December 31, 2022 and January 1, 2022
(dollar amounts in thousands)

	Year Ended		Variance
	December 31, 2022	January 1, 2022	$	%
Total Revenue	$1,019,509	$750,150	$269,359	35.9%
Adjusted EBITDA	$226,924	$148,204	$78,720	53.1%
Adjusted EBITDA (% of revenue)	22.3%	19.8%		2.5%

As of December 31, 2022, and January 1, 2022, the headcount was 2,247 (including 551 temporary employees) and 2,017 (including 440 temporary employees), respectively.

Total revenue increased by $269.4 million or 35.9% for the year ended December 31, 2022 compared to the year ended January 1, 2022, primarily due to improved market conditions, commercial actions instituted in 2021 and increased volumes partially related to pull through of the 2021 new construction pent up demand coupled with a $56.6 million increase in inorganic revenue growth as a result of the DBCI and ACT acquisitions.
Adjusted EBITDA increased by $78.7 million or 53.1% from the year ended December 31, 2022 compared to the year ended January 1, 2022 primarily due to increased revenue which was partially offset by increased cost of sales and general and administrative expenses.
Adjusted EBITDA as a percentage of revenue increased 2.5% for the year ended December 31, 2022 primarily due to increased revenue due to commercial actions taking full effect in third quarter 2022 which was partially offset by inflationary increases in raw material, labor and logistics costs in advance of commercial and cost containment actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental costs associated with the robust pace of activity for the balance of the year and investing in customer service. (See “Non-GAAP Financial Measures” section).
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
We have presented results of operations, including the related discussion and analysis for the year ended December 31, 2022 compared to the year ended January 1, 2022.

Components of Results of Operations
Sales of products. Sale of products represents the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination (Janus Core) and at the point of shipping (all other subsidiaries). We expect our product revenue may vary from period to period on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels, Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
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
Interest expense. Consists of interest expense on short-term and long-term debt and amortization of deferred financing fees (see “Long Term Debt” section).
Factors Affecting the Results of Operations
Key Factors Affecting the Business and Financial Statements
Management understands Janus’s performance and future growth depends on a number of factors that present significant opportunities but also pose risks and challenges.
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
Factors Affecting Growth Through Acquisitions
Janus’s business strategy involves growth through, among other things, the acquisition of other companies. Janus evaluates companies that it believes will strategically fit into its business and growth objectives. If Janus is unable to successfully integrate and develop acquired businesses, it could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on its financial results.
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
Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our consolidated financial statements included elsewhere in this Annual filing and 10-K. The following tables set forth our results of operations for the periods presented are in dollars.

Results of Operations
(dollar amounts in thousands)

Unaudited Quarterly Consolidated Results for the quarter ended December 31, 2022 compared to the quarter ended January 1, 2022

	Three Months Ended		Variance
	December 31, 2022	January 1, 2022	$	~~%~~
REVENUE
Sales of products	$230,965	$201,876	$29,089	14.4%
Sales of services	48,763	33,477	15,286	45.7%
Total revenue	$279,728	$235,353	$44,375	18.9%
Cost of Sales	172,137	158,717	13,420	8.5%
GROSS PROFIT	$107,591	$76,636	$30,955	40.4%
OPERATING EXPENSE
Selling and marketing	16,059	14,388	1,671	11.6%
General and administrative	32,913	33,662	(749)	(2.2)%
Operating Expenses	$48,972	$48,050	$922	1.9%
INCOME FROM OPERATIONS	$58,619	$28,586	$30,033	105.1%
Interest expense	(13,416)	(9,611)	(3,805)	39.6%
Other income (expense)	85	(935)	1,020	(109.1)%
Change in fair value of derivative warrant liabilities	—	(7,542)	7,542	100.0%
Other Expense, Net	$(13,331)	$(18,088)	$4,757	(26.3)%
INCOME BEFORE TAXES	$45,288	$10,498	$34,790	331.4%
Provision for Income Taxes	12,574	216	12,358	5721.3%
NET INCOME	$32,714	$10,282	$22,432	218.2%

For the year ended December 31, 2022 compared to the year ended January 1, 2022

	Year Ended		Variance
	December 31, 2022	January 1, 2022	$	~~%~~
REVENUE
Sales of products	$873,087	$619,967	$253,120	40.8%
Sales of services	146,422	130,183	16,239	12.5%
Total revenue	$1,019,509	$750,150	$269,359	35.9%
Cost of Sales	654,577	498,787	155,790	31.2%
GROSS PROFIT	$364,932	$251,363	$113,569	45.2%
OPERATING EXPENSE
Selling and marketing	58,275	46,295	11,980	25.9%
General and administrative	119,180	111,981	7,199	6.4%
Contingent consideration and earnout fair value adjustments	—	687	(687)	(100.0)%
Operating Expenses	$177,455	$158,963	$18,492	11.6%
INCOME FROM OPERATIONS	$187,477	$92,400	$95,077	102.9%
Interest expense	(42,039)	(32,876)	(9,163)	27.9%
Other (expense)	(227)	(3,324)	3,097	(93.2)%
Change in fair value of derivative warrant liabilities	—	(5,918)	5,918	100.0%
Other Expense, Net	$(42,266)	$(42,118)	$(148)	0.4%
INCOME BEFORE TAXES	$145,211	$50,282	$94,929	188.8%
Provision for Income Taxes	37,558	6,481	31,077	479.5%
NET INCOME	$107,653	$43,801	$63,852	145.8%

Revenue
(dollar amounts in thousands)

	Year Ended			Variance %	Revenue Variance Breakdown
	December 31, 2022	January 1, 2022	Variance		Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$873,087	$619,967	$253,120	40.8%	$51,665	$201,455	32.5%
Sales of services	146,422	130,183	16,239	12.5%	4,923	11,316	8.7%
Total	$1,019,509	$750,150	$269,359	35.9%	$56,588	$212,771	28.4%
The $269.4 million revenue increase for the year ended December 31, 2022 compared to the year ended January 1, 2022 is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels, positive impact from commercial actions taken in 2022, coupled with inorganic growth of $56.6 million as a result of the DBCI and ACT acquisitions. In addition, we began to see a more meaningful impact from our commercial actions in the second half of the year. The inorganic growth as a result of the G&M Stor-More Pty Ltd. acquisition is not separately stated above as the amount is not significant.
The following table and discussion compares Janus’s sales by sales channel (dollar amounts in thousands).

	Year Ended		Year Ended		Variance
	December 31, 2022	% of sales	January 1, 2022	% of sales	$	%
New Construction - Self Storage	$323,394	31.7%	$286,027	38.1%	$37,367	13.1%
R3 - Self Storage	321,078	31.5%	221,396	29.5%	99,682	45.0%
Commercial and Other	375,037	36.8%	242,726	32.4%	132,311	54.5%
Total	$1,019,509	100.0%	$750,150	100.0%	$269,359	35.9%
New construction sales increased by $37.4 million or 13.1% for the year ended December 31, 2022 compared to the year ended January 1, 2022. The increase in the year ended December 31, 2022 is primarily due to commercial initiatives and strong growth related to the 2021 pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic.

R3 sales increased by $99.7 million or 45.0% for the year ended December 31, 2022 compared to the year ended January 1, 2022 due to the increase of conversions and expansions as more self-storage capacity continues to be brought online through R3 as opposed to greenfield sites coupled with the positive impacts from commercial actions.
Commercial and other sales increased by $132.3 million or 54.5% for the year ended December 31, 2022 compared to the year ended January 1, 2022 due to Janus Core and ASTA experiencing favorable market gains due to the continued e-commerce movement coupled with share gains in the commercial steel roll up door market from ASTA’s launch of the rolling steel product line. In addition, the commercial and other sales channel continued to benefit from the commercial actions instituted in 2021.
Cost of Sales and Gross Margin
(dollar amounts in thousands)
Gross margin increased by 2.3% to 35.8% for the year ended December 31, 2022 from 33.5% for the year ended January 1, 2022 primarily due to continued increased raw material, labor and logistics costs which was offset by the commercial and cost containment initiatives taking effect in the second half of 2022.

	Year Ended				Cost of Sales Variance Breakdown
	December 31, 2022	January 1, 2022	Variance	Variance %	Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$654,577	$498,787	$155,790	31.2%	$43,682	$112,108	22.5%
The $155.8 million or 31.2% increase in cost of sales for the year ended December 31, 2022 compared to the year ended January 1, 2022, is primarily attributable to an increase in material and direct labor costs of $94.2 million for the year ended December 31, 2022 compared to the year ended January 1, 2022, coupled with the inorganic growth of $43.7 million as a result of the DBCI and ACT acquisitions for the year ended January 1, 2022.
Operating Expenses - Selling and marketing

Selling and marketing expense increased $12.0 million or 25.9% for the year ended January 1, 2022 compared to the year ended December 31, 2022 primarily due to increased marketing, trade show and payroll related costs for additional headcount to support revenue growth coupled with limited travel, marketing and trade show costs in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $2.3 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - General and administrative
General and administrative expenses increased $7.2 million or 6.4% for the year ended January 1, 2022 compared to the year ended December 31, 2022 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company which was partially offset by transaction related costs incurred in conjunction with the June 2021 Business Combination of approximately $10.4 million which is not present in 2022, which is further discussed in the Non-GAAP Financial Measures section. In addition, there was an increase in general and administrative expenses of $6.2 million as a result of the DBCI and ACT acquisitions for the year ended January 1, 2022 compared to the year ended December 31, 2022.

Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments decreased by $0.7 million or 100.0% for the year ended January 1, 2022 compared to the year ended December 31, 2022, and were related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.

Interest Expense
Interest expense increased $9.2 million or 27.9% for the year ended January 1, 2022 compared to the year ended December 31, 2022 primarily due to the new borrowings of $155.0 million in August 2021 and an increase in interest rates in 2022. (See “Liquidity and Capital Resources” section).
Other Income (Expense)
Other expense decreased by $3.1 million or 93.2% from $3.3 million of other expense for the year ended January 1, 2022 to $0.2 million of other expense for the year ended December 31, 2022. The decrease in other expense for the year ended is primarily due to a $2.4 million loss on extinguishment of debt and a $0.8 million loss on abandonment included in the year ended January 1, 2022, but not present in the year ended December 31, 2022.

Change in fair value of derivative warrant liabilities
Change in fair value of derivative warrant liabilities decreased by $5.9 million or 100.0% from $5.9 million for the year ended January 1, 2022 to $— million for the year ended December 31, 2022. The decrease for the year ended December 31, 2022 is due to a $5.9 million fair value of warrant liabilities adjustment included in the year ended January 1, 2022, but not present in the year ended December 31, 2022. All warrants were redeemed in the fourth quarter of 2021.

Income Taxes
Income tax expense increased by $31.1 million or 479.5% from $6.5 million for the year ended January 1, 2022 to $37.6 million for the year ended December 31, 2022 due to a tax structure change from a limited liability company that was considered a disregarded entity for tax purposes to a Corporation as a result of the Business Combination that occurred on June 7, 2021.
Net Income
The $63.9 million or 145.8% increase in net income for the year ended January 1, 2022 compared to the year ended December 31, 2022 is largely due to an increase in revenue offset by an increase in cost of sales, selling and general and administrative expenses, interest expense and income taxes.
Segment Results of Operations
We operate in and report financial results for two segments: North America and International with the following sales channels, Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
Segment operating income is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews and compensation. For these reasons segment operating income represents the most relevant measure of segment profit and loss. Our chief operating decision maker may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define segment operating margin as segment operating income as a percentage of the segment’s Net revenues.
The segment discussion that follows describes the significant factors contributing to the changes in results for each segment included in net earnings.
Results of Operations - Janus North America
(dollar amounts in thousands)
For the year ended December 31, 2022 compared to the year ended January 1, 2022

	Year Ended		Variance
	December 31, 2022	January 1, 2022
			$	%
REVENUE
Sales of products	$880,027	$614,851	$265,176	43.1%
Sales of services	114,289	100,093	14,196	14.2%
Total revenue	$994,316	714,944	$279,372	39.1%
Cost of Sales	648,983	481,714	167,269	34.7%
GROSS PROFIT	$345,333	233,229	$112,103	48.1%
OPERATING EXPENSE
Selling and marketing	55,051	42,589	12,462	29.3%
General and administrative	107,140	94,024	13,116	14.0%
Contingent consideration and earnout fair value adjustments	—	687	(687)	(100.0)%
Operating Expenses	$162,191	$137,299	$24,892	18.1%
INCOME FROM OPERATIONS	$183,142	$95,930	$87,211	90.9%

Revenue
(dollar amounts in thousands)

	Year Ended		Variances	Variance %	Revenue Variance Breakdown
	December 31, 2022	January 1, 2022			Domestic Acquisitions	Organic Growth	Organic Growth %
Sales of products	$880,027	$614,851	$265,176	43.1%	$51,665	$213,512	34.7%
Sales of services	114,289	100,093	14,196	14.2%	4,923	9,273	9.3%
Total	$994,316	$714,944	$279,372	39.1%	$56,588	$222,785	31.2%
The $279.4 million or 39.1% revenue increase is primarily attributable to increased volumes as a result of favorable industry dynamics in all three sales channels coupled with inorganic growth of $56.6 million as a result of the DBCI and ACT acquisitions.
The following table and discussion compares Janus North America sales by sales channel (dollar amounts in thousands).

	Year Ended				Variance
	December 31, 2022	% of total sales	January 1, 2022	% of total sales
					$	%
New Construction - Self Storage	$289,381	29.1%	$246,670	34.5%	$42,711	17.3%
R3 - Self Storage	304,051	30.6%	210,180	29.4%	93,871	44.7%
Commercial and Other	400,884	40.3%	258,094	36.1%	142,789	55.3%
Total	$994,316	100.0%	$714,944	100.0%	$279,372	39.1%
New Construction sales increased by $42.7 million or 17.3% for the year ended December 31, 2022 compared to the year ended January 1, 2022 primarily due to commercial initiatives and strong growth related to shipments on the pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic that negatively impacted the first and second quarters of 2021.
R3 sales increased by $93.9 million or 44.7% for the year ended December 31, 2022 compared to the year ended January 1, 2022 due primarily to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.
Commercial and Other sales increased by $142.8 million or 55.3% for the year ended December 31, 2022 compared to the year ended January 1, 2022 due to increases in both Janus Core and ASTA commercial steel roll up door market, from strong momentum with the launch of the ASTA rolling steel product line and commercial initiatives implemented to offset the inflationary increases of raw materials, labor, and logistics costs.
Cost of Sales and Gross Margin
(dollar amounts in thousands)
Gross Margin increased by 2.1% to 34.7% for the year ended December 31, 2022 from 32.6% for the year ended January 1, 2022 primarily due to continued increased raw material, labor and logistics costs which was offset by the commercial and cost containment initiatives taking effect in the second half of 2022.

	Year Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	December 31, 2022	January 1, 2022			Domestic Acquisitions	Organic Growth	Organic Growth %
Cost of Sales	$648,983	$481,714	$167,269	34.7%	$43,682	$123,587	25.7%
The $167.3 million or 34.7% increase in cost of sales for the year ended December 31, 2022 compared to the year ended January 1, 2022 is primarily due to increased revenue coupled with an increase in raw material, labor, and logistics costs. In addition, there was an inorganic increase of $43.7 million as a result of the DBCI and ACT acquisitions.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $12.5 million or 29.3% from $42.6 million for the year ended January 1, 2022 to $55.1 million for the year ended December 31, 2022 primarily due to increased marketing and trade show and payroll related costs for additional headcount to support revenue growth coupled with lower spend on travel, marketing and trade shows in the prior year due to the pandemic. In addition, there was an increase in selling and marketing expenses of $2.3 million as a result of the DBCI and ACT acquisitions.

Operating Expenses - General and administrative
General and administrative expenses increased $13.1 million or 14.0% from $94.0 million for the year ended January 1, 2022 to $107.1 million for the year ended December 31, 2022 primarily due to an increase in general liability and health insurance, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth coupled with the transition to a public company which was partially offset by transaction related costs incurred in conjunction with the June 2021 Business Combination of approximately $10.4 million which is not present in 2022, which is further discussed in the Non-GAAP Financial Measures section. In addition, there was an increase in general and administrative expenses of $6.2 million as a result of the DBCI and ACT acquisitions for the from the year ended January 1, 2022 compared to the year ended December 31, 2022.
Operating Expenses - Contingent consideration and earnout fair value adjustments
Contingent consideration and earnout fair value adjustments decreased by $0.7 million or 100.0% from $0.7 million for the year ended January 1, 2022 to $— million for the year ended December 31, 2022. respectively, and were related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.

Income from Operations
Income from operations increased by $87.2 million or 90.9% from $95.9 million for the year ended January 1, 2022 to $183.1 million for the year ended December 31, 2022 due to an increase in revenue offset by an increase in cost of sales, selling and general and administrative expenses.
INTERNATIONAL
(dollar amounts in thousands)
Results of Operations - Janus International- For the year ended December 31, 2022 compared to the year ended January 1, 2022

	Year Ended		Variance
	December 31, 2022	January 1, 2022
			$	%
REVENUE
Sales of products	$43,378	$38,490	$4,888	12.7%
Sales of services	32,133	30,089	2,044	6.8%
Total revenue	$75,511	$68,579	$6,932	10.1%
Cost of Sales	55,811	50,486	5,325	10.5%
GROSS PROFIT	$19,700	18,093	$1,607	8.9%
OPERATING EXPENSE
Selling and marketing	3,224	3,706	(482)	(13.0)%
General and administrative	12,039	17,957	(5,918)	(33.0)%
Operating Expenses	$15,264	$21,663	$(6,400)	(29.5)%
INCOME FROM OPERATIONS	$4,436	$(3,570)	$8,006
Revenue
(dollar amounts in thousands)

	Year Ended		Variances	Variance %	Revenue Variance Breakdown
	December 31, 2022	January 1, 2022			Organic Growth	Organic Growth
Sales of products	$43,378	$38,490	$4,888	12.7%	$4,888	12.7%
Sales of services	32,133	30,089	2,044	6.8%	2,044	6.8%
Total	$75,511	$68,579	$6,931	10.1%	$6,931	10.1%
The $6.9 million revenue increase includes a 10.1% increase in organic growth driven by increased sales volumes due to improved market conditions and commercial actions instituted in 2021. The inorganic growth as a result of the G&M Stor-More Pty Ltd. is not separately stated above as the amount is not significant.

The following table illustrates the sales by channel for the years ended December 31, 2022 and January 1, 2022 (dollar amounts in thousands).

	Year Ended			% of total sales	Variance
	December 31, 2022	% of total sales	January 1, 2022		$	%
New Construction - Self Storage	$57,242	75.8%	$51,723	75.4%	$5,519	10.7%
R3 - Self Storage	18,269	24.2%	16,856	24.6%	1,413	8.4%
Commercial and Other	—	—%	—	—%	—	(100.0)%
Total	$75,511	100.0%	$68,579	100.0%	$6,932	10.1%
New Construction sales increased by $5.5 million or 10.7% to $57.2 million for the year ended December 31, 2022 from $51.7 million for the year ended January 1, 2022 due to increased volumes and improved market conditions as the international market continues to open up after the COVID-19 pandemic.

R3 sales increased by $1.4 million or 8.4% to $18.3 million for the year ended December 31, 2022 from $16.9 million for the year ended January 1, 2022 primarily due to increased volumes, commercial actions, and improved market conditions as the international market continues to open up after the COVID-19 pandemic.
Cost of Sales and Gross Margin
(dollar amounts in thousands)

Gross Margin decreased by 0.3% to 26.1% for the year ended December 31, 2022 from 26.4% for the year ended January 1, 2022. The decline in the year ended December 31, 2022 is the result of higher raw material, labor and logistics costs and an increase in mezzanine product sales which have a lower margin profile than typical product offerings as these products are buy-resale, coupled with increased overhead costs as the business continues to add infrastructure to support the strategic growth plan.

	Year Ended		Variance	Variance %	Cost of Sales Variance Breakdown
	December 31, 2022	January 1, 2022			Organic Growth	Organic Growth %
Cost of Sales	$55,811	$50,486	$5,325	10.5%	$5,325	10.5%
Cost of sales increased by $5.3 million or 10.5% from $50.5 million for the year ended January 1, 2022 to $55.8 million for the year ended December 31, 2022 generally in line with a 10.1% increase in revenues coupled with an increase in raw material, labor and logistics costs and mezzanine product sales.
Operating Expenses - Selling and marketing
Selling and marketing expense decreased by $0.5 million or 13.0% from $3.7 million for the year ended January 1, 2022 to $3.2 million for the year ended December 31, 2022.
Operating Expenses - General and administrative
General and administrative expenses decreased $5.9 million or 33.0% from $18.0 million for the year ended January 1, 2022 to $12.0 million for the year ended December 31, 2022. The decrease for the year ended December 31, 2022 is primarily due to bonus expense related to the Business Combination that are not present in 2022.
Income from Operations
Income from operations increased by $8.0 million from a $3.6 million loss for the year ended January 1, 2022 to a $4.4 million income for the year ended December 31, 2022. The increase was primarily due to an increase in revenue and a decrease in general and administrative expenses that was offset by an increase in cost of sales.
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

Janus presents Adjusted EBITDA which is a non-GAAP financial performance measure, which excludes from reported GAAP results, the impact of certain items consisting of acquisition events and other non-recurring charges. Such expenses, charges, and gains are not indicative of Janus’s normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by Janus to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, these measures provide useful information to investors and others in understanding and evaluating Janus’s operating results in the same manner as its management and board of directors. In addition, they provide useful measures for period-to-period comparisons of Janus’s business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and other non-operational, non-recurring items.
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

The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:
(dollar amounts in thousands)

	Three Months Ended (Unaudited)		Variance
	December 31, 2022	January 1, 2022
			$	%
Net Income	$32,714	$10,282	$22,432	218.2%
Interest Expense	13,416	9,611	3,806	39.6%
Income Taxes	12,574	216	12,358	5721.3%
Depreciation	2,118	1,772	346	19.5%
Amortization	7,405	9,736	(2,331)	(23.9)%
EBITDA	$68,227	$31,616	$36,611	115.8%
Transaction related expenses(3)	—	35	(35)	(100.0)%
Facility relocation(4)	—	1,004	(1,004)	(100.0)%
Share-based compensation(5)	—	3,151	(3,151)	(100.0)%
Acquisition expense(6)	44	—	44	100.0%
Change in fair value of derivative warrant liabilities(9)	—	7,542	(7,542)	(100.0)%
Adjusted EBITDA	$68,272	$43,347	$24,924	57.5%

	Year Ended		Variance
	December 31, 2022	January 1, 2022
			$	%
Net Income	$107,653	$43,801	$63,852	145.8%
Interest Expense	42,039	32,876	9,163	27.9%
Income Taxes	37,558	6,481	31,077	479.5%
Depreciation	7,935	6,450	1,485	23.0%
Amortization	29,683	31,588	(1,905)	(6.0)%
EBITDA	$224,868	$121,196	$103,672	85.5%
Loss (gain) on extinguishment of debt(1)	—	2,415	(2,415)	(100.0)%
COVID-19 related expenses(2)	109	1,274	(1,166)	(91.5)%
Transaction related expenses(3)	—	10,398	(10,398)	(100.0)%
Facility relocation(4)	620	1,106	(485)	(43.9)%
Share-based compensation(5)	—	5,210	(5,210)	(100.0)%
Acquisition expense(6)	826	—	826	100.0%
Severance and transition costs(7)	500	—	500	100.0%
Change in fair value of contingent consideration(8)	—	687	(687)	(100.0)%
Change in fair value of derivative warrant liabilities(9)	—	5,918	(5,918)	(100.0)%
Adjusted EBITDA	$226,924	$148,204	$78,720	53.1%
(1)Adjustment for loss (gain) on extinguishment of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2021 and the prepayment of debt in the amount of $61.6 million that occurred on June 7, 2021 in conjunction with the Business Combination. See Liquidity and Capital Resources section.
(2)Adjustment consists of signage, cleaning and supplies to maintain work environments necessary to adhere to CDC guidelines during the COVID-19 pandemic. See Impact of COVID-19 section.
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
(8)Adjustment related to the change in fair value of the earnout of the 2,000,000 common stock shares that were issued and released on June 21, 2021.
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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from equity, debt offerings and borrowing availability under our existing credit facility. Based on the information available as of the date of this Annual Report on Form 10-K, our operating cash flow, along with funds available under the line of credit, provide sufficient liquidity to support Janus’s liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, as well as to finance acquisitions.
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
Holding Company Status
Janus International Group, Inc. was formed to consummate the business combination and as such owns no material assets and does not conduct any business operations of its own. As a result, Janus International Group, Inc. is largely dependent upon cash dividends and distributions and other transfers from its subsidiaries, such as Janus Core, to meet obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or make other distributions to us.
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

Debt Profile
(dollar amounts in thousands)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					December 31, 2022	January 1, 2022
Notes Payable - Amendment No. 4 1st Lien	$726,413	February 12, 2018	February 12, 2025	7.98% [1]	$714,312	$722,379
Financing leases					1,043	—
Total principal debt					$715,355	$722,379
Less unamortized deferred finance fees					7,158	10,594
Less: current portion of long-term debt					8,347	8,067
Long-term debt, net of current portion					$699,850	$703,718
(1)The interest rate on the Amendment No. 4 1st Lien term loan as of December 31, 2022, was 7.98%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%
As of December 31, 2022, and January 1, 2022, the Company maintained one letter of credit totaling approximately $0.4 million and $0.4 million, respectively, on which there were no balances due.
On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen, new borrowings of $155.0 million and a consolidation of the prior outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 million with interest payable in arrears. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective interest rate of 7.98% as of December 31, 2022). The debt is secured by substantially all business assets.
On August 18, 2021, the Company increased the available line of credit from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 18, 2023 to August 12, 2024. There was $— million and $6.4 million outstanding balance on the line of credit as of December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022 and January 1, 2022 the interest rate in effect for the facility was 7.8% and 3.5%, respectively. The line of credit is secured by accounts receivable and inventories.
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
The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2022, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
Statement of cash flows
(dollar amounts in thousands)
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
Year ended December 31, 2022 compared to the year ended January 1, 2022:

	December 31, 2022	January 1, 2022	Variance
			$	%
Net cash provided by operating activities	$88,467	$74,829	$13,638	18.2%
Net cash used in investing activities	(8,694)	(189,889)	181,195	(95.4)%
Net cash provided by (used in) financing activities	(14,646)	82,800	(97,446)	(117.7)%
Effect of foreign currency rate changes on cash	54	197	(143)	(72.6)%
Net increase (decrease) in cash and cash equivalents	$65,181	$(32,063)	$97,244	(303.3)%

Net cash provided by operating activities
Net cash provided by operating activities increased by $13.6 million to $88.5 million for the year ended December 31, 2022 compared to $74.8 million for the year ended January 1, 2022. This was primarily due to an increase of $67.3 million to net income adjusted for non-cash items and an investment in net working capital of $53.6 million to continue to support revenue growth, which was driven by a $2.5 million increase in prepaid and other current assets, $11.2 million increase in inventory to ensure supply to our plants in the current raw material constrained environment coupled with raw material inflation, $30.6 million increase in accounts receivable and deferred revenue as a result of increased sales volume and commercial initiatives, $19.2 million increase in accounts payable, and a $12.4 million increase in other accrued expenses. Additionally, there was a $0.1 million increase in other assets and long-term liabilities.
Net cash used in investing activities
Net cash used in investing activities decreased by $181.2 million for the year ended December 31, 2022 as compared to the year ended January 1, 2022. This decrease was driven primarily by the prior year acquisitions of G&M Stor-More Pty Ltd., DBCI and ACT with the net payments of $1.6 million, $169.0 million and $9.2 million, respectively, and decrease in capital expenditures of $1.5 million for the period for the year ended December 31, 2022 as compared with the year ended January 1, 2022.
Net cash provided by (used in) financing activities
Net cash provided by financing activities decreased by $97.4 million for the year ended December 31, 2022 as compared to the year ended January 1, 2022. This decrease was driven by $155.0 million in proceeds from issuance of long-term debt as a result of the DBCI acquisition not present in the current year, $60.8 million in principal payments of long-term debt, $12.7 million of net pay down on the line of credit, and $4.2 million decrease in net distributions paid to members. The decrease in principal payments of long-term debt was primarily attributed to the prepayment of approximately $61.6 million of existing Term Loan Debt upon the closing of the Business Combination in June 2021. As a result of the business combination, the Company received $334.9 million related to proceeds from the merger and $250.0 million in proceeds from PIPE. In addition, the Company paid $541.7 million to Midco, LLC unitholders and $44.5 million in transaction costs.
Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to M&A, capital expenditures, and debt pay-downs. The timing, declaration and payment of future dividends, falls within the discretion of Janus’s Board of Directors and will depend upon many factors, including, but not limited to, Janus’s financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.
Contractual Obligations
(dollar amounts in thousands)
Summarized below are our approximate contractual obligations as of December 31, 2022 and their expected impact on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Debt Obligations	$715,355	$8,347	$706,874	$134	$—
Supply Contracts (1)	30,914	30,914	—	—	—
Other Liabilities (2)	46,217	5,795	9,957	8,012	22,453
Total	$792,486	$45,056	$716,831	$8,146	$22,453
(1)Supply Contracts relate to the multiple fixed price agreements.
(2)Other Liabilities relate to operating lease liabilities.
Debt Obligations is comprised of an Amendment No 4 First Lien Term Loan (see Note 9 to our Consolidated Financial Statements for a further discussion) that expires on February 12, 2025. The Company’s intention is to amend and extend or refinance this loan well in advance of the current maturity date. In addition, the Company has finance lease liabilities included in long-term debt.

Other Liabilities consist of operating lease liabilities for real and personal property leases with various lease expiration dates (see Note 16 to our Consolidated Financial Statements for a further discussion). The amount listed in the thereafter category is primarily comprised of five real property leases with expiration dates ranging from 2026 – 2036.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial. In addition to the contractual obligations and commitments listed and described above, Janus also had another commitment for which it is contingently liable as of December 31, 2022 consisting of an outstanding letter of credit of $0.4 million.

Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.
Related Party Transactions

See Note 14 to our Consolidated Financial Statements for a discussion of related party transactions.
Subsequent Events

See Note 22 to our Consolidated Financial Statements for a discussion of subsequent events.

Critical Accounting Policies and Estimates
For the critical Accounting Policies and Estimates used in preparing Janus’s consolidated financial statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
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
In accordance with Janus’s policies, Janus regularly evaluates its estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, accounts receivables, inventory valuation, contingencies, valuation of long-lived assets, goodwill and other long-lived intangible asset impairment, unit-based compensation, income taxes and acquisitions of businesses. The Company bases its estimates, assumptions, and judgments on its historical experience and on factors that are reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If Janus’s assumptions or conditions change, the actual results Janus reports may differ from these estimates. The following critical accounting policies affect the more significant estimates, assumptions, and judgments Janus uses to prepare these consolidated financial statements.
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

Revenue Recognition
The majority of our revenues are recognized when we complete our contracts with customers to install self-storage doors, walls, hallways, swings, hardware, and other required components, and the control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For installation services that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. Our cost estimation process is based on the knowledge, significant experience and judgement of project management, finance professionals and operational management to assess a variety of factors to determine revenues on uncompleted contracts. Such factors include historical performance, costs of materials and labor, change orders and the nature of the work to be performed. We generally review and reassess our estimates for each uncompleted contract at least quarterly to reflect the latest reliable information available. Changes in these estimates could favorably or unfavorably impact revenues and their related profits.
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

Goodwill
Janus reviews goodwill for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that its more likely than not that the goodwill may be impaired. If such circumstances or conditions exist, management applies the quantitative goodwill impairment test process under ASC 350-20. The Company compares the fair value of the reporting unit with its carrying amount, to identify any potential goodwill impairment. The Company records an impairment charge to the extent the carrying amount exceeds the reporting unit's fair value. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment).
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
Long-Lived and Indefinite-Lived Asset Impairment
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
Trade names and trademarks have been identified as indefinite-lived intangible assets and are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. In determining the impairment of an intangible that is not subject to amortization, management performs a qualitative assessment under ASC 350-30-35-18. Management assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If it’s determined that it is necessary to perform the quantitative impairment test, the quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, it is recognized as an impairment loss in an amount equal to that excess.
Income Taxes

Prior to June 7, 2021, the Company was a limited liability company taxed as a partnership for U.S. federal income tax purposes. The Company was generally not directly subject to income taxes under the provisions of the Internal Revenue Code and most applicable state laws. Therefore, taxable income or loss was reported to the members for inclusion in their respective tax returns.
After June 7, 2021, the Company is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws. The Company’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico will be reflected in the income tax returns filed under that country’s jurisdiction. The Company’s provision for income taxes consists of provisions for federal, state, and foreign income taxes.

The provision for income taxes for the years ended December 31, 2022 and January 1, 2022 includes amounts related to entities within the Company taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
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
Equity Incentive Plan and Unit Option Plan
2021 Omnibus Incentive Plan
Effective June 7, 2021, the Company implemented an equity incentive program designed to enhance the profitability and value of its investment for the benefit of its stockholders by enabling the Company to offer eligible directors, officers and employees equity-based incentives in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Company’s stockholders.
The Company measures compensation expense for stock-based awards under the 2021 Omnibus Incentive Plan (the “Plan”) in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation is measured at fair value on the grant date and recognized as compensation expense over the requisite service period. The Company records compensation cost for these awards using the straight-line method. Forfeitures are recognized as they occur.

Midco – Common B Unit Incentive Plan
Prior to the Business Combination, commencing on March 15, 2018, the Board of Directors of Midco approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership units to employees for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Midco. As a result of the Business Combination, the Board of Directors approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. On the date of the Closing, the accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Company common stock) resulted in $5.2 million of non-cash share-based compensation recorded to general and administrative expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022.
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
Commodity/raw material price exposures and concentration of supplier risk
Janus’s biggest commodity Company spend is steel coils, which is subject to price volatility due to external factors, and comprises approximately, 62.2% and 61.8% of commodity spend on a consolidated level for the fiscal year ended December 31, 2022 and January 1, 2022, respectively. Historically, exposures associated with these costs were primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices for spot market purchases were negotiated on a continuous basis in line with the market at the time. Other than short term supply contracts and occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. In early 2020 Janus entered into multiple fixed price agreements to combat fluctuations in the price of steel locking in prices and will continue to do so in the future. These fixed price agreements expect to cover approximately 40.7% of estimated steel purchases for fiscal year end. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.
Interest rate exposure
As indicated in Note 9 of Janus’ consolidated financial statements, for the year ended December 31, 2022, outstanding borrowings under its credit facilities include a First Lien Amendment No. 4 term loan. On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155 million which was used to fund the DBCI acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726 million with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective interest rate of 7.98% as of December 31, 2022).
Janus also has a $80.0 million credit facility with a financial institution, for the year ended December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022 and January 1, 2022, there was no outstanding amounts and $6.4 million outstanding amounts under this facility, respectively. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of December 31, 2022 and January 1, 2022, the interest rate in effect for the facility was 7.8% and 3.5%, respectively.
Janus experiences risk related to fluctuations in the LIBOR rate and base rate at any given time. Taking into account the LIBOR floor of 1.0%, a hypothetical increase or decrease in 100 basis points of the LIBOR rate on the amounts outstanding under the Amendment No. 4 to 1st Lien term loan as of December 31, 2022, would have led to an approximate $7.1 million increase and $7.1 million decrease in the interest expense of the Amendment No. 4 to 1st Lien term loan on an annual basis. Historically, our management entered into interest rate hedges, but has not done so within the periods presented. Management would consider using such mitigating strategy in the future to combat potential exposure. Refer to Item 1A. Risk Factors for further information on the risks associated with our interest rate exposure.
Credit risk
As of December 31, 2022 and January 1, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, Europe, Singapore, and Australia, and our current deposits are likely in excess of insured limits. Based on the information available as of the date of this Annual Report on Form 10-K, these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products and services to established customers. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed, deposits are required for select customers, and lien rights on any jobs in which Janus provides subcontracted installation services are available. As of December 31, 2022 and January 1, 2022, Janus’ top 10 customers represented less than 25% and 25% of our gross trade accounts receivable, respectively.
Impact of Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results if we are unsuccessful in passing such inflationary increases on to our customers in the form of higher prices. Inflationary pressures have significantly impacted our 2022 results of operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Janus International Group, Inc.
Temple, GA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Janus International Group, Inc. (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 2, 2022, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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
March 29, 2023

Janus International Group, Inc.

Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data)

	December 31,	January 1,
	2022	2022

ASSETS
Current Assets
Cash	$78,373	$13,192
Accounts receivable, less allowance for credit losses; $4,549 and $5,449, at December 31, 2022 and January 1, 2022, respectively	155,397	107,372
Costs in excess of billing on uncompleted contracts	39,251	23,121
Inventory, net	67,677	56,596
Prepaid expenses	9,098	9,843
Other current assets	13,381	4,057
Total current assets	$363,177	$214,181
Right of-use assets, net	44,305	—
Property and equipment, net	42,083	41,607
Intangible assets, net	404,385	436,040
Goodwill	368,204	369,286
Deferred tax asset, net	46,601	58,915
Other assets	1,863	1,973
Total assets	$1,270,618	$1,122,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,268	$54,961
Billing in excess of costs on uncompleted contracts	21,445	23,207
Current maturities of long-term debt	8,347	8,067
Other accrued expenses	70,551	54,111
Total current liabilities	$152,611	$140,346
Line of credit	—	6,369
Long-term debt, net	699,850	703,718
Deferred tax liability, net	1,927	749
Other long-term liabilities	40,944	2,533
Total liabilities	$895,332	$853,715
Commitments and Contingencies (Notes 21)
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 146,703,894 and 146,561,717 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	15	15
Additional paid in capital	281,914	277,799
Accumulated other comprehensive loss	(4,796)	(949)
Retained earnings (accumulated deficit)	98,153	(8,578)
Total stockholders’ equity	$375,286	$268,287
Total liabilities and stockholders’ equity	$1,270,618	$1,122,002
See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in thousands, except share and per share data)

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020

REVENUE
Sales of product	$873,087	$619,967	$439,458
Sales of services	146,422	130,183	109,515
Total Revenue	$1,019,509	$750,150	$548,973
Cost of Sales	654,577	498,787	345,150
GROSS PROFIT	$364,932	$251,363	$203,823
OPERATING EXPENSE
Selling and marketing	58,275	46,295	34,532
General and administrative	119,180	111,981	76,946
Contingent consideration and earnout fair value adjustments	—	687	(2,176)
Operating Expenses	$177,455	$158,963	$109,302
INCOME FROM OPERATIONS	$187,477	$92,400	$94,521
Interest expense	(42,039)	(32,876)	(36,011)
Other income (expense)	(227)	(3,324)	441
Change in fair value of derivative warrant liabilities	—	(5,918)	—
Other Expense, Net	$(42,266)	$(42,118)	$(35,570)
INCOME BEFORE TAXES	$145,211	$50,282	$58,951
Provision for Income Taxes	37,558	6,481	2,114
NET INCOME	$107,653	$43,801	$56,837
Other Comprehensive Income (Loss)	(3,847)	(722)	1,926
COMPREHENSIVE INCOME	$103,806	$43,079	$58,763
Net income attributable to common stockholders	$107,653	$43,801	$56,837
Weighted-average shares outstanding, basic and diluted
Basic	146,606,197	107,875,018	65,843,575
Diluted	146,722,866	108,977,811	65,843,575
Net income per share, basic and diluted
Basic	$0.73	$0.41	$0.86
Diluted	$0.73	$0.40	$0.86
See accompanying Notes to Consolidated Financial Statements.

Janus International Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(dollar amounts in thousands, except share data)

	Class B Common Units		Class A Preferred Units		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated deficit)	Total
	Unit	Amount	Unit	Amount	Shares	Amount
Balance as of December 28, 2019	2,599	$91	189,044	$189,044	—	$—	$—	$(2,153)	$(56,088)	$130,894
Retroactive application of the recapitalization	(2,599)	(91)	(189,044)	(189,044)	65,676,757	7	189,128	$—	$—	—
Balance as of December 28, 2019, as adjusted	—	$—	—	$—	65,676,757	$7	$189,128	$(2,153)	$(56,088)	$130,894
Vesting of Midco LLC class B units	—	—	—	—	468,876	$—	$171	$—	$—	$171
Distributions to Janus Midco LLC Class A unitholders	—	—	—	—	—	—	—	—	(48,954)	(48,954)
Cumulative translation adjustment	—	—	—	—	—	—	—	1,926	—	1,926
Net income	—	—	—	—	—	—	—	—	56,837	56,837
Balance as of December 26, 2020	—	$—	—	$—	66,145,633	$7	$189,299	$(227)	$(48,205)	$140,874
Vesting of Midco LLC class B units	—	—	—	—	4,124,767	—	5,261	—	—	5,261
Issuance of PIPE Shares	—	—	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	—	—	41,113,850	4	226,939	—	—	226,943
Issuance of earn out shares to common stockholders	—	—	—	—	2,000,000	—	26,481	—	—	26,481
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541,710)	—	—	(541,710)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4,174)	(4,174)
Deferred tax asset	—	—	—	—	—	—	78,291	—	—	78,291
Warrant redemption	—	—	—	—	8,177,467	1	43,175	—	—	43,176
Share-based compensation	—	—	—	—	—	—	66	—	—	66
Cumulative translation adjustment	—	—	—	—	—	—	—	(722)	—	(722)
Net income	—	—	—	—	—	—	—	—	43,801	43,801
Balance as of January 1, 2022	—	$—	—	$—	146,561,717	$15	$277,799	$(949)	$(8,578)	$268,287
Issuance of restricted units	—	—	—	—	142,177	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	4,115	—	—	4,115
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	—	—	—	(922)	(922)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,847)	—	(3,847)
Net income	—	—	—	—	—	—	—	—	107,653	107,653
Balance as of December 31, 2022	—	$—	—	$—	146,703,894	$15	$281,914	$(4,796)	$98,153	$375,286
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

See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands)

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Cash Flows Provided By Operating Activities
Net income	$107,653	$43,801	$56,837
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	7,935	6,450	5,985
Reduction in carrying amount of right-of-use assets	5,390	—	—
Change in inventory obsolescence reserve	(739)	669	(682)
Intangible amortization	29,683	31,588	27,046
Deferred finance fee amortization	3,682	3,222	3,226
Provision for losses on accounts receivable	1,683	1,349	2,417
Share based compensation	4,115	5,327	171
Loss (gain) on extinguishment of debt	—	2,415	(258)
Change in fair value of contingent consideration and earnout	—	687	(2,176)
(Gain) loss on sale of assets	(85)	38	36
Loss on abandonment of lease	571	794	—
Change in fair value of derivative warrant liabilities	—	5,918	—
Undistributed (earnings) losses of affiliate	(154)	151	(61)
Deferred income taxes, net	13,526	4,849	349
Changes in operating assets and liabilities
Accounts receivable	(50,073)	(23,984)	(4,934)
Costs in excess of billings on uncompleted contracts	(16,130)	(11,619)	(75)
Inventory	(10,342)	(22,908)	3,568
Prepaid expenses and other current assets	(8,508)	(6,017)	(2,681)
Accounts payable	(2,694)	16,553	374
Billing in excess of costs on uncompleted contracts	(1,762)	1,682	(919)
Other accrued expenses	7,674	16,630	10,313
Other assets and long-term liabilities	(2,958)	(2,766)	2,311
Net Cash Provided By Operating Activities	$88,467	$74,829	$100,847
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	113	83	43
Purchases of property and equipment	(8,807)	(19,866)	(6,338)
Proceeds from sale leaseback transaction	—	9,638	—
Cash paid for acquisitions, net of cash acquired	—	(179,744)	(4,472)
Net Cash Used In Investing Activities	$(8,694)	$(189,889)	$(10,767)
Cash Flows Provided by (Used In) Financing Activities
(Repayments of) proceeds from line of credit	(6,369)	6,369	—
Distributions to Janus Midco LLC unitholders	—	(4,174)	(48,954)
Principal payments on long-term debt	(8,067)	(68,858)	(8,254)
Principal payments on finance lease obligations	(210)	—	—
Proceeds from issuance of long-term debt	—	155,000	—
Proceeds from merger	—	334,874	—
Proceeds from PIPE	—	250,000	—
Payments for transaction costs, net	—	(44,489)	—
Payments to Janus Midco, LLC unitholders at the Business Combination	—	(541,710)	—
Proceeds from warrant exercise	—	110	—
Payment of contingent consideration	—	—	(6,923)
Payments for deferred financing fees	—	(4,322)	—
Cash Provided By (Used In) Financing Activities	$(14,646)	$82,800	$(64,131)
Effect of exchange rate changes on cash and cash equivalents	54	197	(600)
Net Increase (Decrease) in Cash and Cash Equivalents	$65,181	$(32,063)	$25,349
Cash and Cash Equivalents, Beginning of Fiscal Year	13,192	45,255	19,906
Cash and Cash Equivalents, End of Fiscal Year	$78,373	$13,192	$45,255
Supplemental Cash Flows Information
Interest paid	$40,862	$32,852	$30,849
Income taxes paid, net of refunds	$33,381	$2,054	$1,301
Cash paid for operating leases	$7,661	$—	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$48,437	$—	$—
Right-of-use assets obtained in exchange for finance lease obligations	$1,214	$—	$—
See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

1. Nature of Operations
Janus International Group, Inc. is a holding company incorporated in Delaware. References to “Janus,” “Group,” “Company,” “we,” “our” or “us” refer to Janus International Group, Inc. and its consolidated subsidiaries. The Company is a leading global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions. The Company provides facility and door automation and access control technologies, roll up and swing doors, hallway systems, and relocatable storage “MASS” (Moveable Additional Storage Structures) units, among other solutions, and works with its customers throughout every phase of a project by providing solutions spanning from facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of damaged or end-of-life products.
The Company is headquartered in Temple, Georgia, and has domestic operations in Georgia, Texas, Arizona, Indiana, North Carolina, with international operations in United Kingdom, Australia, and Singapore. The Company provides products and services through its two operating and reportable segments which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (UK) (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), DBCI, LLC f/k/a Dingo NewCo, LLC (“DBCI”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC and Steel Door Depot.com, LLC. The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.
Assets held at foreign locations were approximately $61,144 and $58,439 as of December 31, 2022 and January 1, 2022, respectively. Revenues earned at foreign locations totaled approximately $75,511, $68,579 and $45,490 for the years ended December 31, 2022, January 1, 2022, and December 26, 2020, respectively.
2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the applicable rules and regulations of the SEC.
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

Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Midco with the acquisition being treated as the equivalent of Midco issuing stock for the net assets of JIH, accompanied by a recapitalization. The net assets of JIH were stated at historical cost, with no goodwill or other intangible assets recorded. Midco is deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of Midco. The shares and corresponding capital amounts and net income per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.
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

Reclassification
On the Consolidated Balance Sheet, as of December 31, 2022 and January 1, 2022, the Company reclassified prior year “Intangible asset” account balances to conform to the current year presentation. Refer to Note 5, Acquired Intangible Assets and Goodwill, for the separate intangible assets’ account balances.
On the Consolidated Statement of Cash Flows, the Company made reclassifications to the comparable years ended January 1, 2022 and December 26, 2020 to conform with the current year presentation. The change had no impact on Cash Flows Provided By Operating Activities, Cash Flows Used In Investing Activities, or Cash Flows Provided By (Used) in Financing Activities.

Prior Period Financial Statement Correction of Immaterial Error
Subsequent to the issuance of the fiscal year 2021 consolidated financial statements, an immaterial error was identified relating to the disclosure of certain segment information for the years ended December 26, 2020 and January 1, 2022. The immaterial error impacted previously reported segment revenues by timing and by sales channel for Janus North America and Janus International and previously reported segment operating income for Janus North America and Janus International. These revisions had no effect on previously reported net income.

The effect of correcting the immaterial error in the fiscal year 2022 consolidated financial statements is shown in the following table:

	As previously reported	Correction	As adjusted
Footnote 15. Revenue Recognition

Reportable Segments by Sales Channel Revenue Recognition Year Ended December 26, 2020
Janus International
Self Storage-New Construction	$25,509	$1,192	$26,701
Self Storage-R3	19,981	(1,246)	18,735
Commercial and Others	—	54	54
	$45,490	$—	$45,490

Reportable Segments by Timing of Revenue Recognition Year Ended January 1, 2022
Janus North America
Goods transferred at a point in time	$615,020	$(169)	$614,851
Services transferred over time	99,924	169	100,093
	$714,944	$—	$714,944

Reportable Segments by Sales Channel Revenue Recognition Year Ended January 1, 2022
Janus North America
Self Storage-New Construction	$235,361	$11,309	$246,670
Self Storage-R3	220,949	(10,769)	210,180
Commercial and Others	258,634	(541)	258,094
	$714,944	$—	$714,944
Footnote 20. Segments Information

Reportable Segments Year Ended January 1, 2022
Income from Operations
Janus North America	$70,697	$25,233	$95,930
Janus International	21,663	(25,233)	(3,570)
Eliminations	40	—	40
	$92,400	$—	$92,400
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
Significant items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, reserves for inventory obsolescence, the fair value of contingent consideration and earnout, the fair value of assets and liabilities related to acquisitions, the derivative warrant liability, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, estimated progress toward completion for certain revenue contracts, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.
Cash and Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2022 and January 1, 2022, the Company did not have any cash equivalents.

The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country, which may lead to a concentration of credit risk. Substantially all of the Company’s cash and cash equivalent balances were deposited with financial institutions which management has determined to be high-credit quality institutions. The Company has not experienced any losses in such accounts.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company determines the estimate of the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Every quarter, the Company evaluates the customer group using the accounts receivable aging report and its best judgment when considering changes in customers' credit ratings, level of delinquency, customers' historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions. The Company reserves 100% of the amounts deemed uncollectible. Account balances are charged off against the allowance when it is determined that internal collection efforts should no longer be pursued.
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
The summary of activity in the allowance for credit losses for the twelve months ended December 31, 2022 and the allowance for doubtful accounts for the twelve months ended January 1, 2022 are as follows:

	Beginning Balance	CECL Adoption[1]	Write-offs	Provision (Reversal), net	Ending Balance
2022	$5,449	$366	$(2,949)	$1,683	$4,549
2021	4,485	—	(385)	1,349	5,449
(1) On January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduced a new model known as CECL.
Inventories
Inventories are measured using either the first-in, first-out (FIFO) method or average cost. Labor and overhead costs associated with inventory produced by the Company are capitalized. Inventories are stated at the lower of cost or net realizable value as of December 31, 2022 and January 1, 2022. The Company has recorded a reserve for inventory obsolescence as of December 31, 2022 and January 1, 2022, of approximately $2,034 and $1,295, respectively.
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
Business Combinations
We account for business acquisitions in accordance with ASC 805, "Business Combinations". This standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction costs from acquisition accounting.
The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the acquisition date. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

Goodwill
Goodwill represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed in business combination.
Goodwill is not amortized, but instead tested for impairment annually at the beginning of the fiscal year fourth quarter or more frequently if events or changes in circumstances indicate that it’s more likely than not that the fair value of the reporting unit is below its carrying amount, as set forth in ASC 350, “Intangibles — Goodwill and Other.” The Company tests for goodwill impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.
ASC 350 allows an optional qualitative assessment as part of annual impairment testing, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect to proceed directly to the quantitative impairment test.
In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for net sales and margin for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, the Company assesses factors that may impact its business, including macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of the business, competitive changes, new or discontinued product lines, changes in key personnel, and any potential risks to projected financial results.
If performed, the quantitative test compares the fair value of a reporting unit with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment loss in the amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit. We determine the fair value of each reporting unit by weighting the results of the income approach and the market approach.
Based upon our review and analysis, no impairments were deemed to have occurred during any of the years presented. Refer to Note 5, Goodwill and Intangible Assets, for further detail.
Intangible Assets
Intangible assets relate to the value associated with our customer relationships, non-compete agreements, and tradenames and trademarks, and other intangibles, at the time of acquisition through business combinations. The Company determined the fair value of intangible assets acquired through an income approach, using the excess earnings method for customer relationships. Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining economic life. The relief from royalty method was used to determine the fair value of tradenames and trademarks. The valuation models were based on estimates of future operating projections of the acquired business as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, including our best estimate of near-term sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives. Refer to Note 5, Goodwill and Intangible Assets, for further detail.
Lease Assets
The Company leases certain logistics, office, and manufacturing facilities, as well as vehicles, copiers and other equipment under long-term operating and financing leases with varying terms. We adopted the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842 on January 2, 2022 using the modified retrospective approach and, as a result, did not restate prior periods. The Company has recognized the cumulative effect adjustment to the opening balance of retained earnings. The Company elected to adopt the package of practical expedients which apply to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases.
We record our operating lease right of use ("ROU") assets and liabilities at the commencement date of the lease based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives. Any renewal or termination options are included in the lease term when it is reasonably certain that we will exercise that option. The Company does not consider renewal periods or early terminations to be reasonably certain and are thus not included in the lease term for real estate or equipment assets. While some leases provide for variable payments, they are not included in the ROU assets and lease liabilities because they are not based on an index or rate. We have made an accounting policy election to not recognize ROU assets and lease liabilities with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised.
Non-lease components for real estate leases primarily relate to common area maintenance, insurance, taxes, utilities and non-lease components for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance. For all of our leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. As the implicit rate is not readily determinable for our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term. The Company estimates the incremental borrowing rate based on the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. See Note 16, Leased Assets for additional details.
Accounting for Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company recognizes accrued interest associated with unrecognized tax benefits as part of Interest expense, and penalties associated with unrecognized tax benefits as part of Other expenses on the Consolidated Statement of Operations and Comprehensive Income.
Revenue Recognition
The Company recognizes revenue when performance obligations with the customer are satisfied. Under Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” a performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account. The transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied.
Our performance obligations include material and installation. Material revenue is recognized at a point in time when delivery of the material to the customer takes place, which is either FOB shipping point or FOB destination. Installation services revenue is recognized over time as the customer benefits based upon a cost-to-cost input method for all elements of the contract. For contracts with multiple performance obligations, the standalone selling price for material is readily observable and selling price for installation is estimated by maximizing observable inputs with consideration of market conditions, entity-specific factors, and information about the customer or class of customer. Our revenues are generated from contracts with customers and the nature, timing, and any uncertainty in the recognition of revenues is not affected by the type of good, service, customer or geographical region to which the performance obligation relates. Payment terms are short-term, are customary for our industry and in some cases, early payment incentives are offered. Janus’s contracts typically are less than one year in length and do not have significant financing components.
For installation services that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. Our cost estimation process is based on the knowledge, significant experience and judgement of project management, finance professionals and operational management to assess a variety of factors to determine revenues on uncompleted contracts. Such factors include historical performance, costs of materials and labor, change orders and the nature of the work to be “performed.”
Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet.

The Company derives subscription revenue from continued software support and through the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. We determine standalone selling price for recurring software revenue by using the adjusted market assessment approach. The recurring revenue recognized from the Nokē Smart Entry System for the years ended December 31, 2022, January 1, 2022, and December 26, 2020 was $1,312, $715 and $255, respectively.
The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the good rather than a promised service. As a result, shipping and handling costs are recorded as expenses in the same period the revenue is recognized.
Commissions to internal and external sales representatives are considered costs to obtain contracts. As these contracts are less than one year, these costs are expensed as incurred.
Product Warranties
The Company records a liability for product warranties at the time of the related sale of goods. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect the Company's warranty liabilities. If actual costs differ from estimated costs, the Company must make a revision to the warranty liability. As of December 31, 2022 and January 1, 2022 there was $876 and $736 of product warranties recorded in Accrued Expenses, respectively.

The following activity related to product warranty liabilities was recorded in Other accrued expenses during the years ended December 31, 2022 and January 1, 2022, respectively:

	December 31, 2022	January 1, 2022
Balance at beginning of period	$736	$611
Aggregate changes in the product warranty liability	140	125
Balance at end of period	$876	$736
Shipping and Handling (Revenue & Cost of Sales)
The Company records all amounts billed to customers in sales transactions related to shipping and handling as revenue earned for the goods provided. Shipping and handling costs are included in cost of sales. Shipping and handling costs were approximately $42,713, $35,241 and $24,061 for the years ended December 31, 2022, January 1, 2022, and December 26, 2020 respectively.
Advertising costs
The Company records all advertising related costs to the consolidated statements of operations and comprehensive income during the year incurred and they are included in the selling and marketing line. During the years ended December 31, 2022, January 1, 2022, and December 26, 2020, the Company incurred and expensed advertising costs of $2,556, $2,004 and $1,326, respectively.
Stock Compensation
We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant stock options, restricted stock units, performance-based restricted stock units (“PSUs”) to employees and our non-employee directors. The majority of our awards are restricted stock units granted to employees, which vest over four years. We charge compensation expense under the plan to earnings over each award’s individual vesting period. Forfeitures are recorded as they occur. See “Note 12. Equity Compensation” for additional information.
Deferred Finance Fees
Deferred financing fees consist of loan costs, which are being amortized on the effective interest method over the life of the related debt. During the year ended January 1, 2022, the Company incurred approximately $4,322 in deferred finance fees in connection with the 2021 debt transactions. There were no additional deferred finance fees capitalized for the year ended December 31, 2022 . Debt issuances are more fully described in Note 8 Line of Credit and Note 9 Long-Term Debt.
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
The fair value of the Company’s debt approximates its carrying amount as of December 31, 2022 and January 1, 2022 due to its variable interest rate that is tied to the current London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long-term debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that falls within Level 2 of the Fair Value hierarchy.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. No impairment was recorded during any of the fiscal years presented.
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

Foreign Currency Translation
The local currency is the functional currency for all of the Company’s foreign operations. Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet reporting date, while income and expenses are translated at the average monthly exchange rates during the period. Adjustments from the translating financial statements in foreign currencies into U.S. dollars are recorded in other comprehensive income. The income tax effect of currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than the reporting location’s functional currency in Other income (expense), in the Consolidated Statements of Operations and Comprehensive Income.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of December 31, 2021 and January 1, 2022 no customer accounted for more than 10% of the accounts receivable balance
Segments
The Company manages its operations through two operating and reportable segments: Janus North America and Janus International. These segments align the Company’s products and service offerings based on the geographic location between North America and International locations which is consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 20, Segments, for further detail.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. The Company early adopted this standard effective January 2, 2022 using the modified retrospective method and recognized a cumulative-effect adjustment increasing accumulated deficit and increasing the allowance for credit losses by $366.

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
In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) which deferred the effective date for ASC 842, Leases, for one year. The leasing standard will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the leasing standard effective January 2, 2022 and has elected to adopt the new standard at the adoption date using the modified retrospective method and recognized a cumulative-effect adjustment to increase accumulated deficit in the amount of $556. Under this approach, we will continue to report comparative period financial information under ASC 840. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also made an accounting policy election to exclude leases with an initial term of 12 months or less from the consolidated balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As part of this adoption, we have implemented internal controls and key system functionality to enable the preparation of financial information.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends ASC 805, Business Combinations (Topic 805), to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Janus will be applying the pronouncement prospectively to business combinations occurring on or after the effective date.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. In December 2022, the FASB, issued ASU 2022-06, which deferred the sunset date of this guidance from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.

3. Inventories
The major components of inventories are detailed below at:

	December 31,	January 1,
	2022	2022
Raw materials, net	$49,788	$41,834
Work-in-process	1,566	671
Finished goods, net	16,323	14,091
	$67,677	$56,596
4. Property and Equipment
Property, equipment, and other fixed assets are as follows:

		December 31,	January 1,
	Useful Life	2022	2022
Land	Indefinite	$4,501	$4,501
Building	39 years	2,459	2,459
Manufacturing machinery and equipment	3-7 years	38,814	35,612
Leasehold improvements	Over the shorter of the lease term or respective useful life	8,327	4,959
Computer and Software	3 years	9,580	7,869
Office furniture and equipment and vehicles	3-7 years	3,623	2,675
Construction in progress		1,852	3,571
		$69,156	$61,646
Less accumulated depreciation		(27,073)	(20,039)
		$42,083	$41,607

For the years ended December 31, 2022, January 1, 2022, and December 26, 2020, the Company incurred depreciation of expense of $7,935, $6,450 and $5,985, respectively.
5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination (See Note 10 Business Combinations) are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets at December 31, 2022 and January 1, 2022, are as follows:

		December 31,			January 1,
		2022			2022
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets	Useful Life
Customer relationships	10-15 years	$408,246	$125,613	$282,633	$410,094	$97,895	$312,199
Noncompete agreements	3-8 years	394	255	139	412	231	$180
Tradenames and trademarks	Indefinite	107,378	—	107,378	107,980	—	$107,980
Other intangibles	0-10 years	61,710	47,475	14,235	61,836	46,156	$15,680
		$577,728	$173,343	$404,385	$580,322	$144,282	$436,040

Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $1,972 and $270 loss for the years ended December 31, 2022 and January 1, 2022, respectively. Amortization expense was approximately $29,683, $31,588 and $27,046 for the years ended December 31, 2022, January 1, 2022, and December 26, 2020, respectively.

The following table summarizes the aggregate expected amortization expense of definite-lived intangible assets as of December 31, 2022 (in thousands):

2023	$29,527
2024	29,527
2025	29,504
2026	29,503
2027	29,503
Thereafter	149,443
Total	$297,007
The changes in the carrying amounts of goodwill for the years ended January 1, 2022 and December 31, 2022 were as follows:

Balance as of December 26, 2020	$259,423
G & M Stor-More Pty Ltd Acquisition	929
DBCI, LLC Acquisition	102,727
Access Control Technologies, LLC Acquisition	6,585
Foreign Currency Translation Adjustment	(378)
Balance as of January 1, 2022	$369,286
Foreign Currency Translation Adjustment	(1,135)
Access Control Technologies, LLC Acquisition Adjustment	53
Balance as of December 31, 2022	$368,204
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

As of December 31, 2022 and January 1, 2022, the Company’s investment in the joint venture was approximately $1,005 and $851, respectively. The investment in joint venture is included within other assets on the consolidated balance sheets. For the year period ended December 31, 2022, January 1, 2022, and December 26, 2020, approximately $154, $(151) and $61 of undistributed earnings and (losses), respectively are included in other income (expense), respectively.

7. Other Accrued Expenses
Accrued expenses are summarized as follows:

	December 31,	January 1,
	2022	2022
Sales tax payable	$5,144	$3,606
Interest payable	235	2,741
Indemnity Holdback Liability	1,002	—
Other accrued liabilities	6,469	1,766
Employee compensation	16,111	13,857
Customer deposits	29,581	24,555
Income taxes	773	810
Current operating lease liabilities	5,310	—
Other	5,926	6,777
Total	$70,551	$54,111
Other accrued expenses as of December 31, 2022 and January 1, 2022 consists primarily of property tax, freight accrual, legal, accounting and other professional fee accruals.
8. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core, entered into a revolving line of credit facility with a financial institution. In August 2021, the Company increased the available line of credit from $50,000 to $80,000, incurred additional fees for this amendment of $425 and extended the maturity date from February 18, 2023 to August 12, 2024. The current line of credit facility is for $80,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of December 31, 2022 and January 1, 2022, the interest rate in effect for the facility was 7.8% and 3.5%, respectively. The line of credit is collateralized by cash, accounts receivable and inventories. The Company has incurred deferred loan costs in the amount of $1,483 which are being amortized over the term of the facility that expires on August 12, 2024, using the straight line method. The amortization of the deferred loan costs is included in interest expense on the consolidated statements of operations and comprehensive income. Amortization of approximately $246, $271, and $211 was recognized for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, respectively. The unamortized portion of the fees included in other assets as of December 31, 2022 and January 1, 2022 was approximately $402 and $648, respectively. There was $— and $6,369 outstanding balance on the line of credit as of December 31, 2022 and January 1, 2022, respectively.
9. Long-Term Debt
Long-term debt consists of the following:

	December 31,	January 1,
	2022	2022
Note payable - Amendment No. 4 First Lien	$714,312	$722,379
Finance leases	1,043	—
	$715,355	$722,379
Less unamortized deferred finance fees	7,158	10,594
Less current maturities	8,347	8,067
Total long-term debt	$699,850	$703,718
Notes Payable - Amendment No. 3 First Lien - As of February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen and a consolidation of the prior two outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.3 First Lien was comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634,607 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent. The debt was secured by substantially all business assets.
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
Notes Payable - Amendment No.4 First Lien - On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155,000 which was used to fund the DBCI acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726,413 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective interest rate of 7.98% as of December 31, 2022). The debt is secured by substantially all business assets. This refinancing amendment was accounted for as a modification and as such no gain or loss was recognized for this transaction and any third party fees paid in connection with this amendment were expensed. The Company incurred $3,100 of bank fees, original issue discount and charges associated with this amendment which were capitalized and are being amortized as a component of interest expense over the remaining loan term.
As of December 31, 2022, and January 1, 2022, the Company maintained one letter of credit totaling approximately $400, on which there were no balances due.
Finance Leases
During the year ended December 31, 2022, the Company’s finance lease obligation primarily consists of vehicle lease agreements. The leases expire at various dates through 2026 with terms between one and four years. As of December 31, 2022 the weighted-average remaining lease term was 3.37 years and the weighted average discount rate was 6.62%.
Aggregate annual maturities of long-term debt and finance leases at December 31, 2022, are:

2023	$8,347
2024	6,354
2025	700,520
2026	126
2027	8
Total	$715,355
Deferred Finance Fees
In connection with the Company entering into the debt agreements discussed above, deferred finance fees were capitalized. These costs are being amortized over the terms of the associated debt under the effective interest rate method. Amortization of approximately $3,436, $2,951 and $3,015 was recognized for the years ended December 31, 2022, January 1, 2022 and December 26, 2020 respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit.
10. Business Combinations

Access Control Technologies, LLC Acquisition
On August 31, 2021, Janus Core acquired 100% of the equity interests of ACT and all assets and certain liabilities of Phoenix for total consideration of approximately $10,386 which was comprised of approximately 9,384 cash plus $1,002 of hold back liability. The closing statement was finalized in the fourth quarter of 2021.
The assets and liabilities of this acquisition have been recorded based upon management's estimates of their fair market values as of the date of acquisition. The following table summarizes the fair values of consideration transferred and the fair values of identified assets acquired, and liabilities assumed at the date of acquisition:

Fair Value of Consideration Transferred
Cash	$9,384
Hold Back Liability	1,002
Total Fair Value of Consideration Transferred	$10,386
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	169
Accounts receivable	1,101
Other current assets	103
Property and equipment	197
Identifiable intangible assets
Customer relationships	2,470
Backlog	280
Trademark	1,450
Recognized amounts of identifiable liabilities assumed
Accounts payable	(473)
Accrued expenses	(152)
Other liabilities	(1,397)
Total identifiable net assets	$3,748
Goodwill	$6,638
The goodwill balance of approximately $6,638 is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with ACT. All of the goodwill was assigned to the Janus North America segment of the business and is deductible for income tax purposes.
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

The weighted-average amortization of acquired intangibles is 13.50

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

DBCI, LLC Acquisition
On August 17, 2021, Janus Core acquired 100% of the equity interests of DBCI for total cash consideration of approximately $169,173. The purchase price allocation requiring purchase accounting adjustments were finalized in the third quarter of 2022.
The assets and liabilities of this acquisition have been recorded based upon management's estimates of their fair market values as of the date of acquisition. The following table summarizes the fair value of consideration transferred and the fair value of identified assets acquired, and liabilities assumed at the date of acquisition, including the impacts of purchase accounting adjustments:

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
The weighted-average amortization of acquired intangibles is 8.97.
During the year ended January 1, 2022, the Company incurred approximately $2,685 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for year ended January 1, 2022.
On January 21, 2022, in response to the Company’s submission of its proposed purchase price calculations and preliminary supporting documentation (the “Closing Statement”), Cornerstone Building Brands, Inc. (the former owner of all of the issued and outstanding equity interests of DBCI) (“Cornerstone”) delivered a Purchase Price Dispute Notice (“Dispute Notice”) to the Company. On February 26, 2022, the Company delivered its response to the Dispute Notice, and subsequent extensions were permitted between the parties to analyze the Closing

Statement in an effort to mutually resolve the matter. The Closing Statement analysis is unresolved and pending as of the Form 10-K filing date. Given the number of Closing Statement items currently in dispute, the Company is unable to reasonably estimate the contingency loss or gain. The Company will continue to monitor the progress of the dispute and will recognize the respective gain or loss through earnings in the appropriate period.
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
Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 shares of Common Stock (the “PIPE Shares”) at a purchase price of $10.00 per share (the “PIPE Investment”). One of the Company’s directors also purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment. The PIPE Investment was closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $44,500 related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees. In addition, the Company incurred $4,468 in transaction bonuses paid to key employees and $5,210 in non-cash share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in general and administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Income for year ended January 1, 2022. See Note 12 - “Equity Incentive Plan and Unit Option Plan” for additional information.
G & M Stor-More Pty Ltd Acquisition
On January 19, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. acquired 100% of the net assets of G & M Stor-More Pty Ltd. for total cash consideration of approximately $1,739. In aggregate, approximately $814 was attributed to intangible assets and approximately $929 was attributable to goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Steel Storage. All of the goodwill was assigned to the Janus International segment of the business and is not deductible for income tax purposes.
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
SSA Acquisition
On January 2, 2020, the Company, through its wholly owned subsidiary JIE acquired 100% of the outstanding common stock of SSA.
In 2020, the Company incurred approximately $205 of third-party acquisition costs. The expenses are included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive (loss) income for the year ended December 26, 2020.
The goodwill of approximately $2,402 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and SSA. All of the goodwill was assigned to the Janus International segment of the business. The goodwill is not deductible for income tax purposes.
The following table summarizes the consideration paid for SSA and the amounts of the assets acquired and liabilities assumed at the acquisition date.

Fair Value of Consideration Transferred
Cash Plus Restricted Cash to be Provided to the Seller	$6,538
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	1,516
Accounts receivable	1,353
Inventories	393
Prepaid expenses and other current assets	629
Property and equipment	378
Identifiable intangible assets
Customer relationships	2,347
Noncompete	120
Other assets	11
Recognized amounts of identifiable liabilities assumed
Accounts payable	(1,280)
Accrued expenses	(679)
Other liabilities	(652)
Total identifiable net assets	$4,136
Goodwill	$2,402

The weighted-average amortization of acquired intangible assets is 9.8 years. The amounts of approximately $9,511 of revenue and $205 of net loss of SSA included in the results from the transaction date of January 2, 2020 through December 26, 2020 are included in the consolidated statement of operations.
Supplemental pro forma information has not been provided as this acquisition did not have a material impact on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

11. Profit Sharing Plan

The Company has one 401(k) plan for the years ended December 31, 2022, January 1, 2022 and December 26, 2020 covering substantially all U.S. employees for Janus International Group, LLC, BETCO, NOKE, ASTA and DBCI. Eligible employees may contribute up to the limits established by applicable income tax regulations. The Company made employer matching contributions of approximately $1,478, $1,092 and $901 for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, respectively.

The Company may also make discretionary matching contributions to the plans. The Company did not make a discretionary contribution for the years ended December 31, 2022, January 1, 2022 and December 26, 2020.
12. Equity Compensation
2021 Omnibus Incentive Plan
The Company maintains its 2021 Omnibus Incentive Plan (the “Plan”) under which it grants stock-based awards to eligible directors, officers and employees in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Company’s stockholders. The Plan allows to issue and grant 15,125,000 shares.
The Company measures compensation expense for stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the twelve months ended December 31, 2022, the Company granted stock-based awards including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock options under the Plan. The grant date value of RSUs and PSUs are equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur. Any unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service”, as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors.
Restricted Stock Unit Grants
RSUs are subject to a one year or four year service vesting period. RSUs activity for the years ended January 1, 2022 and December 31, 2022 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 26, 2020	—	$—
Granted	275,370	11.9
Vested	—	—
Forfeited	—	—
Outstanding at January 1, 2022	275,370	$11.9
Granted	368,777	9.9
Vested	(142,132)	11.6
Forfeited	(36,951)	10.3
Outstanding at December 31, 2022	465,064	$10.5
Unvested at December 31, 2022	465,064	$10.5

Stock-based compensation expense for RSUs is recognized straight line over the requisite service period, reduced for actual forfeitures, and included in general and administrative in the accompanying Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $2,442 and $66 for the years ended December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022, there was an aggregate of $4,034 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 3.09 years.
Performance-based Restricted Stock Unit Grants
The performance criteria applicable to PSUs is based on the satisfaction of performance conditions based on the achievement of the Company’s performance metrics. The number of PSUs that become earned can range between 0% and 200% of the original target number of

PSUs awarded for the 2022 awards. As of December 31, 2022, the Company deemed it probable that the performance condition will be met and therefore concluded to value the PSUs based on a 150% payout. PSUs are subject to a three-year performance vesting period. As of December 31, 2022, PSUs activity for the twelve months ended December 31, 2022 is as follows:

	Year Ended December 31, 2022
	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	—
Granted	252,923	9.5
Vested	—
Forfeited	—	—
Outstanding at December 31, 2022	252,923	$9.5
Unvested at December 31, 2022	252,923	$9.5

Stock-based compensation expense for PSUs is recognized straight line over the requisite service period, reduced for actual forfeitures, and included in general and administrative in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $1,189 for the twelve months ended December 31, 2022. As of December 31, 2022, there was an aggregate of $2,377 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 2.0 years.
Compensation expense related to the performance-based awards reflect a 150% payout of the performance-based shares resulting from achieving “target” performance for year-ended December 31, 2022. Actual payouts will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 31, 2024.
Stock Options
The Company applies a valuation method to determine the grant date fair value for each stock option award. Stock option awards typically vest in 25% annual installments on each of the first four anniversaries of the vesting commencement date and expire ten years from the grant date. The fair value of each option is estimated using a Black-Scholes option valuation model using the independent valuations of the Company’s stock.
The principal assumptions utilized in valuing stock options include the expected option life, the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option), the expected stock price volatility using the historical and implied price volatility; and the expected dividend yield.
A summary of the assumptions used in determining the fair value of stock options is as follows

Year Ended December 31, 2022
Expected life of option (years) (1)	6.25
Risk-free interest rate (2)	2.9% - 3.01%
Expected volatility of the Company’s stock (3)	45%
Expected dividend yield on the Company’s stock	—%
(1) Expected life is the weighted average of mid-point between vesting and expiry.
(2) The risk-free rate is based on an average of U.S. Treasury yields in effect at the time of grant corresponding with the expected term.
(3) Expected volatility is based on historical volatilities from a group of comparable entities for a time period similar to that of the expected term.

Stock options activity for the year ended December 31, 2022 is as follows:

	Year Ended December 31, 2022
	Stock Options	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic value
Outstanding at January 1, 2022	—	$—	$—	$—
Granted	736,105	4.5	9.3	0.2
Vested	—	—	—	—
Forfeited	(35,376)	4.5	—	—
Outstanding at December 31, 2022	700,729	$4.5	9.8	$—
Unvested at December 31, 2022	700,729	$4.5	9.8	$—
Stock-based compensation expense for stock options is recognized straight line over the requisite service period, reduced for actual forfeitures, and included in general and administrative in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $484 for the twelve months ended December 31, 2022. Total unamortized stock-based compensation expense related to the unvested stock options was approximately $2,644, which the Company expects to amortize over a weighted-average period of 3.34 years. There were no stock options exercised during the twelve months ended December 31, 2022.
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
As a result of the Business Combination, the Board of Directors approved an accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Company common stock) granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. The accelerated vesting of Company common stock resulted in $5.2 million of non-cash share-based compensation recorded to general and administrative expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022. Effective June 7, 2021, as a result of the Business Combination, the Class B Plan was terminated.

13. Stockholders’ Equity
On June 7, 2021, the Company’s common stock began trading on the NYSE under the symbol “JBI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available 825,000,000 shares of common stock with a par value of $0.0001 per share. Immediately following the Business Combination on June 7, 2021, there were 138,384,250 shares of common stock with a par value of $0.0001 outstanding. As discussed in Note 10 Business Combinations, the Company has retroactively adjusted the shares issued and outstanding prior to June 7, 2021 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted. As of December 31, 2022, the number of outstanding shares is 146,703,894.

Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2022, zero shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.
Rollover Equity
At the Closing Date of the business combination, each outstanding unit of Midco’s Class A Preferred and Class B Common converted into the Company’s common stock at the then-effective conversion rate. Each unit of Midco Class A Preferred was converted into approximately 343.98 shares of our common stock, and each unit of Midco Class B Common was converted into approximately 249.59 shares of our common stock.
PIPE Investment
Concurrently with the execution and delivery of the Business Combination Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors purchased an aggregate of 25,000,000 PIPE Shares at a purchase price of $10.00 per share. One of the Company’s directors purchased an aggregate of 1,000,000 of the PIPE Shares as part of the PIPE Investment.

The PIPE Investment was closed on June 7, 2021 and the issuance of an aggregate of 25,000,000 shares of Common Stock occurred concurrently with the consummation of the Business Combination. The sale and issuance was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended.
Founder Shares
In August 2019, the Sponsor purchased 8,625,000 shares of Class B common stock (the “founder shares”) of Juniper for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per founder share. By virtue of the consummation of the Business Combination, the Sponsor’s Class B common stock was converted into the right to receive an equivalent number of shares of Common Stock, 2,000,000 of which (pro rata among the Sponsor shares and shares held by certain affiliates) was subject to the terms of the Earnout Agreement. The vesting of the Earnout Shares occurred automatically as of the close of the trading on June 21, 2021 in accordance with the terms of the Earnout Agreement. The table below represents the approximate common stock holdings of Group immediately following the Business Combination.

	Shares	%
Janus Midco, LLC unitholders	70,270,400	50.8%
Public stockholders	43,113,850	31.2%
PIPE Investors	25,000,000	18.0%
Total	138,384,250	100.0%

Warrants
The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of Juniper (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10,150,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of Juniper at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of Juniper. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination. Immediately after giving effect to the Business Combination, there were 10,150,000 issued and outstanding private placement warrants. The private placement warrants were liability classified.

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
14. Related Party Transactions
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of Janus Core, entered into a Management and Monitoring Services Agreement (MMSA) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group. For the years ended December 31, 2022, January 1, 2022 and December 26, 2020, management fees of approximately $—, $1,124 and $7,101, were paid, respectively. No Class A Preferred Unit holders group management fees were accrued and unpaid as of December 31, 2022 and January 1, 2022. As a result of the Business Combination, the MMSA was terminated effective June 7, 2021.
Janus Core leases a manufacturing facility in Butler, Indiana, from Janus Butler, LLC, an entity wholly owned by a former member of the board of directors of Group. Effective October 20, 2021 the member resigned from the board of Janus Core. Rent payments paid to Janus Butler, LLC for the years ended December 31, 2022, January 1, 2022 and December 26, 2020 were approximately $150, $135 and $134, respectively. The original lease extended through October 31, 2021 and on November 1, 2021 the lease was extended to October 31, 2026, with monthly payments of approximately $13 with an annual escalation of 1.5%.
Janus Core was previously a party to a lease agreement with 134 Janus International, LLC, which is an entity majority owned by a former member of the board of directors of the Company. In December, 2021, the leased premises in Temple, Georgia were sold by the former director to a third party buyer, resulting in an assignment of the lease to said third-party buyer and an extension of the lease to November 30, 2031. Rent payments paid to 134 Janus International, LLC in the years ended December 31, 2022, January 1, 2022 and December 26, 2020 were approximately $—, $343 and $446 respectively.
The Group is a party to a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia an entity partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in January 2022 to extend the term until March 1, 2030, with monthly lease payments of $68 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, were approximately $749, $801 and $837, respectively.
15. Revenue Recognition
The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. The Company’s customer terms of sale are generally on an open account basis with standard commercial terms of net 30 days. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised good or service to a customer. The Company recognizes material revenue at a point in time when delivery of the material to the customer takes place, which is either FOB shipping point or FOB destination, and recognizes installation revenue is recognized over time as the customer benefits based upon a cost-to-cost input method for all elements of the contract.
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the consolidated balance sheet. Contract balances as of December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022	January 1, 2022
Contract assets, beginning of the period	$23,121	$11,399
Contract assets, end of the period	$39,251	$23,121
Contract liabilities, beginning of the period	$23,207	$21,525
Contract liabilities, end of the period	$21,445	$23,207
During the year ended December 31, 2022, the Company recognized revenue of approximately $21,227 related to contract liabilities at January 1, 2022. There were new billings of approximately $19,465 for product and services for which there were unsatisfied performance obligations to customers and revenue had yet been recognized as of December 31, 2022. All remaining performance obligations are expected to be satisfied within one year.

Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the years ended December 31, 2022 and January 1, 2022:
Revenue by Timing of Revenue Recognition

	Year Ended
Reportable Segments by Timing of Revenue Recognition	December 31, 2022	January 1, 2022	December 26, 2020
Janus North America (1)
Goods transferred at a point in time	$880,028	$614,851	$430,585
Services transferred over time	114,288	100,093	89,534
	$994,316	$714,944	$520,119
Janus International
Goods transferred at a point in time	43,378	38,490	25,509
Services transferred over time	32,133	30,089	19,981
	$75,511	$68,579	$45,490
Eliminations	(50,318)	(33,373)	(16,636)
Total Revenue	$1,019,509	$750,150	$548,973
(1) Janus North America’s good transferred at a point in time and services transferred over time, previously reported for the year-ended January 1, 2022, have been revised due to an immaterial error correction. These revisions had no effect on the previously reported total Janus North America revenue. See Note 2 to our Consolidated Financial Statements for additional information.
Revenue by Sale Channel Revenue Recognition

	Year Ended
Reportable Segments by Sales Channel Revenue Recognition	December 31, 2022		January 1, 2022		December 26, 2020
Janus North America (1)
Self Storage-New Construction	$289,381		$246,670		$246,547
Self Storage-R3	304,051		210,180		132,283
Commercial and Others	400,884		258,094		141,289
	$994,316	$994,316	$714,944	$714,944	$520,119
Janus International(2)
Self Storage-New Construction	$57,242		$51,723		$26,701
Self Storage-R3	18,269		16,856		18,735
Commercial and Others	—		—		54
	$75,511		$68,579		$45,490
Eliminations	(50,318)		(33,373)		(16,636)
Total Revenue	$1,019,509		$750,150		$548,973
(1) Janus North America’s Self Storage-New Construction, Self Storage-R3, and Commercial and Others, previously reported for the year-ended January 1, 2022, have been revised due to an immaterial error correction. These revisions had no effect on the previously reported total Janus North America revenue or the Company’s net income. See Note 2 to our Consolidated Financial Statements for additional information.
(1) Janus International’s Self Storage-New Construction, Self Storage-R3, and Commercial and Others, previously reported for the year-ended December 26, 2020, have been revised due to an immaterial error correction. These revisions had no effect on the previously reported total Janus International revenue or the Company’s net income. See Note 2 to our Consolidated Financial Statements for additional information.
16. Leases
The Company primarily leases certain office and manufacturing facilities, as well as vehicles, copiers and other equipment. These operating leases generally have an original lease term between 1 year and 20 years, and some include options to extend (generally 5 to 10 years). Lease agreements generally do not include material variable lease payments, residual value guarantees or restrictive covenants.

The components of ROU assets and lease liabilities were as follows:

(in thousands)	Balance Sheet Classification	December 31, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$43,282
Finance lease assets	Right-of-use assets, net	1,023
Total leased assets		$44,305
Liabilities:
Current:
Operating	Other accrued expenses	$5,310
Finance	Current maturities of long-term debt	280
Noncurrent:
Operating	Other long-term liabilities	$40,907
Finance	Long-term debt	763
Total lease liabilities		$47,260
Rental expense for operating lease (as defined prior to the adoption of ASC 2016-02) was approximately $6,771 and $5,533 for the years ended January 1, 2022 and December 26, 2020, respectively.
The components of lease expense were as follows:

(in thousands)	December 31, 2022
Operating lease cost	$8,251
Short-term lease cost	$60
Finance lease cost:
Amortization of right-of-use assets	$191
Interest on lease liabilities	$40
Total lease cost	$8,542
Other information related to leases was as follows:

December 31, 2022
Weighted Average Remaining Lease Term

Operating Leases	9.66
Finance Leases	3.37

Weighted Average Discount Rate

Operating Leases	7.1%
Finance Leases	6.6%
As of December 31, 2022, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in thousands)
2023	$8,229
2024	7,502
2025	6,637
2026	6,073
2027	5,305
Thereafter	31,882
Total future lease payments	$65,628
Less imputed interest	$(19,411)
Present value of future lease payments	$46,217

As of December 31, 2022, future minimum repayments of finance leases were as follows:

(in thousands)
2023	$338
2024	338
2025	338
2026	140
2027	11
Total future lease payments	$1,165
Less imputed interest	$(122)
Present value of future lease payments	$1,043
As of January 1, 2022, future minimum lease payments of operating leases were as follows:

(in thousands)
2022	$6,972
2023	6,225
2024	5,285
2025	4,882
2026	4,128
Thereafter	19,901
Total	$47,393
17. Leases - Sale-Leasebacks
For the year ended January 1, 2022, the Company entered into a Sale Leaseback transaction, accounted for under ASC 840, related to a production, warehousing and distribution facility in Houston, Texas. The Company purchased the facility in September of 2021 for approximately $9,200 and incurred initial improvements of approximately $400 that were made prior to the facility being sold and immediately leased back to a third party for approximately $9,638 in December 2021. Due to the nature and timing of this transaction there was no gain or loss recognized by the Company for the year ended January 1, 2022.
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
After June 7, 2021, the Company is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws. The Company’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico will be reflected in the income tax returns filed under that country’s jurisdiction. The Company’s provision for income taxes consists of provisions for federal, state, and foreign income taxes.
The provision for income taxes for the years ended December 31, 2022, January 1, 2022 and December 26, 2020 includes amounts related to entities within the Company taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods and annual periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the period in which the event occurs.
During the years ended December 31, 2022, January 1, 2022 and December 26, 2020, the Company recorded a total income tax provision of approximately $37,558 and $6,481 and $2,114 on pre-tax income of approximately $145,211 and $50,282 and $58,951 resulting in an effective tax rate of 25.9%, 12.9% and 3.6%, respectively. The effective tax rates for the year ended December 31, 2022 were primarily impacted by statutory rate differentials, changes in estimated tax rates, valuation allowance, and certain income tax credits and for the year ended January 1, 2022 were primarily impacted by the change in tax status of the Company from a partnership to a corporation, statutory rate differentials, changes in estimated tax rates, valuation allowances and permanent differences and for the year ended December 26, 2020, were primarily impacted by the tax status of the Company being a partnership and permanent differences.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the years ended December 31, 2022, January 1, 2022 and December 26, 2020, income (loss) from continuing operations before taxes consist of the following:

		Year Ended
	December 31, 2022	January 01, 2022	December 26, 2020
US operations	$140,702	$54,066	$56,019
Foreign operations	4,509	(3,784)	2,932
Total	$145,211	$50,282	$58,951
Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2022:
U.S. federal	$19,419	$9,811	$29,230
State and local	3,388	3,592	6,980
Foreign jurisdiction	1,225	123	1,348
Total	$24,032	$13,526	$37,558

	Current	Deferred	Total
Year ended January 1, 2022:
U.S. federal	$629	$4,376	$5,005
State and local	1,529	10	1,539
Foreign jurisdiction	(526)	463	(63)
Total	$1,632	$4,849	$6,481

	Current	Deferred	Total
Year ended December 26, 2020:
U.S. federal	$(2)	$823	$821
State and local	612	(473)	139
Foreign jurisdiction	1,155	(1)	1,154
Total	$1,765	$349	$2,114

Income tax expense (benefit) attributable to income from continuing operations was approximately $37,558, $6,481 and $2,114 for the years ended December 31, 2022, January 1, 2022 and December 26, 2020, respectively, and differed from the amounts computed by applying the partnership’s U.S. federal income tax rate of zero for the year ended December 26, 2020 and for the partial period up to the Business Combination date of June 7, 2021, presented to pretax income from continuing operations as a result of the following (in thousands):

	Year Ended
	December 31, 2022	January 01, 2022	December 26, 2020
Income before taxes	$145,211	$50,282	$58,951
Computed “expected” tax expense	30,494	10,559	—
Increase (reduction) in income taxes resulting from:
Statutory rate differential	401	(5,606)	1,281
Permanent difference	30	1,776	697
State income taxes, net of federal benefit	5,958	1,284	519
Change in tax rates	1,156	(1,342)	(421)
Change in estimate	848	175	(146)
Change in valuation allowance	(256)	(938)	—
Other, net	(1,073)	573	184
Total	$37,558	$6,481	$2,114

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and January 1, 2022 are presented below (in thousands):

	December 31,	January 1,
	2022	2022
Deferred tax assets
Allowance for doubtful accounts	$103	$101
Other accrued expenses	625	863
Inventories	263	210
Leases	566	3
Tax credits carryforward	508	113
Intangibles	48,138	61,465
Net operating loss carryforward	20	1,095
Stock compensation	810	—
Interest expense carryforward	234	—
Other	97	17
Total gross deferred tax assets	51,364	63,867
Less: valuation allowance	—	(256)
Net deferred tax assets	51,364	63,611

Deferred tax liabilities
Property and equipment	(5,694)	(4,360)
Prepaids	(715)	(816)
Other	(281)	(270)
Total gross deferred liabilities	(6,690)	(5,446)
Net deferred tax asset (liability)	$44,674	$58,165

The difference between income tax expense recorded in our consolidated statements of operations and comprehensive income and income taxes computed by applying the corporate statutory federal income tax rate (21% for the years ended December 31, 2022, January 1, 2022 and December 26, 2020) to income before income tax expense is due to the fact that the majority of our income was not subject to federal income tax due to our status as a limited liability company prior to June 7, 2021. In general, only the corporate entities in our structure are subject to federal tax at 21%. The Company realized a current tax benefit of $667 from the utilization of state net operating loss carryforwards. We record a tax provision related to the amount of undistributed earnings of our foreign subsidiaries expected to be repatriated.
At December 31, 2022 and January 1, 2022, the Company had no net operating loss carryforwards for Federal income tax purposes which would be available to offset future federal taxable income, if any, and would not be subject to expiration. At December 31, 2022 and January 1, 2022, the Company has net operating loss carryforwards for state income tax purposes of $4,635 and $5,382 which are available to offset future state taxable income, of which $753 and $326 are subject to expiration beginning in 2024 and 2029, respectively.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2022, the Company removed its valuation allowance against state net operating losses in the amount of $256 due to losses incurred in a subsidiary which does not generate operating income, because the Company reorganized certain entities and state tax filings and now believes a tax benefit is more likely than not to be realized for that subsidiary’s state net operating losses.
ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on an income tax return. As of December 31, 2022 and January 1, 2022 there were no accrued interest and penalties associated with unrecognized tax benefits. Management believes there are no material amounts of tax positions for which there is uncertainty as of December 31, 2022 and January 1, 2022. There are no changes expected in the next 12 months.
Management of Janus is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. For the years before 2018, the Company is no longer subject to U.S. federal tax examinations, and for the years before 2017, the Company is no longer subject to U.S. or state income tax examinations. For the years before 2017, the Company is no longer subject to examination by the United Kingdom, French, Australia, and Singapore taxing authorities in those jurisdictions.
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
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 7, 2021 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the year ended January 1, 2022, dilutive potential common shares include stock purchase warrants and contingently issuable shares attributable to the earn-out consideration. Dilutive EPS excludes private placement warrants as the impact is antidilutive. For the year ended December 31, 2022, dilutive potential common shares include stock options and unvested restricted stock units. Dilutive EPS excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended December 31, 2022, January 1, 2022 and December 26, 2020:

	Year Ended
	December 31, 2022	January 1, 2022	December 26, 2020
Numerator:
Net income attributable to common stockholders	$107,653	$43,801	$56,837
Denominator:
Weighted average number of shares:
Basic	146,606,197	107,875,018	65,843,575
Adjustment for dilutive securities	116,669	1,102,793	—
Diluted	146,722,866	108,977,811	65,843,575
Basic net income per share attributable to common stockholders	$0.73	$0.41	$0.86
Diluted net income per share attributable to common stockholders	$0.73	$0.40	$0.86

20. Segments Information
The Company operates its business and reports its results through two geographic based reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. This structure is in line with how our Chief Operating Decision Maker assesses our performance and allocates resources. The operating segments within the two reporting segments share similarities and characteristics. Economic policies, trade policies and overall economic conditions in Europe and North America can be dissimilar. The Janus International segment is comprised of JIE with its production and sales located largely in Europe. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door and Steel Door Depot.
Summarized financial information for the Company’s segments is shown in the following tables:

		Year Ended
	December 31,	January 1,	December 26,
	2022	2022	2020
Revenue
Janus North America	$994,316	$714,944	$520,119
Janus International	75,511	68,579	45,490
Intersegment	(50,318)	(33,373)	(16,636)
Consolidated Revenue	$1,019,509	$750,150	$548,973
Income From Operations (1)
Janus North America	$183,142	$95,930	$91,665
Janus International	4,436	(3,570)	2,811
Eliminations	(101)	40	45
Total Segment Operating Income	$187,477	$92,400	$94,521
Depreciation Expense
Janus North America	$7,157	$5,977	$5,390
Janus International	778	473	595
Consolidated Depreciation Expense	$7,935	$6,450	$5,985
Amortization of Intangible Assets
Janus North America	$28,420	$30,081	$25,661
Janus International	1,263	1,507	1,385
Consolidated Amortization Expense	$29,683	$31,588	$27,046
Capital Expenditures
Janus North America	$7,695	$16,170	$6,002
Janus International	$1,112	3,696	336
Consolidated Capital Expenditures	$8,807	$19,866	$6,338
(1) Janus North America and Janus International’s Income from Operations, previously reported for the year-ended January 1, 2022, have been revised due to an immaterial error correction. These revisions had no effect on the previously reported total segment operating income or the Company’s net income. See Note 2 to our Consolidated Financial Statements for additional information.

	December 31,	January 1
	2022	2022
Identifiable Assets
Janus North America	$1,209,905	$1,063,563
Janus International	60,713	58,439
Consolidated Assets	$1,270,618	$1,122,002
21. Commitments and Contingencies
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

As described in the Business Combination footnote, the Company has yet to resolve the outstanding Closing Statement dispute with
Cornerstone regarding the DBCI acquisition. As a result, the Company is unable to reasonably estimate the contingency loss or gain as of the
Form 10-K filing date. The Company will continue to monitor the progress of the dispute and recognize the related gain or loss through earnings in the appropriate period.
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200 as of December 31, 2022 and January 1, 2022. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $409 and $383 as of December 31, 2022, and January 1, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $275 as of December 31, 2022 and January 1, 2022. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $2,099 and $1,539 as of December 31, 2022 and January 1, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
22. Subsequent Events
For the consolidated financial statements as of December 31, 2022, the Company has evaluated subsequent events through the issuance date of the financial statements and determined that there were no subsequent events that require recognition or disclosure in the consolidated financial statements.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our management team concluded that our disclosure controls and procedures were not effective due to the existence of the material weaknesses described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in Internal Control-Integrated Framework (2013). Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Based on this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022 as a result of the two material weaknesses identified below.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. At December 31, 2022, the following material weaknesses existed:

•General Information Technology Controls – Management did not design and maintain effective general information technology controls over logical access and program change management for certain of our key information systems used to support the financial reporting process. Specifically, management did not maintain effective controls to ensure proper segregation of duties related to implementing program changes in certain information systems. Further, management did not have adequate controls over user administration and did not perform effective periodic user access reviews in a timely manner to ensure proper permissions were granted, resulting in segregation of duties conflicts within certain business processes. Due to the pervasive nature of these deficiencies, certain business process controls that are dependent upon information from these systems were also not effective.
•Revenue - Management did not design and maintain effective controls over the review of the estimated job completion progress on over time revenue recognition projects, which represents approximately 14% of our consolidated revenue, and the stand-alone selling price on contracts with multiple performance obligations. Additionally, management did not design and implement controls for certain point-in-time revenue or maintain adequate documentation to support the operational effectiveness of our controls over proper cutoff for point-in-time revenue.

Although these deficiencies did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these deficiencies constitute material weaknesses.

Planned Remediation of Material Weaknesses
Management continues to make progress towards remediating the remaining two material weaknesses that are disclosed above. Remediation of the identified material weaknesses and strengthening our internal control environment is an important priority. Planned remedial actions include, but are not limited to, the following:

•General Information Technology Controls – Management will design and implement controls to monitor user access and segregation of duties in a timely manner to key information systems used in the financial reporting process. Additionally, management will create a transaction log of administrative users’ activity and review for unauthorized activity.
•Revenue - As part of the financial statement close process, management will: 1) provide additional oversight to project managers around the review of the job completion progress on open installation projects; 2) design management review controls over the stand-alone selling price on contracts with multiple performance obligations; and 3) design and implement controls over cutoff for certain point-in-time revenue and maintain adequate documentation of controls which ensure the proper cutoff for point in time revenue.

The material weaknesses cannot be considered remediated until the applicable controls have been designed and implemented and have operated for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Remediation of Previously Identified Material Weaknesses in Internal Control
As previously disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended January 1, 2022, management concluded that four material weaknesses in our internal control over financial reporting existed as of January 1, 2022. These material weaknesses related to entity-level controls, financial reporting process, management review controls, and information technology general controls. As a result of remedial actions taken by management throughout the fiscal year, the material weaknesses related to entity-level controls and financial reporting processes were remediated as of December 31, 2022.

During 2022, the Company hired additional resources within the Accounting, Finance, and the Treasury departments, strengthening the overall technical skillset and capacity of these departments. As part of the additional resources, the Company increased the rigor of review of all public filings for proper disclosures, and reconciliation of information to the underlying records, which has improved the financial reporting processes. Additionally, management designed and implemented enhancements to controls within the overall processes for operational and financial functions including the financial reporting process to ensure complete and accurate financial reporting.

In addition, in the prior year there was a material weakness over management review controls related to revenue recognition, income taxes, complex non-routine transactions, and other business processes. Due to the additional resources and expertise gained, management enhanced the design of existing controls and implemented controls related to income taxes, complex non-routine transactions, and other businesses processes. As discussed above, management continues to remediate the material weakness related to management review controls over revenue.

Management has determined that the remediation actions discussed above were effectively designed, implemented, and operated effectively for a sufficient period of time to enable management to conclude that the previously disclosed material weaknesses related to entity-level controls and financial reporting process have been remediated as of December 31, 2022.

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

Management continues to refine and assess its overall control environment. In addition, we are not subject to independent auditor attestation over internal controls over financial reporting under Section 404(b) of Sarbanes-Oxley Act of 2002, as long as we maintain our Emerging Growth Company status.

Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be included under the captions “Proposal 1 – Election of Directors,” “Codes of Business Conduct and Ethics,” and “Audit Committee,” if applicable, will be included in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders and is hereby incorporated herein by reference in answer to this Item.

Executive Officers and Board of Directors

The following table sets forth the name, age (as of January 1, 2023), and title of the persons that serve as our executive officers and directors:

Name	Age	Title
Ramey Jackson	49	Chief Executive Officer, Director
Anselm Wong	50	EVP and Chief Financial Officer
Morgan Hodges	58	Executive Vice President
Vic Nettie	55	Vice President of Manufacturing
Peter Frayser	38	Vice President of Sales and Estimating
Rebecca Castillo	49	Vice President of Human Resources
Elliot Kahler	32	General Counsel
Alessandro Araldi	52	President - NOKE and Janus Corp. Strategist
José E. Feliciano	49	Chairman of the Board
Colin Leonard	41	Director
Roger Fradin	69	Director
Brian Cook	51	Director
David Doll	64	Director
Xavier Gutierrez	49	Director
Thomas Szlosek	59	Director
Heather Harding	53	Director

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

Anselm Wong has served as EVP and Chief Financial Officer of the Company since July 2022. Prior to Janus, Mr. Wong served as CFO for GE Digital and Resideo Technologies. Prior to that, Mr. Wong spent 20 years at Honeywell, having most recently served as VP of Finance & Spin Leader. In this role, he led the spinoff of the Honeywell Homes Business (Resideo) in ten months, separating 250+ legal entities, 17 ERP systems and numerous shared locations that included 17 factories, and hundreds of sales and back office locations throughout the globe. Mr. Wong holds a Bachelor of Commerce degree from University of Toronto in Ontario, Canada and is a CPA as well. He is Six Sigma Green Belt Certified.

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

Peter Frayser has served as Vice President of Sales and Estimating of the Company since the effective time of the Business Combination in June 2021. Prior to joining Janus in 2016, Mr. Frayser worked in real estate development in Valencia, Spain, and later in the international sports industry with MLB and the NBA in New York City. Mr. Frayser has bachelor’s degrees in International Business and Spanish from the University of Georgia and a master’s degree in International Trade from the University of Castilla La Mancha (Spain).

Rebecca Castillo serves as the Vice President of Human Resources at the Company. Ms. Castillo joined the Company in 2016 as Director of Human Resources. In September 2022, Ms. Castillo was promoted to Vice President of Human Resources. Prior to joining Janus’s team, Ms. Castillo most recently served as a Regional Human Resources Manager where she led the employee relations and compliance functions for a major landscaping firm. Ms. Castillo received her Bachelor of Business Administration degree from Mercer University’s Stetson School of Business and Economics where she graduated cum laude.

Elliot Kahler serves as General Counsel for the Company. Mr. Kahler joined the Company as Corporate Counsel in 2018, establishing the Company’s in-house Legal department. In September 2022, Mr. Kahler was promoted to General Counsel. Prior to joining Janus, Mr. Kahler was an Atlanta-based attorney, where he focused his practice on corporate and transactional law. Mr. Kahler is an active member of the State Bar of Georgia. He received his Juris Doctor from Emory University School of Law and holds a Bachelor of Arts degree in History from Emory University.

Alessandro Araldi serves as the President of NOKE and head of Corporate Strategy for the Company. Mr. Araldi joined the Company in December 2022. Prior to Janus, Mr. Araldi spent 11 years at Honeywell in various leadership roles including General Manager for Honeywell Building Technologies and VP and Chief Marketing Officer for Honeywell Security Group. Prior to Honeywell, Mr. Araldi lived in Tokyo where he served as Partner for CSK Venture Capital, a leading Japanese VC firm where he managed the portfolio of investments in early stage technology companies outside of Japan. Prior to CSK Venture Capital, Mr. Araldi was a Product Manager at Texas Instruments in Dallas and an Associate at the Boston Consulting Group in Milan. Mr. Araldi holds a Bachelor and Master in Telecommunications Engineering summa cum laude from the University of Bologna, Italy and an MBA from MIT Sloan School of Management. He is Kauffman Fellow.

Scott Sannes served as Chief Financial Officer of the Company since the effective time of the Business Combination in June 2021. Mr. Sannes served the Company for approximately 7 years, having joined the business in May 2015. Prior to Janus, Mr. Sannes served as CFO of Fomas, Inc. (formerly Ajax Rolled Ring & Machine, LLC), Controls Southeast, Inc. (acquired by Ametek, Inc.) and Polyester Fibers, LLC. Mr. Sannes started his career at PricewaterhouseCoopers (“PwC”) in the audit practice. Mr. Sannes graduated from the University of Wisconsin-Madison with a bachelor’s degree in business administration and major in accounting. On June 21, 2022, the Company announced that Mr. Sannes stepped down from his role as the Chief Financial Officer of the Company, after which time he would no longer be the Company’s principal financial and accounting officer. Mr. Sannes continued his employment with the Company until September 14, 2022 (the “Separation Date”).

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

Thomas A. Szlosek has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Szlosek is Executive Vice President and Chief Financial Officer of Avantor, a leading global provider of mission-critical products and services to customers in the biopharma, healthcare, education & government, and advanced technologies and applied materials industries. Mr. Szlosek currently serves on the board of directors of RXO, Inc. (NYSE: RXO). He joined Avantor in December 2018, prior to which he spent 14 years with Honeywell, including the last five years as Chief Financial Officer. Mr. Szlosek also spent eight years with GE Corporation, including three years as the CFO for GE Medical Systems, based in Asia, and two years as the CFO for GE Consumer Finance, based in Ireland. He is a Certified Public Accountant and graduated from The State University of New York at Geneseo.

Heather Harding has served as a director of the Company since July 2022. Previously, Ms. Harding served as Chief Financial Officer of Luxfer Holdings PLC since January 1, 2018 until March 1, 2022 and had been its Advisor. Over the past 25 years, Mrs. Harding has held finance leadership roles of increasing responsibility in global industrial companies. Most recently, she served as vice president, finance, for Eaton Lighting, a business unit of Eaton Corporation. Prior to that, she was vice president, finance, for various operating units within Cooper Industries and Emerson Electric. Ms. Harding currently serves on the board of directors of J.M. Huber Corporation. A certified public accountant, Mrs. Harding received a Bachelor of Science in Accounting from Southern Illinois University at Carbondale.

Classified Board of Directors

Our Board is divided into three classes of directors designated as Class I, Class II and Class III. At our 2023 annual meeting of shareholders, the term of office of the Class II directors shall expire and Class II directors shall be elected for a full term of three years. At our 2024 annual meeting of shareholders, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three years. At our 2025 annual meeting of shareholders, the term of office of the Class I directors shall expire and Class I directors shall be elected for a full term of three years. At each succeeding annual meeting of shareholders, directors shall be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

Committees of the Board of Directors

The standing committees of the Board consists of an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). The composition of each committee is set forth below.

Audit Committee

Our Audit Committee is composed of Mr. Szlosek, Ms. Harding, and Mr. Doll, with Mr. Szlosek serving as chair of the committee. We intend to comply with the audit committee requirements of the SEC and the NYSE. The Board has determined that Mr. Szlosek, Ms. Harding and Mr. Doll meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Our Board has determined that each of Mr. Szlosek and Ms. Harding qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable listing standards of the NYSE. The Audit Committee’s responsibilities include:

• appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;

• pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

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

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the executive compensation disclosure included in this Annual Report on Form 10-K for the year ended December 31, 2022 and, based upon such review and discussion, we recommended to our Board that the such disclosure be included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Submitted by:
Compensation Committee of the Board of Directors
José E. Feliciano
Roger Fradin
Colin Leonard

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

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to our directors, officers, and employees in accordance with applicable federal securities laws, a copy of which is available on our website at www.janusintl.com. We will make a printed copy of the code of conduct and ethics available to any stockholder who so requests. Requests for a printed copy may be directed to: 135 Janus International Blvd., Temple, GA 30179, Attention: General Counsel.

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

Involvement in Certain Legal Proceedings

Not applicable.

Promoters and Control Persons

Not applicable.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers, and persons who beneficially own more than 10% of our common stock to file certain reports with the SEC concerning their beneficial ownership of our common stock. Based solely on our review of the Section 16(a) reports filed electronically with the SEC and our knowledge of certain transactions with directors and executive officers, all Section 16 reporting persons were in compliance with all Section 16(a) filing requirements with respect to the year ended December 31, 2022.

Item 11.    EXECUTIVE COMPENSATION
This section discusses the material components of the executive compensation program for our Chief Executive Officer, and our two other most highly compensated executive officers as of the end of the fiscal year ended December 31, 2022, and our former Chief Financial Officer, whom we refer to as our “named executive officers.” The applicable named executive officers and their positions were as follows:

• Ramey Jackson, Chief Executive Officer;
• Morgan Hodges, Executive Vice President;
• Norman V. Nettie, Vice President of Manufacturing; and
• Scott Sannes, Former Chief Financial Officer.
The compensation of our Named Executive Officers consists of a base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards, and other benefits, as described below. Named executive officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances in accordance with the terms of their employment agreements and incentive equity arrangements, as applicable, in each case, as summarized below.
Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our named executive officers for the 2022 and 2021 Fiscal Years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)[1]	($)[2]	($)[3]	($)[4]	($)[5]	($)[6]	($)
Ramey Jackson Chief Executive Officer	2022	606,731	500	1,104,493	1,104,514	780,000	23,387	3,619,625
	2021	425,000	—	—	—	514,657	22,690	962,347
Morgan Hodges Executive Vice President	2022	276,962	500	99,992	100,000	414,000	16,220	907,674
	2021	295,028	—	—	—	275,709	17,748	588,485
Norman V. Nettie Executive Vice President	2022	220,192	500	99,992	100,000	415,125	16,806	852,615
	2021	200,000	—	—	—	275,709	16,200	491,909
Scott Sannes Former Chief Financial Officer	2022	296,539	—	320,495	320,502	243,000	165,821	1,346,357
	2021	300,000	—	—	—	321,661	18,575	640,236
(1)The amounts in this column reflect the base salary earned by each named executive officer.
(2)The amounts in this column reflect one-time cash bonus awards paid on December 9, 2022
(3)The amounts reflected in this “Stock Awards” column represents the aggregate grant date fair value of the PSUs granted to our named executive officers, as applicable, each as calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 12 to our audited consolidated financial statements included in this Form 10-K. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for the PSUs subject to financial performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures.
The following table sets forth the grant date values of the 2022 PSU grants assuming achievement of the highest level of performance, for each named executive officer.

Value as of Grant Date, Assuming Highest Level of Performance ($)
Ramey Jackson	2,208,986
Morgan Hodges	199,984
Norman V. Nettie	199,984
Scott Sannes	320,495

(4)Represents the aggregate grant date fair value of stock options granted to each named executive officer, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 12 to our audited consolidated financial statements included in this Form 10-K.
(5)The amounts reported in the Non-Equity Incentive Plan Compensation column reflect bonuses paid to Messrs. Jackson, Hodges, Nettie and Sannes under the Janus Management Incentive Plan with respect to the fiscal year ended December 31, 2022. Please see the section entitled “Narrative Disclosure to Summary Compensation Table—Management Incentive Plan” below for additional details. Mr. Hodges Non-Equity Incentive Plan Compensation includes his sales commission of $31,809 for fiscal year ended December 31, 2022. Please see the “Narrative Disclosure to Summary Compensation Table—Commission Plan” for additional details.
(6)The amounts reported in the All Other Compensation column reflect: (i) 401(k) employer matching contributions of $8,387, $6,020, $6,606 and $7,085 for each of Messrs. Jackson, Hodges, Nettie, and Sannes, respectively, for the fiscal year ending December 31, 2022; (ii) employer-paid car allowance of $15,000, $10,200, $10,200 and $7,062 for each of Messrs. Jackson, Hodges, Nettie and Sannes, respectively; for the fiscal year ending December 31, 2022; and (iii) $250 of HSA contribution for Mr. Sannes for fiscal year ended December 31, 2022. See below under “Additional Narrative Disclosure—Retirement Benefits” for additional information regarding 401(k) plan contributions. Additionally, Mr. Sannes’ amount includes his severance in the amount of $151,425.
Narrative Disclosure to Summary Compensation Table

Base Salary
As of December 31, 2022, Messrs. Jackson, Hodges, and Nettie’s annual base salaries were $606,731, $276,962, and $220,192, respectively. Please see the “Salary” column in the Summary Compensation Table for Mr. Sannes’s base salary earned as of the end of the fiscal year ended December 31, 2022 and the section entitled “Sannes Transition Services Agreement,” as described below for further information.
Management Incentive Plan
The Janus Management Incentive Plan (“Management Incentive Plan”) is generally based on the Company’s: (i) dollar value growth of EBITDA year-over-year, (ii) sales growth of certain product lines, and (iii) working capital. The improvement in EBITDA from the prior year to the applicable year is multiplied by 6% to determine the bonus pool for the applicable bonus year. The Management Incentive Plan participants and their respective bonus pool percentage allocation is determined by the Board and is administered by the Company’s Compensation Committee. For the fiscal year ended on December 31, 2022, Messrs. Jackson, Hodges, Nettie and Sannes received bonuses on March 10, 2023 in the amount of $780,000, $414,000, $415,125 and $243,000 respectively, following the completion of our audited financials.

Commission Plan

Mr. Hodges was party to an informal commission-based compensation plan which provided Mr. Hodges’ a commission-based cash payment based on a percentage of mini door material sales revenue received by the Company multiplied by .0005. Mr. Hodges received a commission-based payment payable on a monthly basis, resulting in an aggregate of amount of $31,809 paid through the date of termination of his commission plan. Mr. Hodges’ commission plan was terminated on April 1, 2022.
Employment Arrangements with Named Executive Officers
In connection with his transition of his services and separation from the company, we entered into a transition services and separation agreement with Mr. Sannes. We have not entered into any written employment arrangements with Messrs. Jackson, Hodges, or Nettie.
Offer Letter and Transition Services Agreement with Scott Sannes
On April 14, 2015, we entered into an offer letter with Mr. Sannes, our former Chief Financial Officer. Prior to his separation from the Company, pursuant to the offer letter, Mr. Sannes was entitled to receive an annual base salary, a sign-on bonus, reimbursement of brokerage expenses related to the sale of his primary residence and was eligible to participate in our benefit plans generally and the Management Incentive Plan. Please see section entitled “Narrative Disclosure to Summary Compensation Table—Management Incentive Plan,” as described below for further information. In addition, Mr. Sannes’ offer letter provided for six months’ severance benefits in the event of a termination without “cause,” subject to Mr. Sannes’ execution and non-revocation of a general release of claims. On June 21, 2022, the Company announced Mr. Sannes had stepped down from his role as the Chief Financial Officer of the Company, and Mr. Sannes continued his employment with the Company until September 14, 2022 pursuant to a Transition Services and Separation Agreement, dated June 22, 2022 by and between Mr. Sannes and Janus (the “Transition Services Agreement”). Mr. Sannes’ Transition Services Agreement provides for certain severance benefits in connection with his separation, please see the section entitled “Additional Narrative Disclosure—Potential Payments upon Termination or Change in Control” below for more details regarding the severance benefits provided pursuant to his Transition Services Agreement.

2021 Omnibus Incentive Plan
The Company maintains the Plan. The Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards, cash-based awards and other equity-based awards to eligible directors, officers and employees in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Group’s stockholders. The Plan has 15,125,000 shares reserved for issuance thereunder.
Equity Awards Granted to Named Executive Officers
The Company has granted PSUs and Options to each of our named executive officers. The PSU awards vest on a pro rata basis using straight-line interpolation based on a percentage of 90-110% of the Company’s Cumulative Adjusted EBITDA (as defined in the award agreement), subject in each case to continued employment through the applicable vesting date. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs awarded and the performance period is January 2, 2022 through December 28, 2024. PSUs will be settled as soon as administratively practicable following the end of the Performance Period, but in no event later than 60 days following the Certification Date (as defined in the award agreement), by the Company delivering a number of shares of Common Stock equal to the number of Earned PSUs (as defined in the award agreement). The Option awards vest 25% on the first anniversary of the vesting commencement date and 25% on each anniversary thereafter until 100% of the Options have vested on the fourth anniversary of the vesting commencement date, subject in each case to continued employment through the applicable vesting date. Options expire on the 10th anniversary of the grant date.
Outstanding Equity Awards At 2022 Fiscal Year End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2022.

Name and Principal Position	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	($)		(#)	($)(1)
Ramey Jackson Chief Executive Officer	243,822 (2)	$9.46	4/29/2032	233,508 (3)	$3,432,684
Morgan Hodges Executive Vice President	22,075 (2)	9.46	4/29/2032	21,140 (3)	310,780
Norman V. Nettie Executive Vice President	22,075 (2)	9.46	4/29/2032	21,140 (3)	310,780
Scott Sannes Former Chief Financial Officer	35,376 (2)	9.46	4/29/2032	33,878 (3)	498,039
(1)The market value is based on the closing market price of our shares of Common Stock on December 30, 2022 of $9.52.
(2)These Options were granted on April 29, 2022 and vest in four equal installments on each of the first four anniversaries of April 1, 2022, in each case subject to continued employment through the applicable vesting date. In connection with his termination of employment Mr. Sannes’ is entitled to retain 50% of his Options which will remain outstanding and become exercisable on their original vesting dates.
(3)The values reflected relate to the PSUs that were granted on April 29, 2022 for the performance period commencing on January 2, 2022 and running through December 28, 2024, and are subject to continued employment through the performance period. In connection with his termination of employment Mr. Sannes’ is entitled to retain 50% of his PSUs which remain eligible to vest following his termination of employment based on actual performance. The number of shares reflects the maximum PSU payout of 200%.

Additional Narrative Disclosure
Retirement Benefits
We do not have a U.S. defined benefit pension plan or nonqualified deferred compensation plan. We currently maintain a tax-qualified defined contribution retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees, including the named executive officers, may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to applicable annual limits under the Code, as amended. Pre-tax contributions are allocated to each participant’s individual account. We have the option to make discretionary employer matching and/or non-elective contributions to all participants. Employee elective deferrals are 100% vested at all times. As a U.S. tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made
Employee Benefits and Perquisites
Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•    medical, dental, and vision benefits;
•    medical and dependent care flexible spending accounts or health savings account;
•    short-term and long-term disability insurance; and
•    life insurance.
No Tax Gross-Ups. We did not make any gross-up payments in the fiscal year ended December 31, 2022 to cover our named executive officer’s personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Potential Payments upon Termination or Change in Control
Below we have described the severance benefits to which our Named Executive Officers would be entitled upon a termination of employment and upon a change in control.
Treatment of Equity Awards

Except as set forth below, in the event of a termination of employment for any reason, PSUs held by the named executive officer that have not yet been settled will be cancelled and forfeited as of the termination date for no consideration. If a named executive officer is terminated for Cause (as defined in the Plan) all PSUs that have not been settled as of the date of termination will terminate and be forfeited and the respective named executive officer shall within 30 days following the termination date pay to the Company a cash amount equal to (i) the Fair Market Value (as defined under the Plan) of any shares of Common Stock previously received by a participant pursuant to their award within four years prior to the termination date as of the date of receipt of such shares plus (ii) the gross amount of any payment(s) previously received in respect of Dividend Equivalents (as defined under the Plan) pursuant to the award agreement. In the event of a Change in Control (as defined in the Plan) prior to the end of the Performance Period (as defined in the award agreement) and the PSUs are not Assumed (as defined in the award agreement), any unvested PSUs will automatically vest upon the consummation of such Change in Control in an amount equal to the greater of the Target PSUs (as defined in the award agreement) and the portion of the Target PSUs that would have vested based on actual achievement of the Cumulative Adjusted EBITDA (as defined in the award agreement) if the Performance Period ended as of the Change of Control. In the event of a Change in Control prior to the end of the Performance Period and the PSUs are Assumed, but the respective named executive officer is terminated due to an involuntary termination without Cause (as defined under the Plan) and not due to the respective named executive officer’s death, Disability or resignation, within one year following the consummation of a Change in Control, any unvested PSUs outstanding as of immediately prior to such termination will automatically vest in an amount equal to the greater of the Target PSUs and the portion of the Target PSUs that would otherwise be vested based on actual achievement of the Cumulative Adjusted EBITDA if the Performance Period ended as of the Change in Control.

In the event of a Change in Control, any unvested Options held by our named executive officers that have not been Assumed will automatically vest and the Compensation Committee may in its sole discretion extend the duration of the exercisability of the Option through any date prior to the Final Expiration Date (as defined in the applicable award agreement). In the event of a termination of a named executive officer without Cause within one year following a Change in Control, any unvested Options held by the respective named executive officer will vest upon the termination date. In the event of a termination of a named executive officer for Cause, any portion of the Option held by the respective named executive officer that has not yet been exercised as of the date of termination, will terminate and be forfeited for no consideration and the respective named executive officer shall within 30 days following written notice from the Company, pay to the Company a cash amount equal to the Fair Market Value of any shares of Common Stock previously received by the named executive officer within four years prior to the termination date pursuant to the Option as of the date of receipt of such shares, less the aggregate Exercise Price (as defined in the applicable award agreement). Options held by a named executive officer will expire on the first of the following to occur: (i) a termination of the respective named executive officer for Cause, (ii) a termination of the respective named executive officer without Cause within one year following a Change in Control or (iii) by reason of the respective named executive officer’s death or Disability. In the event of a termination for Cause, any Options held by the respective named executive officer will expire immediately unless otherwise approved by the Compensation Committee. In the event of a Change in Control, in the event of a termination within one year, the Options held by the respective named executive officer will expire within 90 days. In the event of a termination due to death or Disability, any Options held by the respective named executive officer will expire within one year.

Sannes Transition Services Agreement

Pursuant to his Transition Services Agreement Mr. Sannes received the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims: (i) base salary continuation at the rate in effect as of his separation date, paid in equal installments for a period of six months following the separation date, (ii) a pro-rated portion of Mr. Sannes’s annual bonus that he would have earned under the Company’s Management Incentive Plan with respect to the 2022 calendar year if Mr. Sannes’s employment had not been terminated based on actual performance, (iii) an amount equal to six months’ of Mr. Sannes’s contributions to the premiums for group health plan coverage, determined under the Company’s group health plan as in effect immediately prior to the separation date, (iv) the right for 50% of his PSUs to remain outstanding and eligible to vest in accordance with their terms as if his employment with the Company had not terminated, and (iv) vesting of 50% of his unvested Options will remain outstanding and become exercisable in accordance with their terms as if Mr. Sannes’ employment with the Company had not terminated.

Director Compensation
The following table summarizes the compensation awarded or paid to the members of our board of directors for the fiscal year ended 2022

Compensation for Fiscal Year 2022

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2)		Total
José E. Feliciano	$—		$150,000	(3)	$150,000
Colin Leonard	$—		$150,000	(3)	$150,000
Roger Fradin	$60,000		$80,000	(4)	$140,000
Brian Cook	$—		$140,000	(5)	$140,000
David Doll	$60,000		$80,000	(4)	$140,000
Xavier A. Gutierrez	$833	(6)	$140,000	(4)	$140,833
Thomas A. Szlosek	$72,306	(7)	$80,000	(4)	$152,306
Heather Harding	$28,833		$80,000	(8)	$108,833

(1) The amounts in this column represent the fees attributable to board service for the fiscal year ending on December 31, 2022.
(2) The amounts in this column represent the grant date fair value of the RSUs as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 12 to our audited consolidated financial statements included in this Form 10-K.
(3) The director received a grant of 13,274 RSUs on June 7, 2022 which vest on the first anniversary of the grant date, upon which the RSUs will be settled by delivery of shares of common stock.
(4) The director received a grant of 7,079 RSUs on June 7, 2022 which vest on the first anniversary of the grant date, upon which the RSUs will be settled by delivery of shares of common stock.
(5) The director received a grant of 12,389 RSUs on June 7, 2022 which vest on the first anniversary of the grant date, upon which the RSUs will be settled by delivery of shares of common stock.
(6) In anticipation of the Company’s audit committee reorganization, Mr. Gutierrez received $833 in cash in lieu of an RSU award for winding up service as the chairperson of the audit committee from June 7, 2022 to July 7, 2022.
(7) As part of the Company’s audit committee reorganization, Mr. Szlosek received an additional $12,306 in cash for serving as the chairperson of the audit committee commencing on July 7, 2022. A clerical error resulted in overpayment of Mr. Szlosek, which will be equitably adjusted in the subsequent reporting period to reflect the correct pro-rata disbursement.
(8) The director received a grant of 8,547 RSUs on July 7, 2023 which vest on the first anniversary of the grant date, upon which the RSUs will be settled by delivery of shares of common stock. The director elected to receive the remaining portion of her compensation in cash, of which $28,833 represents a pro-rata payment of earned fees from July 7, 2022 (the date of the Director’s appointment to the Board) to December 31, 2022.
Narrative Disclosure to the Director Compensation Table
The Compensation Committee recommended, and the Board authorized and approved, payments to each non-employee director of the Company in the following amounts, commencing effective as of June 7, 2022: (i) for serving as a director, $140,000 per year, payable, at the director’s option, in the equivalent amount in RSUs, or a combination of cash and RSUs, provided that, at least $80,000 of such director compensation shall consist of RSUs; (ii) for serving as the chairperson of the nominating and corporate governance committee, an additional $10,000 per year, payable in the equivalent amount in RSUs; (iii) for serving as the chairperson of the compensation committee, an additional $10,000 per year, payable in the equivalent amount in RSUs; (iv) for serving as the chairperson of the audit committee, an additional $10,000 per year, payable in the equivalent amount in RSUs; and (v) reimbursement for reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and each committee meeting. The aggregate amount of director compensation shall not exceed $140,000 and the aggregate amount of each chairperson compensation shall not exceed $10,000. All non-employee directors are also reimbursed for their reasonable expenses to attend meetings of our Board and related committees and otherwise attend to our business.
The RSUs will vest according to the schedule described in the footnotes to the table above. All unvested RSUs will immediately and automatically be cancelled and forfeited for no consideration upon the director’s termination of service for any reason, except upon death or disability or upon a Change in Control of the Company, so long as the director continuously provides service to the Company or any affiliate from the grant date through the consummation of the Change in Control. Other than as set forth in the table and described above, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee members of our Board in 2022. Mr. Jackson, our Chief Executive Officer, receives no compensation for service as a director and, consequently, is not included in this table. The compensation received by Mr. Jackson as an employee of the Company is presented in “—Summary Compensation Table.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table provides certain information with respect to our Plan as of December 31, 2022, the only equity compensation plan in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a))
As of December 31, 2022:
Equity compensation plans approved by security holders	1,560,848 (1)	4.50 (2)	13,564,152 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,560,848 (1)	4.50 (2)	13,564,152 (3)

(1)Represents the number of underlying shares of Common Stock associated with outstanding RSUs, PSUs and Options, under the Plan which is stockholder approved and includes 854,891 RSUs, 505,846 PSUs (assuming the maximum number (200%) of PSUs will be earned) and 453,034 Options granted under the Plan.

(2)Represents the weighted-average exercise price of Options outstanding under the Plan.

(3)Represents the number of shares available for future issuance or notional deficit under stockholder approved equity compensation plans and is comprised of 13,564,152 shares of Common Stock available for future issuance under the Plan.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 24, 2023:

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

The beneficial ownership of our Common Stock is based on 146,703,894 shares of Common Stock issued and outstanding as of March 24, 2023.

Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Rights to Acquire Shares of Common Stock(9)	Total(10)	Approximate Percentage of Outstanding Shares of Common Stock

Directors and Named Executive Officers

Ramey Jackson(6)	1,614,510	60,955	1,675,465	1.10%
Anselm Wong	—	—	—	—
Morgan Hodges(7)	1,117,731	5,518	1,123,249	*
Vic Nettie(8)	1,146,308	5,518	1,151,826	*
Peter Frayser	231,367	5,518	236,885	*
Rebecca Castillo	1,574	1,321	2,895	*
Elliot Kahler	—	1,321	1,321	*
Alessandro Araldi	—	—	—	—
José E. Feliciano(2)	52,112,114	—	52,112,114	35.50%
Colin Leonard	12,594	—	12,594	*
Roger Fradin(3)	3,188,590	—	3,188,590	2.17%
Brian Cook(4)	3,087,357	—	3,087,357	2.10%
David Doll	60,367	—	60,367	*
Xavier Gutierrez	12,594	—	12,594	*
Thomas Szlosek	96,680	—	96,680	*
Heather Harding	—	—	—	—
Scott Sannes	1,042,805	17,687	1,060,492	*
All current directors and executive officers as a group (sixteen individuals)	62,681,786	80,151	62,761,937	40.87%

Five Percent Holders:

Clearlake Capital Group, L.P.(2)	52,099,550	—	52,099,550	35.50%
José E. Feliciano(2)	52,112,114	—	52,112,114	35.50%
Wasatch Advisors, Inc.(5)	10,821,184	—	10,821,184	7.40%

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

(3) Consists of (i) 6,717 shares of Common Stock held directly by Roger Fradin; (ii) 2,545,499 shares of Common Stock held by The Fradin Community Property Revocable Trust (the “Fradin Community Property Trust”); and (iii) 636,374 shares of Common Stock held by Juniper GRAT Trust (the “Juniper GRAT Trust”). Roger Fradin is a trustee of the Community Property Trust and of the Juniper GRAT Trust. The address for the Fradin Community Property Trust is 14 Fairmount Avenue, Chatham, NJ 07928 and the Juniper GRAT Trust is 72 Juniper Drive, Atherton, CA 94027. Mr. Fradin served as Chief Executive Officer of Juniper from its inception in August 2019 until January 2020 and as Chairman of Juniper’s board of directors from the Company’s inception in August 2019 until the closing of the Business Combination. Mr. Fradin serves as a Director on the Janus board of directors.

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

(5) The information is based on a Schedule 13G/A filed with the SEC on February 8, 2023, reporting ownership of shares of Common Stock as of December 31, 2022. Amount reported represents shares of our Common Stock directly held by Wasatch Advisors, Inc., and Wasatch Advisors, Inc. has sole voting power and sole dispositive power over such shares of Common Stock. The address for Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

(6) Consists of (i) 250,000 shares of Common Stock held by the Pierce Jackson Gift Trust (the “Pierce Jackson Trust”), (ii) 250,000 shares of Common Stock held by the Preslie Jackson Gift Trust (the “Preslie Jackson Trust”) and (ii) 1,114,510 shares of Common Stock held by the Ray P Jackson Jr Revocable Trust (the “Ray P Jackson Jr Trust”). Immediate family members of Mr. Jackson are trustees and beneficiaries of the Pierce Jackson Trust and the Preslie Jackson Trust. and Mr. Jackson is the trustee of the Ray P Jackson Jr Trust. The addresses for the Pierce Jackson Trust, the Preslie Jackson Trust and the Ray P Jackson Jr Trust are 197 Brewer Rd., Kingston, GA 30145.. Mr. Jackson serves as our Chief Executive Officer and as a Director on the Janus board of directors.

(7) Consists of (i) 10,000 shares of Common Stock held by each of the Dempsey Marie Hodges-Powell Gift Trust (the “Dempsey Marie Hodges-Powell Gift Trust”), the Maverick Grayson Hodges-Powell Gift Trust (the “Maverick Grayson Hodges-Powell Gift Trust”), the
Hartley Marie Hodges Gift Trust (the “Hartley Marie Hodges Gift Trust”), the Lennon Morgan Hodges Gift Trust (the “Lennon Morgan
Hodges Gift Trust”), the Keaton Quinn Hodges Gift Trust (the “Keaton Quinn Hodges Gift Trust”) and the John Morgan Hodges III Gift
Trust (the “John Morgan Hodges III Gift Trust”), (ii) 50,000 shares of Common Stock held by each of the J Morgan Hodges II Gift Trust (the
“J Morgan Hodges II Gift Trust”), the Natalie Marie Hodges-Powell Gift Trust (the “Natalie Marie Hodges-Powell Gift Trust”), the Meghan
Eva Hodges Gift Trust (the “Meghan Eva Hodges Gift Trust”) and the Aubrie Hodges Mathewson Gift Trust (the “Aubrie Hodges
Mathewson Gift Trust” and, together with the other entities listed in clauses (i) and (ii), the “Gift Trusts”), (iii) 428,865 shares of Common
Stock held by the Lisa M. Hodges Revocable Trust (the “Lisa M. Hodges Trust”) and (iv) 428,866 shares of Common Stock held by the J.
Morgan Hodges Revocable Trust (the “J. Morgan Hodges Trust”). Immediate family members of Mr. Hodges are trustees and beneficiaries of each of the Gift Trusts and the Lisa M. Hodges Trust and Mr. Hodges is the trustee of the J. Morgan Hodges Trust. The address for all of the trusts listed herein is 6675 Peacock Rd., Sarasota, FL 34242. Mr. Hodges serves as Executive Vice President of Janus.

(8) Consists of (i) 546,308 shares of Common Stock held directly by Mr. Nettie and (ii) 600,000 shares of Common Stock held by the Nettie
Family Gift Trust (the “Nettie Family Trust”). Immediate family members of Mr. Nettie are trustees and beneficiaries of the Nettie Family
Gift Trust. The address for the Nettie Family Trust is 4729 Talleybrook Dr. NW, Kennesaw, GA 30152. Mr. Nettie serves as Vice President of Manufacturing of Janus.

(9) This column includes shares of Company common stock that may be acquired under employee stock options that are exercisable as of March 29, 2023 or will become exercisable within 60 days thereafter and shares subject to restricted stock units that will vest within 60 days of March 29, 2023. No non-employee directors have Company stock options.

(10) This table does not include performance-based restricted share units or time-based stock options and restricted stock units that will not be earned and/or paid within 60 days of March 29, 2023.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Consistent with applicable regulatory requirements, our Related Party Transactions Policy (the “RPT Policy”) requires disclosure, preapproval and tracking of any proposed transactions between the Company and related parties. Generally, the RPT Policy applies to any transaction in which Janus or its subsidiaries are a participant, the amount involved exceeds $120,000 and a related party has a direct or indirect material interest. A related party means any person who is or was (since the beginning of the Company’s last fiscal year, even if such person does not presently serve in that role): (i) an executive officer, director, or nominee for director of the Company, (ii) any stockholder owning more than 5% of any class of the Company’s voting securities, or (iii) an Immediate Family Member (as defined in the RPT Policy) of any person described in (i) or (ii).
Under the Policy, reviews are conducted by management to determine which transactions or relationships should be referred to the Audit Committee for consideration. The Audit Committee then reviews the material facts and circumstances regarding a transaction and determines whether or not the transaction is fair and reasonable and consistent with the RPT Policy. Under the RPT Policy, any related party transaction must be submitted for prior approval where reasonably possible or, if not approved in advance, submitted for ratification. The RPT Policy is in addition to the provisions addressing conflicts of interest in our Code of Ethics and Business Conduct and any similar policies regarding conflicts of interest adopted by the Board. Our directors, executive officers and all other employees are expected to comply with the terms of the Code of Ethics and Business Conduct. See Note 14, Related Party Transactions, to our Consolidated Financial Statements, for further discussion.
Management and Monitoring Services Agreement
Prior to the Business Combination, Jupiter Intermediate Holdco, LLC, on behalf of Janus Core, entered into a Management and Monitoring Services Agreement (“MMSA”) with the Class A Preferred Unit holders group. Janus Core paid management fees to the Class A Preferred Unit holders group. For the years ended December 31, 2022, January 1, 2022 and December 26, 2020, management fees of approximately $0, $1,124 and $7,101, were paid, respectively. No Class A Preferred Unit holders group management fees were accrued and unpaid as of December 31, 2022 and January 1, 2022. As a result of the Business Combination, the MMSA was terminated effective June 7, 2021.
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

Director Independence

The NYSE listing standards require that a majority of the board of directors of a company listed on the NYSE be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that eight of its nine directors are independent under the NYSE rules (i.e. Messrs. Doll, Gutierrez, Szlosek, Cook, Feliciano, Leonard, Fradin, and Ms. Harding). The Board has determined that each of Messrs. Doll, Gutierrez, Szlosek, and Ms. Harding are independent directors under Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of the Company’s Common Stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below sets forth the aggregate fees billed by BDO USA, LLP, our independent registered public accounting firm, for services rendered for each of the last two fiscal years:

	2022	2021

Audit Fees(1)	$1,888,242	$1,761,272
Audit-Related Fees(2)	108,524	177,000
Tax Fees	—	—
All Other Fees	26,270	—
Total	$2,023,036	$1,938,272

(1) Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered for (i) the audit of annual financial statements, (ii) reviews of our quarterly financial statements, (iii) statutory audits, (iv) research necessary to comply with generally accepted accounting principles and (v) other filings with the SEC, including consents and comfort letters.

(2) Audit-related fees principally include due diligence fees in connection with acquisitions.

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the plan and scope of our independent registered public accounting firm’s audit, audit‑related, tax, and other services. During 2022, all Audit Fees were pre-approved by the Audit Committee.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART IV

Item 15.    EXHIBITS, FINANCIALS STATEMENT SCHEDULES

a.Listing of Documents

1.The financial statements and schedule of Janus International Group, Inc. filed as a part of this 2022 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on page 44.

2.The financial statements required to be filed pursuant to Item 15 of Form 10-K are: [None.]

3.The following exhibits are filed as part of this 2022 Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Filing Date
2.1*
Business Combination Agreement, dated December 21, 2020, by and among Juniper Industrial Holdings, Inc., Janus Parent, Inc., Janus Midco, LLC, Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC and the other parties named therein.

2.2*	First Amendment to Business Combination Agreement, dated April 6, 2021, by and among Juniper Industrial Holdings, Inc., Janus Midco, LLC, Cascade GP, LLC and the other parties named therein.
3.1	Amended and Restated Certificate of Incorporation of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021.	8-K	3.1	June 11, 2021
3.2	Amended and Restated Bylaws of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021.	8-K	3.2	June 11, 2021
4.1	Description of Janus International Group, Inc.’s Securities.	10-K	4.1	March 15, 2022
4.2	Warrant Agreement, dated June 7, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc.	8-K	4.3	June 11, 2021
4.3*	Warrant Agreement, dated July 15, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc.
10.1	Letter Agreement, dated November 7, 2019, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc.	8-K	10.4	November 13, 2019
10.2	Letter Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc.	8-K	10.1	June 11, 2021
10.3	Registration and Stockholder Rights Agreement, dated November 13, 2019, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc.	8-K	10.3	November 13, 2019
10.4	Registration and Stockholder Rights Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc.	8-K	10.2	June 11, 2021
10.5*	Form of PIPE Subscription Agreement.
10.6	Sponsor Lock-Up Agreement, dated June 7, 2021, by and among Janus Parent, Inc. and the other parties named therein.	8-K	10.4	June 11, 2021

10.7	Investor Rights Agreement, dated June 7, 2021, by and among Janus International Group, Inc., Juniper Industrial Sponsor LLC and the other parties named therein.	8-K	10.5	June 11, 2021
10.8*	Form of Indemnity Agreement.
10.9	First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.1	September 29, 2021
10.1	Incremental Amendment No. 1, dated as of March 1, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.2	September 29, 2021
10.11	Incremental Amendment No. 2, dated as of August 12, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.3	September 29, 2021
10.12	Amendment No. 3, dated as of February 5, 2021 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.4	September 29, 2021
10.13	Incremental Amendment No. 4, dated as of August 18, 2021 to that certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.5	September 29, 2021
10.14	ABL Credit and Guarantee Agreement, dated as of February 12, 2018, by and among, Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto.	8-K	10.6	September 29, 2021
10.15	Amendment Number One to ABL Credit and Guarantee Agreement, dated as of May 28, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto and the other parties thereto.	8-K	10.7	September 29, 2021
10.16	Amendment Number Two to ABL Credit and Guarantee Agreement, dated as of August 18, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto.	8-K	10.8	September 29, 2021
10.17	Transition and Separation Agreement, dated as of June 22, 2022, by and between Janus International Group, Inc. and Scott Sannes.	8-K	10.1	June 23, 2022
10.18	Offer Letter, dated as of June 16, 2022, by and between Janus International Group, Inc. and Anselm Wong.	8-K	10.2	June 23, 2022
10.19+	Janus International Group, Inc. 2021 Omnibus Incentive Plan.	S-8	10.1	August 13, 2021
10.20+	Form of Restricted Stock Unit Agreement (Directors).	10-K	10.10	March 15, 2022
10.21+*	Form of Restricted Stock Unit Agreement (Non-Executive Employees).
10.22+*	Form of Restricted Stock Unit Agreement (Executives)
10.23+*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement
10.24+*	Form of Stock Option Grant Notice
21.1*	Subsidiaries of Janus International Group, Inc.
23.1	Consent of BDO USA, LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on the signature page hereto).

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	Inline XBRL Instance Document
101.SCH^	Inline XBRL Taxonomy Extension Schema Document
101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104^	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
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

Date:	March 29, 2023	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ramey Jackson, Anselm Wong, and Elliot Kahler or any of them, severally, as his attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same with all exhibits hereto, and all other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Ramey Jackson	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
Ramey Jackson
/s/ Anselm Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023
Anselm Wong
/s/ José E. Feliciano	Chairman	March 29, 2023
José E. Feliciano
/s/ Brian Cook	Director	March 29, 2023
Brian Cook
/s/ David Doll	Director	March 29, 2023
David Doll
/s/ Roger Fradin	Director	March 29, 2023
Roger Fradin
/s/ Xavier A. Gutierrez	Director	March 29, 2023
Xavier A. Gutierrez
/s/ Colin Leonard	Director	March 29, 2023
Colin Leonard
/s/ Thomas A. Szlosek	Director	March 29, 2023
Thomas A. Szlosek
/s/ Heather Harding	Director	March 29, 2023
Heather Harding