Form 10-Q
period 2023-04-01
Janus International Group, Inc.
filed 2023-05-11
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, 146,744,164 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

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
In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would”, and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
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
•the possibility of significant changes in foreign exchange rates and controls;
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Janus’ resources;
•general economic conditions, including the capital and credit markets;
•the possibility of political instability, war or acts of terrorism in any of the countries where we operate; and
•other risks detailed from time to time in our filings with the SEC, press releases, and other communications, including those set forth under “Risk Factors” included in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, and in the documents incorporated by reference herein and therein.

All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-Q. Except to the extent required by applicable law or regulation we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data - Unaudited)

	April 1,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$69,639	$78,373
Accounts receivable, less allowance for credit losses; $4,652 and $4,549, at April 1, 2023 and December 31, 2022, respectively	149,758	155,397
Costs in excess of billing on uncompleted contracts	40,992	39,251
Inventory, net	64,769	67,677
Prepaid expenses	8,354	9,098
Other current assets	4,450	13,381
Total current assets	$337,962	$363,177
Right-of-use assets, net	43,961	44,305
Property and equipment, net	46,005	42,083
Intangible assets, net	397,276	404,385
Goodwill	368,363	368,204
Deferred tax asset, net	46,601	46,601
Other assets	1,740	1,863
Total assets	$1,241,908	$1,270,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$58,545	$52,268
Billing in excess of costs on uncompleted contracts	18,311	21,445
Current maturities of long-term debt	8,649	8,347
Accrued expenses and other current liabilities	61,366	70,551
Total current liabilities	$146,871	$152,611
Long-term debt, net	649,818	699,850
Deferred tax liability, net	1,909	1,927
Other long-term liabilities	39,704	40,944
Total liabilities	$838,302	$895,332
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 146,744,164 and 146,703,894 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	15	15
Treasury stock, at cost, 18,520 and zero shares as of April 1, 2023 and December 31, 2022, respectively	(183)	—
Additional paid-in capital	283,744	281,914
Accumulated other comprehensive loss	(4,105)	(4,796)
Retained earnings	124,135	98,153
Total stockholders’ equity	$403,606	$375,286
Total liabilities and stockholders’ equity	$1,241,908	$1,270,618
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in thousands, except share and per share data - Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022

REVENUES
Product revenues	$209,664	$197,306
Service revenues	42,240	32,214
Total revenues	251,904	229,520
Product cost of revenues	120,068	128,560
Service cost of revenues	31,903	24,390
Cost of Revenues	151,971	152,950
GROSS PROFIT	99,933	76,570
OPERATING EXPENSE
Selling and marketing	14,821	13,349
General and administrative	34,100	28,106
Operating Expenses	48,921	41,455
INCOME FROM OPERATIONS	51,012	35,115
Interest expense	(15,998)	(8,775)
Other expense	(15)	(29)
INCOME BEFORE TAXES	34,999	26,311
Provision for Income Taxes	9,017	6,607
NET INCOME	$25,982	$19,704
Other Comprehensive Income (Loss)	691	(516)
COMPREHENSIVE INCOME	26,673	19,188
Net income attributable to common stockholders	$25,982	$19,704
Weighted-average shares outstanding, basic and diluted (Note 12)
Basic	146,703,894	146,561,717
Diluted	146,751,901	146,832,889
Net income per share, basic and diluted (Note 12)
Basic	$0.18	$0.13
Diluted	$0.18	$0.13
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity
(dollar amounts in thousands, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	—	146,561,717	$15	$277,799	$(949)	$(8,578)	$268,287
Share based compensation	—	—	—	—	600	—	—	600
Cumulative effect of change in accounting principle(a)	—	—	—	—	—	—	(924)	(924)
Cumulative translation adjustment	—	—	—	—	—	(516)	—	(516)
Net income	—	—	—	—	—	—	19,704	19,704
Balance as of April 2, 2022	—	$—	146,561,717	$15	$278,399	$(1,465)	$10,202	$287,151
(a)    Effective January 2, 2022, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) and ASU 2016-02, Leases (Topic 842). We have elected to adopt each of the two standards using the modified retrospective approach through a cumulative-effect adjustment to the opening balance of accumulated deficit for both. See Note 2 in the Annual Report on Form 10-K, for the year ended December 31, 2022, for further details of the impact of each standard.

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	—	146,703,894	$15	—	$—	$281,914	$(4,796)	$98,153	$375,286
Issuance of restricted units	—	—	58,790	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(18,520)	—	18,520	(183)	—	—	—	(183)
Share based compensation	—	—	—	—	—	—	1,830	—	—	1,830
Cumulative translation adjustment	—	—	—	—	—	—	—	691	—	691
Net income	—	—	—	—	—	—	—	—	25,982	25,982
Balance as of April 1, 2023	—	$—	146,744,164	$15	18,520	$(183)	$283,744	$(4,105)	$124,135	$403,606

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands - Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
	(Unaudited)	(Unaudited)
Cash Flows Provided By Operating Activities
Net income	$25,982	$19,704
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	2,180	1,857
Reduction in carrying amount of right-of-use assets	1,485	1,319
Change in inventory obsolescence reserve	(304)	—
Amortization of intangibles	7,416	7,225
Deferred finance fee amortization	1,346	912
Provision for losses on accounts receivable	102	975
Share based compensation	1,830	600
Loss on extinguishment of debt	—	103
Loss on sale of equipment	6	—
Undistributed losses (earnings) of affiliate	58	(22)
Changes in operating assets and liabilities
Accounts receivable	5,826	(12,727)
Costs in excess of billings on uncompleted contracts	(1,644)	(7,165)
Prepaid expenses and other current assets	9,652	(1,285)
Inventory	3,310	(7,630)
Accounts payable	6,168	10,375
Billing in excess of costs on uncompleted contracts	(3,294)	4,847
Accrued expenses and other current liabilities	(8,471)	4,647
Other assets and long-term liabilities	(1,402)	1,042
Net Cash Provided By Operating Activities	$50,246	$24,777
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	$17	$—
Purchases of property and equipment	(6,070)	(2,880)
Cash paid for acquisitions, net of cash acquired	(1,002)	—
Net Cash Used In Investing Activities	$(7,055)	$(2,880)
Cash Flows Used In Financing Activities
Payments on line of credit	$—	$(6,369)
Principal payments on long-term debt	(52,017)	(2,017)
Principal payments under finance lease obligations	(141)	(19)
Cash Used In Financing Activities	$(52,158)	$(8,405)
Effect of exchange rate changes on cash	$233	$(58)
Net Increase (Decrease) in Cash	$(8,734)	$13,434
Cash, Beginning of Period	$78,373	$13,192
Cash, End of Period	$69,639	$26,626
Supplemental Cash Flows Information
Interest paid	$14,513	$6,096
Income taxes paid	$185	$370
Cash paid for operating leases	$1,987	$1,900
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$33	$42,202
Right-of-use assets obtained in exchange for finance lease obligations	$1,113	$633
RSU Shares withheld related to employee taxes	$183	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Nature of Operations
Janus International Group, Inc. is a holding company incorporated in Delaware. References to “Janus,” “Group,” “Company,” “we,” “our” or “us” refer to Janus International Group, Inc. and its consolidated subsidiaries. The Company is a global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions. The Company provides facility and door automation and access control technologies, roll up and swing doors, hallway systems, and relocatable storage “MASS” (Moveable Additional Storage Structures) units, among other solutions, and works with its customers throughout every phase of a project by providing solutions spanning from facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of damaged or end-of-life products.
The Company is headquartered in Temple, Georgia, and has domestic operations in Georgia, Texas, Arizona, Indiana, North Carolina, with international operations in United Kingdom, Australia, and Singapore. The Company provides products and services through its two operating and reportable segments which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (UK) (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC and Steel Door Depot.com, LLC. The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.
The dollar amounts in the notes are shown in thousands of dollars, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.
Assets held at foreign locations were approximately $65,406 and $61,144 as of April 1, 2023 and December 31, 2022, respectively. Revenues earned at foreign locations totaled approximately $21,572 and $17,914 for the three months ended April 1, 2023 and April 2, 2022, respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the applicable rules and regulations of the SEC. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 1, 2023, and its results of operations, including its comprehensive income and stockholders’ equity for the three months ended April 1, 2023 and April 2, 2022. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K, for the year ended December 31, 2022.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s joint venture is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
On the Condensed Consolidated Statements of Operations and Comprehensive Income, the Company bifurcated the prior year “Cost of Sales” account between “Product cost of revenues” and “Service cost of revenues” to conform to the current year presentation.
Use of Estimates
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
Significant items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, reserves for inventory obsolescence, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, estimated progress toward completion for certain revenue contracts, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The fair value of cash, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt approximates its carrying amount as of April 1, 2023 and December 31, 2022 due to its variable interest rate that is tied to the current LIBOR rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy.
Significant Accounting Policies
The Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. On January 2, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. Refer to the Recently Adopted Accounting Pronouncements section of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, for more information on the impact to the Consolidated Financial Statements.
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
During the pooling process, the Company identified two distinct customer types: commercial and self-storage. As these customer types have different risk characteristics, the Company pools the financial assets at this level within each business unit.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The activity for the allowance for credit losses during the periods ended April 1, 2023 and fiscal year ended December 31, 2022, is as follows:

	April 1, 2023	December 31, 2022
Balance at beginning of period	$4,549	$5,449
CECL Adoption	—	366
Write-offs	—	(2,949)
Provision (reversal). net	103	1,683
Balance at end of period	$4,652	$4,549

(1) On January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduced a new model known as CECL.
Product Warranties
The Company records a liability for product warranties at the time of the related sale of goods. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect the Company's warranty liabilities. If actual costs differ from estimated costs, the Company must make a revision to the warranty liability. Generally, the Company offers warranties ranging between 1-3 years for our products with the exception of roofing at one of our business units which is up to 10 years.

The activity related to product warranty liabilities recorded in Accrued expenses and other current liabilities, during the periods ended April 1, 2023 and fiscal year ended December 31, 2022, is as follows:

	April 1, 2023	December 31, 2022
Balance at beginning of period	$876	$736
Aggregate changes in the product warranty liability	325	140
Balance at end of period	$1,201	$876
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of April 1, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
Segments
The Company manages its operations through two operating and reportable segments: Janus North America and Janus International. These segments align the Company’s products and service offerings based on the geographic location between North America and International locations which is consistent with how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 14, Segments, for further detail.
Recently Adopted Accounting Pronouncements
On January 1, 2023, the Company adopted ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends ASC 805, Business Combinations (Topic 805), to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
accordance with ASC 606, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Janus will be applying the pronouncement prospectively to business combinations occurring on or after the adoption date.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is effective and may be applied beginning March 12, 2020 and will apply through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. In April 2022, the FASB, proposed the deferral of the sunset date of this guidance to December 31, 2024. The Company does not expect that adopting the Reference Rate Reform accounting pronouncement will have a significant impact on the consolidated results of operations, financial position, or cash flows of the Company.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.
3. Inventories
Inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out (FIFO) method. The major components of inventories as of April 1, 2023 and December 31, 2022 are as follows:

	April 1,	December 31,
	2023	2022
Raw materials	$48,772	$49,788
Work-in-process	534	1,566
Finished goods	15,463	16,323
Inventory, net	$64,769	$67,677
The Company has recorded a reserve for inventory obsolescence as of April 1, 2023 and December 31, 2022, of approximately $2,342 and $2,034, respectively.
4. Property and Equipment
Property, equipment, and other fixed assets as of April 1, 2023 and December 31, 2022 are as follows:

		April 1,	December 31,
	Useful Life	2023	2022
Land	Indefinite	$4,501	$4,501
Building	39 years	2,459	2,459
Manufacturing machinery and equipment	3-7 years	40,498	38,814
Leasehold improvements	Over the shorter of the lease term or respective useful life	8,446	8,327
Computer and software	3 years	9,762	9,580
Furniture and fixtures, and vehicles	3-7 years	3,800	3,623
Construction in progress	—	5,727	1,852
		$75,193	$69,156
Less: accumulated depreciation		(29,188)	(27,073)
		$46,005	$42,083

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at April 1, 2023 and December 31, 2022, are as follows:

		April 1,			December 31,
		2023			2022
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets	Useful Life
Customer relationships	10-15 years	$408,536	$132,753	$275,783	$408,246	$125,613	$282,633
Tradenames and trademarks	Indefinite	107,491	—	107,491	107,378	—	107,378
Software development	10-15 years	20,320	6,447	13,873	20,320	6,085	14,235
Noncompete agreements	3-8 years	395	266	129	394	255	139
Backlog	< 1 year	—	—	—	41,390	41,390	—
		$536,742	$139,466	$397,276	$577,728	$173,343	$404,385
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $307 for the period ended April 1, 2023. Amortization expense was approximately $7,416 and $7,225 for the three month periods ended April 1, 2023 and April 2, 2022, respectively.
The changes in the carrying amounts of goodwill for the period ended April 1, 2023 were as follows:

Balance as of December 31, 2022	$368,204
Foreign Currency Translation Adjustment	159
Balance as of April 1, 2023	$368,363

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows:

	April 1,	December 31,
	2023	2022
Customer deposits	$28,505	$29,581
Employee compensation	9,709	16,520
Current operating lease liabilities	5,375	5,310
Sales tax payable	5,298	5,144
Income taxes	1,313	773
Accrued professional fees	1,935	3,594
Product warranties	1,201	876
Accrued freight	1,139	1,177
Interest payable	374	235
Indemnity holdback liability	—	1,002
Other liabilities	6,517	6,339
Total	$61,366	$70,551
Other liabilities as of April 1, 2023 and December 31, 2022 consists of property tax, credit card and various other accruals.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
7. Line of Credit
On February 12, 2018, the Company, through Intermediate and Janus Core, entered into a revolving line of credit facility with a financial institution pursuant to ABL Credit And Guarantee Agreement (the “LOC Agreement”). In August 2021, the Company increased the available line of credit from $50,000 to $80,000, incurred additional fees for this amendment of $425 and extended the maturity date from February 18, 2023 to August 12, 2024. The current line of credit facility is for $80,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a LIBOR Rate (as defined in the LOC Agreement) option is chosen by the Company. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate plus the LIBOR Rate Margin of 1.25%, as of April 1, 2023. If the Base Rate (as defined in the LOC Agreement) is elected, the interest computation is equal to the Base Rate of the greatest of (a) the federal funds rate plus .5%, (b) the LIBOR rate plus 1%, or (c) the financial institution’s Prime Rate (as defined in the LOC Agreement), plus the Base Rate Margin (as defined in the LOC Agreement) of .25% as of April 1, 2023. At the beginning of each quarter, the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of April 1, 2023 and December 31, 2022, the interest rate in effect for the facility was 8.3% and 7.8%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company has incurred deferred loan costs in the amount of $1,483 which are being amortized over the term of the facility that expires on August 12, 2024, using the effective interest method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $62 and $62 was recognized for the three months ended April 1, 2023 and April 2, 2022, respectively. The unamortized portion of the fees as of April 1, 2023 and December 31, 2022 was approximately $340 and $402, respectively. There was $— outstanding on the line of credit as of April 1, 2023 and December 31, 2022.
8. Long-Term Debt
Long-term debt consists of the following:

	April 1,	December 31,
	2023	2022
Note payable - Amendment No. 4 First Lien	$662,295	$714,312
Financing leases	2,044	1,043
	$664,339	$715,355
Less: unamortized deferred finance fees	5,872	7,158
Less: current maturities	8,649	8,347
Total long-term debt	$649,818	$699,850
Notes Payable - Amendment No.4 First Lien - On August 18, 2021, the Company completed a refinancing in the form of that certain Incremental Amendment No. 4 to that certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as restated, amended and restated, supplemented or otherwise modified from time to time) (the “Amendment No. 4 First Lien”), in which the principal terms of the amendment were new borrowings of $155,000 which was used to fund the DBCI acquisition. The Amendment No. 4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726,413 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective rate of 8.1% as of April 1, 2023). The debt is secured by substantially all business assets. This refinancing amendment was accounted for as a modification and as such no gain or loss was recognized for this transaction and any bank fees, original issue discount and charges capitalized are being amortized as a component of interest expense over the remaining loan term. Third party fees paid in connection with this amendment were expensed. During the three months ended April 1, 2023, we made a voluntary prepayment of $50,000 on the Amendment No.4 First Lien.
As of April 1, 2023 and December 31, 2022, the Company maintained one letter of credit totaling approximately $400 on which there were no balances due.
In connection with the Company entering into the First Lien debt agreement discussed above, deferred finance fees were capitalized. Amortization of approximately $1,284 and $851 was recognized for the three months ended April 1, 2023 and April 2, 2022, respectively, as a component of interest expense, including those amounts amortized in relation to the deferred finance fees associated with the outstanding line of credit. The increase during the period ended April 1, 2023, was primarily a result of the voluntary prepayment as noted above.
9. Leases
At lease commencement, a right-of-use (“ROU”) asset and lease liability is recorded based on the present value of the future lease payments over the lease term. The Company has elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. The Company leases facilities, vehicles, and other equipment under long-term operating and financing leases with varying terms.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar service, which are considered non-lease components for accounting purposes. For our real estate leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. Furthermore, for all other types of leases, the practical expedient was also elected whereby lease and non-lease components have been combined. The Company uses the non-cancellable lease term unless it is reasonably certain that a renewal or termination option will be exercised. When available, the Company will use the rate implicit in the lease to discount lease payments to present value, however as most leases do not provide an implicit rate, the Company will estimate the incremental borrowing rate to discount the lease payments. The Company estimates the incremental borrowing rate based on the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. The ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives. The Company does not consider renewal periods or early terminations to be reasonably certain and are thus not included in the lease term for real estate or equipment assets.
The components of ROU assets and lease liabilities were as follows:

(in thousands)	Balance Sheet Classification	April 1, 2023	December 31, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$41,949	$43,282
Finance lease assets	Right-of-use assets, net	2,012	1,023
Total leased assets		$43,961	$44,305
Liabilities:
Current:
Operating	Other accrued expenses	$5,375	$5,310
Financing	Current maturities of long-term debt	581	280
Noncurrent:
Operating	Other long-term liabilities	$39,668	$40,907
Financing	Long-term debt	1,463	763
Total lease liabilities		$47,087	$47,260
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Operating lease cost	$2,146	$1,986
Short-term lease cost	—	60
Finance lease cost:
Amortization of right-of-use assets	$124	$17
Interest on lease liabilities	30	3
Total lease cost	$2,300	$2,066
Other information related to leases was as follows:

	April 1, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating Leases	9.55	9.66
Finance Leases	3.26	3.37
Weighted Average Discount Rate
Operating Leases	7.1%	7.1%
Finance Leases	8.0%	6.6%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As of April 1, 2023, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in thousands)
2023	$6,254
2024	7,513
2025	6,649
2026	6,074
2027	5,304
Thereafter	31,866
Total future lease payments	$63,660
Less: imputed interest	$(18,617)
Present value of future lease payments	$45,043
As of April 1, 2023, future minimum repayments of finance leases were as follows:

(in thousands)
2023	$539
2024	718
2025	718
2026	246
2027	92
Thereafter	13
Total future lease payments	$2,326
Less: imputed interest	$(282)
Present value of future lease payments	$2,044
10. Income Taxes
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
The provision for income taxes for the three months ended April 1, 2023 and April 2, 2022 includes amounts related to entities within the Company taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
During the three months ended April 1, 2023 and April 2, 2022, the Company recorded a total income tax provision of approximately $9,017 and $6,607 on pre-tax income of $34,999 and $26,311 resulting in an effective tax rate of 25.8% and 25.1%, respectively. For the three months ended April 1, 2023, effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences. For, the three months ended April 2, 2022, effective rates were primarily impacted by statutory rate differentials, changes in estimated tax rates, and permanent differences.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
11. Equity Compensation
2021 Omnibus Incentive Plan
The Company maintains its 2021 Omnibus Incentive Plan (the “Plan”) under which it grants stock-based awards to eligible directors, officers and employees in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Company’s stockholders. The Plan allows the Company to issue and grant 15,125,000 shares.
The Company measures compensation expense for stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the three months ended April 1, 2023, the Company granted stock-based awards including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and stock options under the Plan. The grant date fair value of RSUs are equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs or stock options are forfeited upon a “Termination of Service”, as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the three months ended April 1, 2023 is as follows:
(dollar amounts in thousands, except share and per share data)

	Three Months Ended April 1, 2023
	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 31, 2022	465,064	$10.5
Granted	495,631	10.6
Vested	(58,790)	9.5
Forfeited	(9,288)	10.0
Unvested, outstanding at April 1, 2023	892,617	$10.6

Stock-based compensation expense for RSUs is recognized straight line over the respective service period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $637 and $600 for the three months ended April 1, 2023 and April 2, 2022, respectively. As of April 1, 2023, there was an aggregate of $8,538 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 3.01 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s performance metrics. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs awarded for the 2022 awards. PSUs are subject to a three-year performance cliff-vesting period.
As of April 1, 2023, PSUs activity for the three months ended April 1, 2023 is as follows:
(dollar amounts in thousands, except share and per share data)

	Three Months Ended April 1, 2023
	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 31, 2022	252,923	$9.5
Granted	229,091	10.6
Vested	—	—
Forfeited	—	—
Unvested, outstanding at April 1, 2023 (1)	482,014	10.0
1) This number excludes 252,923 performance stock units, which represents the incremental number of units that would be issued based on performance results from previously-granted PSU awards. The PSUs granted in 2022 are currently estimated at 200% of target.
Stock-based compensation expense for PSUs is recognized straight line over the requisite service period, reduced for actual forfeitures, and included in general and administrative in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $994 for the three months ended April 1, 2023. As of April 1, 2023, there

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
was an aggregate of $4,802 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 2.21 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant. Actual payouts can range between 0% and 200%, depending on performance results for the three-year performance period. As of April 1, 2023, the Company deemed the estimate of the PSUs granted in fiscal year ended December 31, 2022 to be issued at 200% of target, and have reflected such estimates within the share-based compensation expense. The Company estimates the PSU’s granted during the period ending April 1, 2023 to be issued at 100% of target.
The Actual payout of the 2022 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 28, 2024. The Actual payout of the 2023 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025.

Stock Options
Stock options are granted by applying a valuation method to determine the grant date fair value for each stock option award. Stock options are subject to a vesting period of either three or four years. Stock option awards typically vest in 33% or 25% annual installments on each annual anniversary of the vesting commencement date for the duration of the vesting period, and expire ten years from the grant date. The fair value of each option is estimated using a Black-Scholes option valuation model using the independent valuations of the Company’s stock.
The principal assumptions utilized in valuing stock options include, the expected option life, the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option), the expected stock price volatility using the historical and implied price volatility, and the expected dividend yield.
A summary of the assumptions used in determining the fair value of stock options is as follows:
(dollar amounts in thousands, except share and per share data)

Three Months Ended April 1, 2023
Expected life of option (years)	6.00 - 6.25
Risk-free interest rate	2.9% - 3.7%
Expected volatility of the Company’s stock	45% - 48%
Expected dividend yield on the Company’s stock	—%
Stock option activity for the three months ended April 1, 2023 is as follows:

	Three Months Ended April 1, 2023
	Stock Options	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic value
Unvested, outstanding at December 31, 2022	700,729	$4.5	9.8	$0.2
Granted	18,796	5.3	10.0	—
Exercised	—	—	—	—
Vested	(113,252)	4.5	9.0	—
Forfeited	—	—	—	—
Unvested, outstanding at April 1, 2023	606,273	$4.5	9.1	$—
Vested not exercised at April 1, 2023	113,252	$4.5	9.0	$—
Stock-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $199 and $— for the three months ended April 1, 2023 and April 2, 2022, respectively. Total unamortized stock-based compensation expense related to the unvested stock options was approximately $2,544, which the Company expects to amortize over a weighted-average period of 3.09 years.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
12. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three months ended April 1, 2023 and April 2, 2022, dilutive potential common shares include stock options and unvested restricted stock units. Dilutive EPS excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three months ended April 1, 2023 and April 2, 2022 (in thousands, except share and per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Net income attributable to common stockholders	$25,982	$19,704
Denominator:
Weighted average number of shares:
Basic	146,703,894	146,561,717
Adjustment for dilutive securities	48,007	271,172
Diluted	146,751,901	146,832,889
Basic net income per share attributable to common stockholders	$0.18	$0.13
Diluted net income per share attributable to common stockholders	$0.18	$0.13
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
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets primarily result from contracts that include installation which are billed via payment requests that are submitted in the month following the period during which revenue was recognized. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. Contract assets are disclosed as costs and estimated earnings in excess of billings on uncompleted contracts, and contract liabilities are disclosed as billings in excess of costs and estimated earnings on uncompleted contracts in the Unaudited Condensed Consolidated Balance Sheet. Contract balances as of April 1, 2023 were as follows:

April 1, 2023
Contract assets, beginning of the period	$39,251
Contract assets, end of the period	40,992
Contract liabilities, beginning of the period	21,445
Contract liabilities, end of the period	$18,311
During the three months ended April 1, 2023, the Company recognized revenue of approximately $11,948 related to contract liabilities at December 31, 2022. This reduction was offset by new billings of approximately $8,814 for product and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized for the three month period ended April 1, 2023.
The Company derives subscription revenue from continued software support and through the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. We determine standalone selling price for recurring software revenue by using the adjusted market assessment approach. The recurring revenue recognized from the Nokē Smart Entry System for the three months ended April 1, 2023 and April 2, 2022 was $439 and $268 , respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three months ended April 1, 2023 and April 2, 2022:
Revenue by Timing of Revenue Recognition

	Three Months Ended
Reportable Segments by Timing of Revenue Recognition	April 1, 2023	April 2, 2022
Janus North America
Goods transferred at a point in time	$204,439	$200,157
Services transferred over time	33,775	25,099
	$238,214	$225,256
Janus International
Goods transferred at a point in time	$13,106	$10,798
Services transferred over time	8,466	7,116
	$21,572	$17,914
Eliminations	$(7,882)	$(13,650)
Total Revenue	$251,904	$229,520
Revenue by Sales Channel

	Three Months Ended
Reportable Segments by Sales Channel Revenue Recognition	April 1, 2023	April 2, 2022
Janus North America
Self Storage-New Construction	$68,243	$75,709
Self Storage-R3	82,253	61,572
Commercial and Others	87,718	87,975
	$238,214	$225,256
Janus International
Self Storage-New Construction	$18,538	$11,897
Self Storage-R3	3,034	6,017
	$21,572	$17,914
Eliminations	$(7,882)	$(13,650)
Total Revenue	$251,904	$229,520

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
14. Segments Information
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

Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Revenue
Janus North America	$238,214	$225,256
Janus International	21,572	17,914
Eliminations	(7,882)	(13,650)
Consolidated Revenue	$251,904	$229,520
Income From Operations
Janus North America	$48,878	$34,855
Janus International	2,279	249
Eliminations	(145)	11
Total Segment Operating Income	$51,012	$35,115
Depreciation Expense
Janus North America	$1,954	$1,673
Janus International	226	184
Consolidated Depreciation Expense	$2,180	$1,857
Amortization of Intangible Assets
Janus North America	$7,105	$6,886
Janus International	311	339
Consolidated Amortization Expense	$7,416	$7,225
Capital Expenditures
Janus North America	$5,144	$2,553
Janus International	926	327
Consolidated Capital Expenditures	$6,070	$2,880

	April 1,	December 31
	2023	2022
Identifiable Assets
Janus North America	$1,176,877	$1,209,905
Janus International	65,031	60,713
Consolidated Assets	$1,241,908	$1,270,618

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
15. Restructuring
During fiscal year 2022 and 2023, the Company initiated a restructuring plan to relocate one of its international facilities and align its ongoing corporate strategy. The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability and efficiency of business processes. Restructuring charges can include severance costs, relocations costs, recruiting fees affiliated with hiring new personnel, legal costs, and contract cancellation costs.

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces the closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company’s restructuring expenses are comprised of the following:

(in thousands)	April 1,	April 2,
	2023	2022
Severance and termination benefits	$93	$—
Facility related charges	—	103
Legal, consulting, and other professional fees	497	—
Total Restructuring Charges	$590	$103

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in Accrued Expenses and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets.

Balance at December 31, 2022	$—
Restructuring charges	590
Payments	(497)
Balance at April 1, 2023	$93
16. Commitments and Contingencies
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200 as of April 1, 2023 and December 31, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $409 and $409 as of April 1, 2023, and December 31, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $275 and $275 as of April 1, 2023 and December 31, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $2,146 and $2,099 as of April 1, 2023 and December 31, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
17. Related Party Transactions
For the three months ended April 1, 2023 and April 2, 2022, there were no related party transactions.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
18. Subsequent Events
For the interim Unaudited Condensed Consolidated Financial Statements as of April 1, 2023, the Company has evaluated subsequent events through the issuance date of the financial statements.
On April 10, 2023, Janus Core, entered into Amendment Number Three to the ABL Credit and Guarantee Agreement to that certain ABL Credit and Guarantee Agreement, dated as of February 12, 2018, by and among Janus Core, as parent borrower, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other parties thereto. The Amendment, among other things, (i) replaces the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the ABL Credit and Guarantee Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updates certain other provisions of the ABL Credit and Guarantee Agreement to reflect the transition from LIBOR to SOFR.
Subsequent to the period end, the Company initiated a restructuring plan to relocate one of its domestic manufacturing facilities, which will result in centralization of our Western United States manufacturing production. This consolidation is not expected to have a material impact on our business, nor do we expect the Company to incur material costs associated with the consolidation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JANUS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’ financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated financial statements and notes thereto contained in this Form 10-Q (the “Form 10-Q”).
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
Unless otherwise indicated or the context otherwise requires, references in this Janus’ Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Janus,” “we,” “us,” “our,” and other similar terms refer to Janus International Group Inc. (Parent) and its consolidated subsidiaries.
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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three month period ended April 1, 2023 and April 2, 2022.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three month period ended April 1, 2023 and April 2, 2022. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at April 1, 2023, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, and Australia. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large Real Estate Investment Trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace (R3) of damaged or end-of-life products.

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
Revenues increased in the three month period ended April 1, 2023 as compared to the three month period ended April 2, 2022, representing a 9.8% increase in revenue. This increase is largely due to continued strong performance within the R3 sales channel, coupled with the impact from the commercial actions taken in 2022. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, with the exception of the fact that the international segment does not sell into the Commercial sales channel.
Net income was $26.0 million for the three month period ended April 1, 2023, representing a 31.9% increase from $19.7 million for the three month period ended April 2, 2022. Net income as a percentage of revenue was 10.3% representing an increase of 1.7% from 8.6% for the three month period ended April 2, 2022.
Adjusted EBITDA was $61.2 million for the three month period ended April 1, 2023, representing a 37.0% increase from $44.7 million for the three month period ended April 2, 2022.

Adjusted EBITDA as a percentage of revenue was 24.3% for the three month period ended April 1, 2023, representing an increase of 4.8% from 19.5% for the three month period ended April 2, 2022. The increase in Adjusted EBITDA margins is a direct result of increased revenue primarily due to commercial actions taking full effect in third quarter of 2022 as well as the impact of cost synergies from our acquisitions of DBCI and ACT in 2021, which was partially offset by the inflationary increases in raw material, labor and logistics costs impacting the business in advance of commercial actions taking full effect.
Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 91.4% of the Company’s revenue for the three month period ended April 1, 2023, and 92.2% of the Company’s revenue for the three month period ended April 2, 2022.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America, with the exception of the fact that the international segment does not sell into the Commercial sales channel, and they’re largely in Europe as well as Australia. Janus International represented 8.6% of Janus’ revenue for the three month period ended April 1, 2023, and 7.8% of the Company’s revenue for the three month period ended April 2, 2022.
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
The following table sets forth key performance measures for the periods ended April 1, 2023 and April 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022	$	%
Total Revenue	$251,904	$229,520	$22,384	9.8%
Adjusted EBITDA	$61,183	$44,667	$16,516	37.0%
Adjusted EBITDA (% of revenue)	24.3%	19.5%		4.8%

As of April 1, 2023, and April 2, 2022, the headcount was 2,301 (including 518 temporary employees) and 2,125 (including 519 temporary employees), respectively.

Total revenue increased by $22.4 million or 9.8% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, primarily due to improved market conditions and commercial actions.
Adjusted EBITDA increased by $16.5 million or 37.0% from the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, primarily due to increased revenue which was partially offset by increased cost of revenues and general and administrative expenses.

Adjusted EBITDA as a percentage of revenue increased 4.8% for the three month period ended April 1, 2023 primarily due to increased revenue due to commercial actions taking full effect in third quarter 2022 which was partially offset by inflationary increases in raw material, labor and logistics costs in advance of commercial and cost containment actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental costs associated with the robust pace of activity for the balance of the year and investing in customer service. (See “Non-GAAP Financial Measures” section).
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
We have presented results of operations, including the related discussion and analysis for:
•The thirteen weeks period ended April 1, 2023 compared to the thirteen weeks period ended April 2, 2022.

Components of Results of Operations
Product Revenues. Product revenues represent the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination (Janus Core) and at the point of shipping (all other operating segments). We expect our product revenue may vary from period to period on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels, Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
Service revenues. Service revenues reflect installation services to customers for steel facilities, steel roll-up and swing doors, hallway systems, and relocatable storage units which is recognized over time based on the satisfaction of our performance obligation. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and R3 of damaged, or end-of-life products or rebranding of facilities due to market consolidation. Service obligations are primarily short term and completed within a one-year time period. We expect our service revenue to increase as we add new customers and our existing customers continue to add more and more content per square foot.
Product cost of revenues. Cost of products includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations as well as overhead and indirect costs. We expect cost of revenues to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
Service cost of revenues. Cost of services includes third-party installation subcontractor costs directly associated with the installation of our products. Our cost of revenues include purchase price variance, cost of spare or replacement parts, warranty costs, excess and obsolete inventory charges, shipping costs, and an allocated portion of overhead costs, including depreciation. We expect cost of revenues to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
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
Service revenue is driven by the product revenue and the increase in value-added services, such as pre-work planning, site drawings, installation and general contracting, project management, and third-party security. Janus differentiates itself through on-time delivery, efficient installation, customer service satisfaction, and a reputation for high quality products.
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
Factors Affecting Operating Costs
Janus’ operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and general and administrative (“G&A”) expenses.
Janus’ largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’ control and have a direct impact on the financial results. In 2021 and 2022, Janus entered into agreements with two of its largest suppliers in order to lock in steel coil prices for part of Janus’ production needs. These agreements are renewed annually and partially mitigate the potential impacts of short-term steel coil price fluctuations. These arrangements allow Janus to purchase quantities of product within specified ranges as outlined in the contracts.
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
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue.

Results of Operations

For the three month period ended April 1, 2023 compared to the period ended April 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022	$	%
REVENUES
Product revenues	$209,664	$197,306	$12,358	6.3%
Service revenues	42,240	32,214	10,026	31.1%
Total revenues	$251,904	$229,520	$22,384	9.8%
Product cost of revenues	120,068	128,560	(8,492)	(6.6)%
Service cost of revenues	31,903	24,390	7,513	30.8%
Cost of Revenues	151,971	152,950	(979)	(0.6)%
GROSS PROFIT	$99,933	$76,570	$23,363	30.5%
OPERATING EXPENSE
Selling and marketing	14,821	13,349	1,472	11.0%
General and administrative	34,100	28,106	5,994	21.3%
Operating Expenses	$48,921	$41,455	$7,466	18.0%
INCOME FROM OPERATIONS	$51,012	35,115	$15,897	45.3%
Interest expense	(15,998)	(8,775)	(7,223)	82.3%
Other income (expense)	(15)	(29)	14	(48.3)%
INCOME BEFORE TAXES	$34,999	$26,311	$8,688	33.0%
Provision for Income Taxes	9,017	6,607	2,410	36.5%
NET INCOME	$25,982	$19,704	$6,278	31.9%

Revenue (dollar amounts in tables in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022	Organic Growth	%
Sales of products	$209,664	$197,306	$12,358	6.3%
Sales of services	42,240	32,214	10,026	31.1%
Total	$251,904	$229,520	$22,384	9.8%
The $22.4 million revenue increase for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022 is primarily attributable to the positive impact from commercial actions taken in 2022.

The following table and discussion compares Janus’ sales by sales channel (dollar amounts in tables in thousands).

	Three Months Ended				Variance
Consolidated	April 1, 2023	% of sales	April 2, 2022	% of sales	$	%
New Construction - Self Storage	$83,144	33.0%	$81,001	35.3%	$2,143	2.6%
R3 - Self Storage	85,437	33.9%	67,328	29.3%	18,109	26.9%
Commercial and Other	83,323	33.1%	81,191	35.4%	2,132	2.6%
Total	$251,904	100.0%	$229,520	100.0%	$22,384	9.8%
New construction sales increased by $2.1 million or 2.6% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022. The increase in the three month period ended April 1, 2023 is primarily due to commercial initiatives.
R3 sales increased by $18.1 million or 26.9% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, due to the increase of conversions and expansions as self-storage capacity continues to be brought online through R3 as opposed to greenfield sites coupled with the positive impacts from commercial actions.
Commercial and other sales increased by $2.1 million or 2.6% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, due to Janus Core and ASTA’s continued sales across the various end-markets that the segment serves and favorable market gains due to share gains in both the commercial steel roll up door market and ASTA’s rolling steel product line. In addition, the commercial and other sales channel continued to benefit from the commercial actions.
Cost of Sales and Gross Margin
Gross margin increased by 6.3% to 39.7% for the three month period ended April 1, 2023, from 33.4% for the three month period ended April 2, 2022. This increase is primarily due to the commercial and cost containment initiatives taking effect in third quarter 2022 which was offset by continued increased raw material, labor and logistics costs.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022	$	%
Product cost of revenues	$120,068	$128,560	$(8,492)	(6.6)%
Service cost of revenues	$31,903	$24,390	$7,513	30.8%
Cost of Revenues	$151,971	$152,950	$(979)	(0.6)%
The cost of revenues decrease of $1.0 million or 0.6% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022. The decrease in product cost of revenues of $8,492 for the three months ended April 1, 2023, is primarily attributable to the decline in steel coil pricing due to supplier agreements Janus entered into in 2022, while the increase in service cost of revenue for the three months ended April 1, 2023, was due to the increase in service costs to support the service revenue growth of 31.1%
Operating Expenses - Selling and marketing
Selling and marketing expense increased $1.5 million or 11.0% for the three month period ended April 2, 2022 compared to the three month period ended April 1, 2023. This is primarily due to increased travel and payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses increased $6.0 million or 21.3% for the three month period ended April 2, 2022 compared to the three month period ended April 1, 2023. The increase for the three month period is primarily due to an increase in health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth.
Interest Expense
Interest expense increased $7.2 million or 82.3% for the three month period ended April 2, 2022 compared to the three month period ended April 1, 2023, primarily due to the increase in interest rates in 2023. (See “Liquidity and Capital Resources” section).
Income Taxes
Income tax expense increased by $2.4 million or 36.5% from $6.6 million for the three month period ended April 2, 2022, to $9.0 million expense for the three month period ended April 1, 2023, due to statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences.

Net Income

The $6.3 million or 31.9% increase in net income for the three month period ended April 1, 2023 as compared to the three month period ended April 2, 2022, respectively, is largely due to an increase in revenue offset by an increase in general and administrative expenses and interest expense for the three month period ended April 1, 2023.
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

Results of Operations - Janus North America
For the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022
			$	%
REVENUES
Product revenues	$204,439	$200,157	$4,282	2.1%
Service revenues	33,775	25,099	8,676	34.6%
Total revenues	$238,214	$225,256	$12,958	5.8%
Product cost of revenues	119,347	134,134	(14,787)	(11.0)%
Service cost of revenues	25,379	18,836	6,543	34.7%
Cost of Revenues	144,726	152,970	(8,244)	(5.4)%
GROSS PROFIT	$93,488	$72,286	$21,202	29.3%
OPERATING EXPENSE
Selling and marketing	13,900	12,617	1,283	10.2%
General and administrative	30,710	24,814	5,896	23.8%
Operating Expenses	$44,610	$37,431	$7,179	19.2%
INCOME FROM OPERATIONS	$48,878	$34,855	$14,023	40.2%
Revenue (dollar amounts in tables in thousands)

	Three Months Ended		Organic Growth
	April 1, 2023	April 2, 2022	$	%
Product revenues	$204,439	$200,157	$4,282	2.1%
Service revenues	$33,775	$25,099	$8,676	34.6%
Total	$238,214	$225,256	$12,958	5.8%
The $13.0 million and or 5.8% revenue growth increase is primarily attributable to R3 sales channel growth due to new capacity additions and the positive impact from commercial actions.

The following table and discussion compares Janus North America sales by sales channel (dollar amounts in thousands).

	Three Months Ended				Variance
	April 1, 2023	% of Total Sales	April 2, 2022	% of Total Sales
					$	%
New Construction - Self Storage	$68,243	28.6%	$75,709	33.6%	$(7,466)	(9.9)%
R3 - Self Storage	$82,253	34.5%	$61,572	27.3%	$20,681	33.6%
Commercial and Other	$87,718	36.9%	$87,975	39.1%	$(257)	(0.3)%
Total	$238,214	100.0%	$225,256	100.0%	$12,958	5.8%
New Construction sales decreased by $7.5 million or 9.9% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, primarily due to the first quarter of 2022 benefiting from pent up demand in greenfield projects caused by permitting delays associated with the COVID-19 global pandemic in the three month period ended April 2, 2022, offset by commercial initiatives.
R3 sales increased by $20.7 million or 33.6% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, respectively, primarily due to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.
Commercial and Other sales decreased by $0.3 million or 0.3% for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, due to primarily due to the first quarter of 2022 benefiting from strong market competitions in Janus Core and ASTA commercial steel roll up door and rolling steel product line market, due to pent up demand in the three month period ended April 2, 2022, offset by commercial initiatives implemented due to the inflationary increases of raw materials, labor, and logistics costs.
Cost of Revenues and Gross Margin
Gross Margin increased by 7.1% to 39.2% for the three month period ended April 1, 2023, from 32.1% for the three month period ended April 2, 2022 is primarily attributable to the decline in steel coil pricing due to supplier agreements Janus entered into in 2022, and an increase in service revenues for the three months ended April 1, 2023, primarily due to project mix and timing.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022	$	%
Product cost of revenues	$119,347	$134,134	$(14,787)	(11.0)%
Service cost of revenues	$25,379	$18,836	$6,543	34.7%
Cost of Revenues	$144,726	$152,970	$(8,244)	(5.4)%
The $8.2 million or 5.4% decrease in cost of revenues for the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022, is primarily due to increased revenue coupled with a decrease in cost of revenues due to the commercial and cost containment initiatives taken in 2022.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $1.3 million or 10.2% from $12.6 million for the three month period ended April 2, 2022 to $13.9 million for the three month period ended April 1, 2023 primarily due to increased travel and payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses increased $5.9 million or 23.8% from $24.8 million for the three month period ended April 2, 2022 to $30.7 million for the three month period ended April 1, 2023. The increase for the three month period is primarily due to an increase in health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth.
Income from Operations
Income from operations increased by $14.0 million or 40.2% from $34.9 million for the three month period ended April 2, 2022 to $48.9 million for the three month period ended April 1, 2023, primarily due to an increase in revenue and a reduction in cost of revenues, partially offset by an increase in selling and general and administrative expenses.

INTERNATIONAL
Results of Operations - Janus International- For the three month period ended April 1, 2023 compared to the three month period ended April 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022
			$	%
REVENUE
Product revenues	$13,106	$10,798	$2,308	21.4%
Service revenues	8,466	7,116	1,350	19.0%
Total revenues	$21,572	$17,914	$3,658	20.4%
Product cost of revenues	8,458	8,088	370	4.6%
Service cost of revenues	6,523	5,553	$970	17.5%
Cost of Revenues	14,981	13,641	1,340	9.8%
GROSS PROFIT	$6,591	$4,273	$2,318	54.2%
OPERATING EXPENSE
Selling and marketing	923	732	191	26.1%
General and administrative	3,389	3,292	97	2.9%
Operating Expenses	$4,312	$4,024	$288	7.2%
INCOME FROM OPERATIONS	$2,279	$249	$2,030	815.3%
Revenue (dollar amounts in tables in thousands)

	Three Months Ended		Organic Growth
	April 1, 2023	April 2, 2022	$	%
Product revenues	$13,106	$10,798	$2,308	21.4%
Service revenues	$8,466	$7,116	$1,350	19.0%
Total	$21,572	$17,914	$3,658	20.4%
The $3.7 million or 20.4% increase in revenue is due to organic growth driven by increased sales volumes, improved market conditions and commercial actions instituted.
The following table illustrates the sales by channel for the three month period ended April 1, 2023 and April 2, 2022.

(Dollar amounts in tables in thousands)

	Three Months Ended			% of Total Sales	Variance
	April 1, 2023	% of Total Sales	April 2, 2022		$	%
New Construction - Self Storage	$18,538	85.9%	$11,897	66.4%	$6,641	55.8%
R3 - Self Storage	3,034	14.1%	$6,017	33.6%	$(2,983)	(49.6)%
Total	$21,572	100.0%	$17,914	100.0%	$3,658	20.4%

New Construction sales increased by $6.6 million or 55.8% to $18.5 million for the three month period ended April 1, 2023 compared to $11.9 million for the three month period ended April 2, 2022. The increase was due to increased volumes, commercial actions, and higher occupancy rates at existing facilities.
R3 sales decreased by $3.0 million or 49.6% to $3.0 million for the three month period ended April 1, 2023 from $6.0 million for the three month period ended April 2, 2022 primarily due to project timing and mix factors affecting the first quarter of 2023.
Cost of Revenues and Gross Margin
Gross Margin increased by 6.7% to 30.6% for the three month period ended April 1, 2023, from 23.9% for the three month period ended April 2, 2022. The increase in the Gross Margin for three month period ended April 1, 2023 is due primarily to increased revenue resulting in improved absorption.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022	$	%
Product cost of revenues	$8,458	$8,088	$370	4.6%
Service cost of revenues	$6,523	$5,553	$970	17.5%
Cost of Sales	$14,981	$13,641	$1,340	9.8%
Cost of revenues increased by $1.3 million or 9.8% from $13.6 million for the three month period ended April 2, 2022, to $15.0 million for the three month period ended April 1, 2023, due to an increase in revenues coupled with an increase in raw material costs related to an increase in mezzanine product sales.
Operating Expenses - Selling and marketing
Selling and marketing expense increased by $0.2 million or 26.1% from $0.7 million for the three month period ended April 2, 2022 to $0.9 million for the three month period ended April 1, 2023.
Operating Expenses - General and administrative
General and administrative expenses increased by $0.1 million or 2.9% from $3.3 million for the three month period ended April 2, 2022 to $3.4 million for the period ended April 1, 2023.
Income from Operations
Income from operations increased from $0.2 million for the three month period ended April 2, 2022 to $2.3 million for the three month period ended April 1, 2023. The increase for the period is primarily due to an increase in revenue.

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
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated (dollar amounts in tables in thousands):

	Three Months Ended		Variance
	April 1, 2023	April 2, 2022
			$	%
Net Income	$25,982	$19,704	$6,278	31.9%
Interest Expense	15,998	8,775	7,223	82.3%
Income Taxes	9,017	6,607	2,410	36.5%
Depreciation	2,180	1,857	323	17.4%
Amortization	7,416	7,225	191	2.6%
EBITDA	$60,593	$44,168	$16,425	37.2%
COVID-19 related expenses(1)	—	109	(109)	(100.0)%
Restructuring charges(2)	590	103	487	472.8%
Acquisition Expense(3)	—	287	(287)	(100.0)%
Adjusted EBITDA	$61,183	$44,667	$16,516	37.0%
(1)Adjustment consists of signage, cleaning and supplies to maintain work environments necessary to adhere to CDC guidelines during the COVID-19 pandemic. See “Impact of COVID-19” section.
(2)Adjustments consist of the following: 1) facility relocations, 2) severance and hiring costs associated with our strategic transformation, including executive leadership team changes, strategic business assessment and transformation projects.
(3)Expenses related to the transition services agreement for the DBCI acquisition which closed August 18, 2021.

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
LIBOR Reform
In connection with the potential transition away from the use of the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark, we are currently in the process of identifying and managing the potential impact to Janus. The majority of Janus’ exposure to LIBOR relates to the Amendment No. 4 First Lien note payable which is discussed further below.
Debt Profile (dollar amounts in table in thousands)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					April 1, 2023	December 31, 2022
Notes Payable - Amendment No. 4 First Lien	$726,413	February 12, 2018	February 12, 2025	8.09%[1]	$662,295	$714,312
Financing leases					2,044	1,043
Total principal debt					664,339	715,355
Less: unamortized deferred finance fees					5,872	7,158
Less: current portion of long-term debt					8,649	8,347
Long-term debt, net of current portion					$649,818	$699,850
(1)The interest rate on the Amendment No. 4 First Lien term loan as of April 1, 2023, was 8.09%, which is a variable rate based on LIBOR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%.
As of April 1, 2023 and December 31, 2022, the Company maintained one letter of credit totaling approximately $0.4 million and $0.4 million, respectively, on which there were no balances due.
On August 18, 2021, the Company completed a refinancing in the form of the Amendment No. 4 First Lien, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen, new borrowings of $155.0 million and a consolidation of the prior outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.4 First Lien is comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 million with interest payable in arrears. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective rate of 8.09% as of April 1, 2023). The debt is secured by substantially all business assets.
The revolving line of credit facility and Amendment No. 4 First Lien note payable contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.

The line of credit facility also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of April 1, 2023, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
On August 18, 2021, the Company increased the existing available line of credit facility with a domestic bank, from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 12, 2023 to August 12, 2024. There was $— million outstanding balance on the line of credit as of April 1, 2023 and December 31, 2022. The interest rate on the facility is based on a Base Rate, unless a LIBOR Rate option is chosen by Janus. If the LIBOR Rate is elected, the interest computation is equal to the LIBOR Rate, subject to a 1.00% floor, plus the LIBOR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of April 1, 2023 and December 31, 2022 the interest rate in effect for the facility was 8.3% and 7.8%, respectively. The line of credit is secured by accounts receivable and inventories.
Statement of cash flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Three month period ended April 1, 2023 compared to the three month period ended April 2, 2022:
(dollar amounts in thousands)

	April 1, 2023	April 2, 2022	Variance
			$	%
Net cash provided by (used in) operating activities	$50,246	$24,777	$25,469	102.8%
Net cash provided by (used in) investing activities	(7,055)	(2,880)	(4,175)	145.0%
Net cash provided by (used in) financing activities	(52,158)	(8,405)	(43,753)	520.6%
Effect of foreign currency rate changes on cash	233	(58)	291	(501.7)%
Net increase (decrease) in cash	$(8,734)	$13,434	$(22,168)	(165.0)%
Net cash provided by operating activities

Net cash provided by operating activities increased by $25.5 million to $50.2 million for the three month period ended April 1, 2023 compared to $24.8 million for the three month period ended April 2, 2022. This was primarily due to an increase of $7.5 million to net income and noncash adjustments, as well as gaining efficiencies within our net working capital balances as the three month period ended April 2, 2022 had an increase in net working capital balances of $7.9 million, while the three month period ending April 1, 2023 had a decrease of net working capital balances of $10.1 million.
Net cash used in investing activities

Net cash used in investing activities increased by $4.2 million for the three month period ended April 1, 2023 as compared to the three month period ended April 2, 2022. This increase was driven by $3.2 million increase in capital expenditures and a $1.0 million increase in cash paid for the Indemnity holdback liability related to the ACT acquisition for the period ended April 1, 2023 as compared with the period ended April 2, 2022 to continue to support our strategic growth initiatives.
Net cash used in financing activities
Net cash used in financing activities increased by $43.8 million for the period ended April 1, 2023 as compared to the period ended April 2, 2022. This increase was driven primarily by an increase in principal payments on long-term debt due to a $50.0 million voluntary principal payment in the period ended April 1, 2023, this was partially offset by a $6.4 million payment on the line of credit in the period ended April 2, 2022.
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

Contractual Obligations
Summarized below are our contractual obligations as of April 1, 2023 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in thousands):

	Total	2023	2024-2025	2026-2027	Thereafter
Debt Obligations	$664,339	$6,524	$657,507	$297	$11
Supply Contracts (1)	20,756	7,576	13,180	—	—
ASC 842 Liabilities	45,043	4,425	10,021	8,050	22,547
Total	$730,138	$18,525	$680,708	$8,347	$22,558
(1)Supply Contracts relate to the multiple fixed price agreements.
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
ASC 842 liabilities consist of operating lease liabilities for real and personal property leases with various lease expiration dates (see Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion). The amount listed in the thereafter category is primarily comprised of five real property leases with expiration dates ranging from 2026 – 2036.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, the Company also had another commitment for which it is contingently liable as of April 1, 2023 and December 31, 2022 consisting of an outstanding letter of credit of $0.4 million.
Critical Accounting Policies and Estimates
For the critical Accounting Policies and Estimates used in preparing Janus’ Unaudited Condensed Consolidated Financial Statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations, and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting estimates requiring significant judgement that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.
Recently Issued Accounting Standards
See Note 2 to our Condensed Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in exposures to market risk since December 31, 2022. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As discussed in Item 9A “Controls and Procedures” in our 2021 Annual Report on Form 10-K, the Company identified unremediated material weaknesses related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) as of December 31, 2022.
Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded, as of such date, our disclosure controls and procedures were ineffective due to the existence of the material weaknesses discussed further below.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weaknesses
Remediation of the identified material weaknesses and strengthening our internal control environment is a priority for us. Management continues to make progress towards remediating the control deficiencies contributing to the material weaknesses. The remedial actions include, but are not limited to, the following:

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

10.1+	Form of Restricted Stock Unit Agreement (Non-Executive Employees)
10.2+	Form of Restricted Stock Unit Agreement (Executives).
10.3+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement
10.4+	Form of Stock Option Grant Notice
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
*    Filed herewith.
** The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+ Management contract or compensatory plan or arrangement.
^ Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 11, 2023	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer