Form 10-Q
period 2023-07-01
Janus International Group, Inc.
filed 2023-08-10
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, 146,827,066 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

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
•the possibility that the COVID-19 pandemic, or another major disease, disrupts Janus's business;
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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(dollar amounts in thousands, except share and per share data - Unaudited)

	July 1,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$110,707	$78,373
Accounts receivable, less allowance for credit losses; $5,389 and $4,549, at July 1, 2023 and December 31, 2022, respectively	156,018	155,397
Contract assets	50,171	39,251
Inventory, net	59,573	67,677
Prepaid expenses	10,125	9,098
Other current assets	3,912	13,381
Total current assets	$390,506	$363,177
Right-of-use assets, net	43,428	44,305
Property and equipment, net	47,183	42,083
Intangible assets, net	390,186	404,385
Goodwill	368,523	368,204
Deferred tax asset, net	46,601	46,601
Other assets	1,702	1,863
Total assets	$1,288,129	$1,270,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,666	$52,268
Billing in excess of costs	18,840	21,445
Current maturities of long-term debt	8,854	8,347
Accrued expenses and other current liabilities	72,248	70,551
Total current liabilities	$155,608	$152,611
Long-term debt, net	649,220	699,850
Deferred tax liability, net	1,751	1,927
Other long-term liabilities	38,576	40,944
Total liabilities	$845,155	$895,332
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 146,825,494 and 146,703,894 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	15	15
Treasury stock, at cost, 18,638 and zero shares as of July 1, 2023 and December 31, 2022, respectively	(184)	—
Additional paid-in capital	285,495	281,914
Accumulated other comprehensive loss	(3,474)	(4,796)
Retained earnings	161,122	98,153
Total stockholders’ equity	$442,974	$375,286
Total liabilities and stockholders’ equity	$1,288,129	$1,270,618
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in thousands, except share and per share data - Unaudited)

	Three Months Ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

REVENUES
Product revenues	$232,831	$219,022	$448,239	$420,849
Service revenues	37,780	28,692	74,277	56,385
Total Revenues	270,611	247,714	522,516	477,234
Product cost of revenues	126,342	142,391	250,701	274,165
Service cost of revenues	27,949	21,342	55,561	42,519
Cost of Revenues	154,291	163,733	306,262	316,684
GROSS PROFIT	116,320	83,981	216,254	160,550
OPERATING EXPENSE
Selling and marketing	16,721	14,389	31,542	27,739
General and administrative	35,316	29,743	69,416	57,849
Operating Expenses	52,037	44,132	100,958	85,588
INCOME FROM OPERATIONS	64,283	39,849	115,296	74,962
Interest expense	(14,797)	(8,868)	(30,796)	(17,643)
Other expense	(145)	(342)	(161)	(369)
INCOME BEFORE TAXES	49,341	30,639	84,339	56,950
Provision for Income Taxes	12,354	7,802	21,370	14,409
NET INCOME	$36,987	$22,837	$62,969	$42,541
Other Comprehensive Income (Loss)	631	(3,387)	1,322	(3,901)
COMPREHENSIVE INCOME	37,618	19,450	64,291	38,640
Net income attributable to common stockholders	$36,987	$22,837	$62,969	$42,541
Weighted-average shares outstanding, basic and diluted (Note 12)
Basic	146,765,631	146,575,720	146,734,762	146,568,719
Diluted	146,772,157	146,717,937	146,762,029	146,648,306
Net income per share, basic and diluted (Note 12)
Basic	$0.25	$0.16	$0.43	$0.29
Diluted	$0.25	$0.16	$0.43	$0.29
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity
(dollar amounts in thousands, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	146,561,717	$15	$277,799	$(949)	$(8,578)	$268,287
Share-based compensation	—	—	—	—	600	—	—	600
Cumulative effect of change in accounting principle(a)	—	—	—	—	—	—	(924)	(924)
Cumulative translation adjustment	—	—	—	—	—	(514)	—	(514)
Net income	—	—	—	—	—	—	19,704	19,704
Balance as of April 2, 2022	—	$—	146,561,717	$15	$278,399	$(1,463)	$10,202	$287,153
Share-based compensation	—	—	77,660	—	910	—	—	910
Cumulative translation adjustment	—	—	—	—	—	(3,387)	—	(3,387)
Net income	—	—	—	—	—	—	22,837	22,837
Balance as of July 2, 2022	—	$—	146,639,377	$15	$279,309	$(4,850)	$33,039	$307,513
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

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	146,703,894	$15	—	$—	$281,914	$(4,796)	$98,153	$375,286
Issuance of restricted units	—	—	58,790	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(18,520)	—	18,520	(183)	—	—	—	(183)
Share-based compensation	—	—	—	—	—	—	1,830	—	—	1,830
Cumulative translation adjustment	—	—	—	—	—	—	—	691	—	691
Net income	—	—	—	—	—	—	—	—	25,982	25,982
Balance as of April 1, 2023	—	$—	146,744,164	$15	18,520	$(183)	$283,744	$(4,105)	$124,135	$403,606
Issuance of restricted units	—	—	81,448	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(118)	—	118	(1)	—	—	—	(1)
Share-based compensation	—	—	—	—	—	—	1,751	—	—	1,751
Cumulative translation adjustment	—	—	—	—	—	—	—	631	—	631
Net income	—	—	—	—	—	—	—	—	36,987	36,987
Balance as of July 1, 2023	—	$—	146,825,494	$15	18,638	$(184)	$285,495	$(3,474)	$161,122	$442,974

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands - Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022

Cash Flows Provided By Operating Activities
Net income	$62,969	$42,541
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	4,369	3,835
Reduction in carrying amount of right-of-use assets	3,048	2,615
Change in inventory obsolescence reserve	(829)	(253)
Amortization of intangibles	14,837	14,871
Deferred finance fee amortization	2,196	1,832
Provision for losses on accounts receivable	844	1,158
Share-based compensation	3,581	1,510
Loss (gain) on sale of equipment	54	(28)
Loss on abandonment of lease	—	571
Loss (gain) on equity investment	53	(60)
Changes in operating assets and liabilities
Accounts receivable	(973)	(26,682)
Contract assets	(10,776)	1,406
Prepaid expenses and other current assets	8,410	2,481
Inventory	9,125	(9,920)
Other assets	2,002	39
Accounts payable	3,188	1,464
Billings in excess of costs	(2,866)	2,877
Accrued expenses and other current liabilities	2,006	4,094
Long-term liabilities	(4,639)	(1,199)
Net Cash Provided By Operating Activities	$96,599	$43,152
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	$17	$45
Purchases of property and equipment	(9,602)	(5,268)
Cash paid for acquisitions, net of cash acquired	(1,002)	—
Net Cash Used In Investing Activities	$(10,587)	$(5,223)
Cash Flows Used In Financing Activities
Payments on line of credit	$—	$(6,369)
Principal payments on long-term debt	(54,034)	(4,034)
Principal payments under finance lease obligations	(268)	(66)
Cash Used In Financing Activities	$(54,302)	$(10,469)
Effect of exchange rate changes on cash	$624	$66
Net Increase in Cash	$32,334	$27,526
Cash, Beginning of Period	$78,373	$13,192
Cash, End of Period	$110,707	$40,718
Supplemental Cash Flows Information
Interest paid	$28,448	$18,296
Income taxes paid	$11,226	$11,889
Cash paid for operating leases included in operating activities	$4,101	$3,832
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$39	$42,380
Right-of-use assets obtained in exchange for finance lease obligations	$2,102	$706
RSU Shares withheld related to employee taxes	$184	$—
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
Assets held at foreign locations were approximately $65,393 and $61,144 as of July 1, 2023 and December 31, 2022, respectively. Revenues earned at foreign locations totaled approximately $21,209 and $20,324 for the three months ended July 1, 2023 and July 2, 2022, respectively, and $42,782 and $38,238 for the six months ended July 1, 2023 and July 2, 2022, respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP and pursuant to the applicable rules and regulations of the SEC. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 1, 2023, and its results of operations, including its comprehensive income and stockholders’ equity for the six months ended July 1, 2023 and July 2, 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statement, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K, for the year ended December 31, 2022.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s joint venture is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications had no effect on our previously reported results of operations or retained earnings.

Prior Period Financial Statement Correction of Immaterial Error
Subsequent to the issuance of the fiscal year 2022 Form 10-K consolidated financial statements, an immaterial error was identified relating to certain contracts that were recognized as revenue based on two performance obligations, but it was subsequently determined that the performance obligations were not distinct within the context of the contract with the customer. The correction of this immaterial error led to a presentation change on the condensed consolidated statement of operations and comprehensive income and in Footnote 13 to the condensed consolidated financial statements for the three and six-month periods ended July 2, 2022, as illustrated in the table below. These presentation changes had no effect on our previously reported results of operations or retained earnings.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The effect of correcting the immaterial error in the condensed consolidated financial statements for the three and six month periods ended July 1, 2023 is shown in the following table:

	As previously reported	Correction	As adjusted
Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended July 2, 2022
Product Revenues	$213,969	$5,053	$219,022
Service Revenues	33,745	(5,053)	28,692
	$247,714	$—	$247,714
Six Months Ended July 2, 2022
Product Revenues	411,274	9,575	420,849
Service Revenues	65,960	(9,575)	56,385
	$477,234	$—	$477,234
Footnote 13. Revenue Recognition
Reportable Segments by Timing of Revenue Recognition
Three Months Ended July 2, 2022
Janus North America
Product revenues transferred at a point in time	$215,865	$(19,922)	$195,943
Product revenues transferred over time	—	24,975	24,975
Services revenues transferred over time	25,597	(5,053)	20,544
	$241,462	$—	$241,462
Six Months Ended July 2, 2022
Janus North America
Product revenues transferred at a point in time	$416,023	$(43,180)	$372,843
Product revenues transferred over time	—	52,754	52,754
Services revenues transferred over time	50,696	(9,574)	41,122
	$466,719	$—	$466,719
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The fair value of cash, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt approximates its carrying amount as of July 1, 2023 and December 31, 2022 due to its variable interest rate that is tied to the current SOFR rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s debt, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy.
Significant Accounting Policies
The Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are stated at estimated net realizable value from the sale of products and services to established customers. All trade receivables are due in one year or less. The Company pools accounts receivable by customer type, commercial and self-storage, and by business units due to the similarity of risk characteristics within each group.
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
At origination, we evaluate credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends, macroeconomic factors and other internal metrics. On an ongoing basis, we monitor credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of loss. In determining past-due status, we consider the receivable past due when any installment is over 30 days past due. Receivable balances are written off to the allowance for credit losses when, in the judgment of management, they are considered uncollectible. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days, taking into consideration the financial condition of the customer.
The Company uses the loss-rate method in the CECL analysis for trade receivables and contract assets. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical collection experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. The Company's estimate reflects changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowance.
The activity for the allowance for credit losses during the six months ended July 1, 2023 and the fiscal year ended December 31, 2022, is as follows:

	July 1, 2023	December 31, 2022
Balance at beginning of period	$4,549	$5,449
CECL Adoption (1)	—	366
Write-offs	(4)	(2,949)
Provision (reversal), net	844	1,683
Balance at end of period	$5,389	$4,549

(1) On January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduced a new model known as CECL.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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

The activity related to product warranty liabilities recorded in Accrued expenses and other current liabilities, during the six months ended July 1, 2023 and the fiscal year ended December 31, 2022, is as follows:

	July 1, 2023	December 31, 2022
Balance at beginning of period	$876	$736
Aggregate changes in the product warranty liability	608	140
Balance at end of period	$1,484	$876
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of July 1, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. Effective April 2, 2023, the Company transitioned its credit agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company adopted this guidance prospectively on April 2, 2023, and the adoption did not have a material impact on the Consolidated Condensed Financial Statements.
Recently Issued Accounting Pronouncements
Although there are several other new accounting pronouncements issued or proposed by the FASB, which will be adopted as applicable, management does not believe any of these accounting pronouncements will have a material impact on the Company’s consolidated financial position or results of operations.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
3. Inventories
Inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out (FIFO) method. The major components of inventories as of July 1, 2023 and December 31, 2022 are as follows:

	July 1,	December 31,
	2023	2022
Raw materials	$41,954	$49,788
Work-in-process	581	1,566
Finished goods	17,038	16,323
Inventory, net	$59,573	$67,677
The Company has recorded a reserve for inventory obsolescence as of July 1, 2023 and December 31, 2022, of approximately $2,872 and $2,034, respectively.
4. Property and Equipment
Property, equipment, and other fixed assets as of July 1, 2023 and December 31, 2022 are as follows:

		July 1,	December 31,
	Useful Life	2023	2022
Land	Indefinite	$4,501	$4,501
Building	39 years	2,459	2,459
Manufacturing machinery and equipment	3-7 years	40,689	38,814
Leasehold improvements	Over the shorter of the lease term or respective useful life	9,731	8,327
Computer and software	3 years	3,877	9,580
Furniture and fixtures, and vehicles	3-7 years	8,457	3,623
Construction in progress	—	8,095	1,852
		$77,809	$69,156
Less: accumulated depreciation		(30,626)	(27,073)
		$47,183	$42,083
Depreciation expense was approximately $2,189 and $1,978 for the three month periods ended July 1, 2023 and July 2, 2022, respectively, and $4,369 and $3,835 for the six months ended July 1, 2023 and July 2, 2022, respectively.

5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at July 1, 2023 and December 31, 2022, are as follows:

		July 1,			December 31,
		2023			2022
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets	Useful Life
Customer relationships	10-15 years	$408,853	$139,910	$268,943	$408,246	$125,613	$282,633
Tradenames and trademarks	Indefinite	107,613	—	107,613	107,378	—	107,378
Software development	10-15 years	20,320	6,808	13,512	20,320	6,085	14,235
Noncompete agreements	3-8 years	396	278	118	394	255	139
Backlog	< 1 year	—	—	—	41,390	41,390	—
		$537,182	$146,996	$390,186	$577,728	$173,343	$404,385
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an approximate $638 gain and $1,972 gain for the periods ended July 1, 2023 and December 31, 2022, respectively. The amortization of intangible assets is included in the general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Amortization expense was approximately $7,421 and $7,646 for the three month periods ended July 1, 2023 and July 2, 2022, respectively, and $14,837 and $14,871 for the six months ended July 1, 2023 and July 2, 2022, respectively.
The changes in the carrying amounts of goodwill for the period ended July 1, 2023 were as follows:

Balance as of December 31, 2022	$368,204
Foreign Currency Translation Adjustment	319
Balance as of July 1, 2023	$368,523

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows:

	July 1,	December 31,
	2023	2022
Customer deposits	$34,089	$29,581
Employee compensation	13,474	16,520
Current operating lease liabilities	5,248	5,310
Sales tax payable	5,800	5,144
Income taxes	1,026	773
Accrued professional fees	2,652	3,594
Product warranties	1,256	876
Accrued freight	951	1,177
Interest payable	386	235
Indemnity holdback liability	—	1,002
Other liabilities	7,366	6,339
Total	$72,248	$70,551
Other liabilities as of July 1, 2023 and December 31, 2022 consists of property tax, credit card and various other accruals.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
7. Line of Credit
On April 10, 2023, the Company entered into Amendment Number Three to the ABL Credit and Guarantee Agreement (the “LOC Amendment”) to that certain ABL Credit and Guarantee Agreement, dated as of February 12, 2018 (the “LOC Agreement”). The Amendment, among other things, (i) replaced the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the ABL Credit and Guarantee Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updates certain other provisions of the ABL Credit and Guarantee Agreement to reflect the transition from LIBOR to SOFR.
The current line of credit facility is for $80,000 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a SOFR Rate (as defined in the LOC Agreement) option is chosen by the Company. If the SOFR Rate is elected, the interest computation is equal to the SOFR Rate plus the SOFR Rate Margin of 1.25%, as of July 1, 2023. If the Base Rate (as defined in the LOC Agreement) is elected, the interest computation is equal to the Base Rate of the greatest of (a) the federal funds rate plus .5%, (b) the SOFR rate plus 1%, or (c) the financial institution’s Prime Rate (as defined in the LOC Agreement), plus the Base Rate Margin (as defined in the LOC Agreement) of .25% as of July 1, 2023. At the beginning of each quarter, the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter.
As of July 1, 2023 and December 31, 2022, the interest rate in effect for the facility was 8.5% and 7.8%, respectively. The line of credit is collateralized by accounts receivable and inventories.
The Company has incurred deferred loan costs in the amount of $1,483 which are being amortized over the term of the facility that expires on August 12, 2024, using the straight-line method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $62 was recognized for both the three month periods ended July 1, 2023 and July 2, 2022, and $123 was recognized for both the six month periods ended July 1, 2023 and July 2, 2022. The unamortized portion of the fees as of July 1, 2023 and December 31, 2022 was approximately $279 and $402, respectively. There were no borrowings outstanding on the line of credit as of July 1, 2023 and December 31, 2022.
8. Long-Term Debt
Long-term debt consists of the following:

	July 1,	December 31,
	2023	2022
Note payable - Amendment No.5 First Lien	$660,279	$714,312
Financing leases	2,880	1,043
	$663,159	$715,355
Less: unamortized deferred finance fees	5,085	7,158
Less: current maturities	8,854	8,347
Total long-term debt	$649,220	$699,850
Notes Payable - Amendment No.4 First Lien - On August 18, 2021, the Company completed an incremental raise in the form of that certain Incremental Amendment No. 4 (the “Amendment No. 4 First Lien”) to the First Lien Term Loan. The Amendment No. 4 First Lien is comprised of a syndicate of lenders modified on August 18, 2021 for an aggregate principal balance of $726,413 with interest payable in arrears. The outstanding loan balance is to be repaid on a quarterly basis of 0.28% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. During the six months ended July 1, 2023, the Company made a voluntary prepayment of $50,000 on the Amendment No. 4 First Lien.
Notes Payable - Amendment No.5 First Lien - On June 20, 2023, the Company entered into Amendment No. 5 (the “Amendment No. 5 First Lien”) to the First Lien Term Loan. The Amendment No. 5 First Lien, among other things, (i) replaces the interest rate based on the London Interbank Offered Rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updates certain other provisions of the Agreement to reflect the transition from LIBOR to SOFR. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of SOFR, plus an applicable margin percent (effective rate of 8.5% as of July 1, 2023). The debt is secured by substantially all business assets.
In connection with the Company entering into the First Lien debt agreement discussed above, deferred finance fees were capitalized and are being amortized using the effective interest method. Amortization of approximately $789 and $858 was recognized for the three months ended July 1, 2023 and July 2, 2022, respectively. $2,073 and $1,709 was recognized for the six months ended July 1, 2023 and July 2, 2022, respectively, as a component of interest expense. The increase during the six months ended July 1, 2023, was primarily a result of the voluntary prepayment as noted above.
As of July 1, 2023 and December 31, 2022, the Company maintained one letter of credit totaling approximately $400 on which there were no balances due.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The components of ROU assets and lease liabilities were as follows:

(in thousands)	Balance Sheet Classification	July 1, 2023	December 31, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$40,607	$43,282
Finance lease assets	Right-of-use assets, net	2,821	1,023
Total leased assets		$43,428	$44,305
Liabilities:
Current:
Operating	Other accrued expenses	$5,248	$5,310
Financing	Current maturities of long-term debt	787	280
Noncurrent:
Operating	Other long-term liabilities	$38,486	$40,907
Financing	Long-term debt	2,093	763
Total lease liabilities		$46,614	$47,260
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	$2,145	$2,018	$4,289	$4,005
Variable lease cost	159	80	321	165
Short-term lease cost	—	—	—	60
Finance lease cost:
Amortization of right-of-use assets	$182	$45	$306	$62
Interest on lease liabilities	49	9	79	12
Total lease cost	$2,535	$2,152	$4,995	$4,304
Other information related to leases was as follows:

	July 1, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating Leases	9.44	9.66
Finance Leases	3.49	3.37
Weighted Average Discount Rate
Operating Leases	7.1%	7.1%
Finance Leases	8.3%	6.6%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As of July 1, 2023, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in thousands)
2023	$4,153
2024	7,531
2025	6,668
2026	6,084
2027	5,309
Thereafter	31,864
Total future lease payments	$61,609
Less: imputed interest	$(17,875)
Present value of future lease payments	$43,734
As of July 1, 2023, future minimum repayments of finance leases were as follows:

(in thousands)
2023	$495
2024	990
2025	990
2026	480
2027	288
Thereafter	86
Total future lease payments	$3,329
Less: imputed interest	$(449)
Present value of future lease payments	$2,880
10. Income Taxes
The Company is taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws. The Company’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Australia, and Singapore as necessary. For tax reporting purposes, the Company includes the taxable income or loss with respect to the 45% ownership in the joint venture operating in Mexico. The Company’s provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset.
The provision for income taxes for the three and six months ended July 1, 2023 and July 2, 2022 includes amounts related to entities within the Company taxed as corporations in the United States, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
During the three months ended July 1, 2023 and July 2, 2022, the Company recorded a total income tax provision of approximately $12,354 and $7,802 on pre-tax income of $49,341 and $30,639 resulting in an effective tax rate of 25.0% and 25.5%, respectively. During the six months ended July 1, 2023 and July 2, 2022, the Company recorded a total income tax provision of approximately $21,370 and $14,409 on pre-tax income of $84,339 and $56,950 resulting in an effective tax rate of 25.3% and 25.3%, respectively.
For the three and six months ended July 1, 2023, effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences. For, the three and six months ended July 2, 2022, effective rates were primarily impacted by statutory rate differentials, changes in estimated tax rates, and permanent differences.

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
The Company measures compensation expense for stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the six months ended July 1, 2023, the Company granted stock-based awards including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and stock options under the Plan. The grant date fair value of RSUs are equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs or stock options are forfeited upon a “Termination of Service”, as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the six months ended July 1, 2023 is as follows:
(dollar amounts in thousands, except share and per share data)

	Six Months Ended July 1, 2023
	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 31, 2022	465,064	$10.5
Granted	593,587	10.4
Vested	(140,238)	10.5
Forfeited	(14,659)	10.2
Unvested, outstanding at July 1, 2023	903,754	$10.5

Stock-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $947 and $679 for the three months ended July 1, 2023 and July 2, 2022, respectively. Total compensation expense related to the above awards was approximately $1,584 and $1,278 for the six months ended July 1, 2023 and July 2, 2022, respectively. As of July 1, 2023, there was an aggregate of $8,494 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 2.62 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s performance metrics. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs awarded for the 2022 and 2023 awards. PSUs are subject to a three-year performance cliff-vesting period.
PSUs activity for the six months ended July 1, 2023 is as follows:
(dollar amounts in thousands, except share and per share data)

	Six months ended July 1, 2023
	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 31, 2022	252,923	$9.5
Granted	229,091	10.6
Vested	—	—
Forfeited	—	—
Unvested, outstanding at July 1, 2023 (1)	482,014	$10.0
1) This number excludes 252,923 performance stock units, which represents the incremental number of units that would be issued based on performance results from previously-granted PSU awards. The PSUs granted in 2022 are currently estimated at 200% of target.
Stock-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Income. Total compensation expense related to the PSUs was approximately $598 and $138 for the three months ended July 1, 2023 and July 2, 2022, respectively.
Total compensation expense related to the performance-based awards was approximately $1,591 and $138 for the six months ended July 1, 2023 and July 2, 2022, respectively. As of July 1, 2023, there was an aggregate of $4,391 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 1.96 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant. Actual payouts can range between 0% and 200%, depending on performance results for the three-year performance period. As of July 1, 2023, the Company deemed the estimate of the PSUs granted in fiscal year ended December 31, 2022 to be issued at 200% of target, and have reflected such estimates within the share-based compensation expense. The Company estimates the PSU’s granted during the period ending July 1, 2023 to be issued at 100% of target.
The Actual payout of the 2022 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 28, 2024. The Actual payout of the 2023 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025.

Stock Options
Stock options are granted by applying a Black-Scholes valuation model to determine the fair value on the grant date. Stock options are subject to a vesting period of either three or four years. Stock option awards typically vest in 33% or 25% annual installments on each annual anniversary of the vesting commencement date for the duration of the vesting period, and expire ten years from the grant date.
The principal assumptions utilized in valuing stock options include, the expected option life, the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option), the expected stock price volatility using the historical and implied price volatility, and the expected dividend yield.
A summary of the assumptions used in determining the fair value of stock options is as follows:
(dollar amounts in thousands, except share and per share data)

Six Months Ended July 1, 2023
Expected life of option (years)	6.00 - 6.25
Risk-free interest rate	2.9% - 3.7%
Expected volatility of the Company’s stock	45% - 48%
Expected dividend yield on the Company’s stock	—%
Stock option activity for the six months ended July 1, 2023 is as follows:

	Six Months Ended July 1, 2023
	Stock Options	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic value
Unvested, outstanding at December 31, 2022	700,729	$4.5	9.8	$0.2
Granted	18,796	5.3	9.7	0.1
Exercised	—	—	—	—
Vested	(175,175)	4.5	8.7	1.2
Forfeited	—	—	—	—
Unvested, outstanding at July 1, 2023	544,350	$4.5	8.9	$—
Vested not exercised at July 1, 2023	175,175	$4.5	8.7	$1.2
Stock-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $206 and $94 for the three months ended July 1, 2023 and July 2, 2022, respectively. Total compensation expense related to stock options was approximately $406 and $94 for the six months ended July 1, 2023 and July 2, 2022, respectively. Total unamortized stock-based compensation expense related to the unvested stock options was approximately $2,338, which the Company expects to amortize over a weighted-average period of 2.84 years.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
12. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three and six months ended July 1, 2023 and July 2, 2022, dilutive potential common shares include stock options and unvested restricted stock units. Dilutive EPS excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income attributable to common stockholders	$36,987	$22,837	$62,969	$42,541
Denominator:
Weighted average number of shares:
Basic	146,765,631	146,575,720	146,734,762	146,568,719
Adjustment for dilutive securities	6,526	142,217	27,267	79,587
Diluted	146,772,157	146,717,937	146,762,029	146,648,306
Basic net income per share attributable to common stockholders	$0.25	$0.16	$0.43	$0.29
Diluted net income per share attributable to common stockholders	$0.25	$0.16	$0.43	$0.29
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
Contract Balances
Contract assets are the rights to consideration in exchange for goods and services that the Company has transferred to a customer. Unbilled receivables result from revenues recognized at a point-in-time and represent an unconditional right to payment subject primarily to the passage of time. Unbilled receivables are recognized as accounts receivable when they are billed. Costs in excess of billings result from revenues recognized over time and represent the net balance of billings that already occurred. Contract liabilities (billings in excess of costs) represent billings to a customer in excess of revenue that has been recognized over time.
Contract balances as of July 1, 2023 were as follows:

Costs in excess of billings at December 31, 2022	$17,008
Unbilled receivables at December 31, 2022	$22,243
Contract assets at December 31, 2022	$39,251

Costs in excess of billings at July 1, 2023	$17,600
Unbilled receivables at July 1, 2023	$32,571
Contract assets at July 1, 2023	$50,171

Billings in excess of cost at December 31, 2022	$21,445
Billings in excess of cost at July 1, 2023	$18,840
During the three and six months ended July 1, 2023, the Company recognized revenue of approximately $6,642 and $18,590 related to contract liabilities at December 31, 2022. This reduction was offset by new billings of approximately $7,171 and $15,985 for product and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized for the three and six month periods ended July 1, 2023.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The Company derives subscription revenue from continued software support and through the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. We determine standalone selling price for recurring software revenue by using the adjusted market assessment approach. The recurring revenue recognized from the Nokē Smart Entry System for the three months ended July 1, 2023 and July 2, 2022 was $774 and $316, respectively. The recurring revenue recognized from the Nokē Smart Entry System for the six months ended July 1, 2023 and July 2, 2022 was $1,208 and $611, respectively.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and six months ended July 1, 2023 and July 2, 2022:
Revenue by Timing of Revenue Recognition

	Three Months Ended		Six Months Ended
Reportable Segments by Timing of Revenue Recognition	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Janus North America
Product revenues transferred at a point in time(1)	$204,548	$195,943	$381,847	$372,843
Product revenues transferred over time(1)	27,700	24,975	60,584	52,754
Service revenues transferred over time(1)	29,061	20,544	57,092	41,122
	$261,309	$241,462	$499,523	$466,719
Janus International
Product revenues transferred at a point in time	$12,038	$12,176	$25,143	$22,975
Service revenues transferred over time	9,171	8,148	17,638	15,263
	$21,209	$20,324	$42,781	$38,238
Eliminations	$(11,907)	$(14,072)	$(19,788)	$(27,723)
Total Revenue	$270,611	$247,714	$522,516	$477,234
(1) These numbers have been revised for the three and six month periods ended July 2, 2022. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Revenue by Sales Channel

	Three Months Ended		Six Months Ended
Reportable Segments by Sales Channel Revenue Recognition	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Janus North America
Self Storage-New Construction	$88,599	$70,650	$156,842	$146,359
Self Storage-R3	78,022	69,431	160,275	131,003
Commercial and Others	94,688	101,381	182,406	189,357
	$261,309	$241,462	$499,523	$466,719
Janus International
Self Storage-New Construction	$18,529	$14,884	$37,067	$26,782
Self Storage-R3	2,680	5,440	5,714	11,456
	$21,209	$20,324	$42,781	$38,238
Eliminations	$(11,907)	$(14,072)	$(19,788)	$(27,723)
Total Revenue	$270,611	$247,714	$522,516	$477,234

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

Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Revenue
Janus North America	$261,309	$241,462	$499,523	$466,719
Janus International	21,209	20,324	42,781	38,238
Eliminations	(11,907)	(14,072)	(19,788)	(27,723)
Consolidated Revenue	$270,611	$247,714	$522,516	$477,234
Income From Operations
Janus North America	$61,541	$38,173	$110,419	$73,028
Janus International	2,842	1,702	5,121	1,949
Eliminations	(100)	(26)	(244)	(15)
Total Segment Operating Income	$64,283	$39,849	$115,296	$74,962
Depreciation Expense
Janus North America	$1,967	$1,791	$3,921	$3,464
Janus International	222	187	448	371
Consolidated Depreciation Expense	$2,189	$1,978	$4,369	$3,835
Amortization of Intangible Assets
Janus North America	$7,105	$7,324	$14,210	$14,210
Janus International	316	322	627	661
Consolidated Amortization Expense	$7,421	$7,646	$14,837	$14,871
Capital Expenditures
Janus North America	$3,170	$2,121	$8,315	$4,673
Janus International	362	267	1,287	595
Consolidated Capital Expenditures	$3,532	$2,388	$9,602	$5,268

	July 1,	December 31
	2023	2022
Identifiable Assets
Janus North America	$1,223,137	$1,209,905
Janus International	64,992	60,713
Consolidated Assets	$1,288,129	$1,270,618

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

The Company’s restructuring expenses are comprised of the following:

(in thousands)	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Severance and termination benefits	$51	$250	$145	$250
Facility related charges	37	517	37	620
Legal, consulting, and other professional fees	148	250	644	250
Total Restructuring Charges	$236	$1,017	$826	$1,120

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Balance at December 31, 2022	$—
Restructuring charges	826
Payments	(826)
Balance at July 1, 2023	$—
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $200 as of July 1, 2023 and December 31, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $394 and $409 as of July 1, 2023, and December 31, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $275 as of July 1, 2023 and December 31, 2022, respectively. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $2,212 and $2,099 as of July 1, 2023 and December 31, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
17. Related Party Transactions
For the six months ended July 1, 2023 and July 2, 2022, there were no related party transactions.
18. Subsequent Events
For the interim Unaudited Condensed Consolidated Financial Statements as of July 1, 2023, the Company has evaluated subsequent events through the issuance date of the financial statements.

On July 14, 2023, the Company announced that it would make a voluntary prepayment of $35 million toward that certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”), which was made effective on July 19, 2023. The Company used cash on hand to make the voluntary prepayment.

On August 3, 2023, Janus International Group, Inc. (the “Company”) completed a refinancing pursuant to Amendment No. 6 (the “Amendment”) to that certain First Lien Credit and Guarantee Agreement (the “First Lien”), dated as of February 12, 2018, by and among Janus Intermediate, LLC, a wholly owned subsidiary of the Company (“Janus Intermediate”), Janus International Group, LLC, a wholly owned subsidiary of the Company (“Janus International”), UBS AG, Stamford Branch, as administrative agent and collateral agent, Goldman Sachs Bank USA, as successor administrative agent and collateral agent and the other parties thereto. The Amendment is comprised of a syndicate of lenders originating on August 3, 2023 in the amount of $625,000,000 with interest payable in arrears (with respect to base rate loans) or at the end of an interest period (with respect to Secured Overnight Financing Rate loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance beginning the last business day of December 2023 with the remaining principal due on the maturity date of August 3, 2030.

On August 3, 2023, the Company also refinanced that certain ABL Credit and Guarantee Agreement, dated as of February 12, 2018 (the “LOC Agreement”) by and among Janus Intermediate, Janus International, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the other parties thereto, pursuant to a new ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”) by and among Janus Intermediate, Janus International, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, along with Bank of America and Goldman Sachs as syndication lenders. The 2023 LOC Agreement, among other things, (i) increased the previous aggregate commitments with respect to the LOC Agreement from $80,000,000 to $125,000,000, (ii) updated the manner in which the previous borrowing base under the LOC Agreement was determined and (iii) replaced the administrative agent with a new administrative agent. Interest payments with respect to the 2023 LOC Agreement are due in arrears.

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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and six month periods ended July 1, 2023 and July 2, 2022.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the six month periods ended July 1, 2023 and July 2, 2022. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at July 1, 2023, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the fast-growing self-storage, commercial and industrial storage markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. We believe Janus is a bespoke provider of products and solutions for our clients.
Revenues increased in the three and six month periods ended July 1, 2023 as compared to the three and six month period ended July 2, 2022, representing a 9.2% and 9.5% increase in revenue, respectively. This increase is largely due to continued strong performance within the New Construction sales channel, coupled with the impact from the commercial actions taken in 2022. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, with the exception of the fact that the international segment does not sell into the Commercial sales channel.
Net income was $37.0 million and $63.0 million for the three and six month periods ended July 1, 2023, representing a 62.0% and 48.0% increase from $22.8 million and $42.5 million for the three and six month periods ended July 2, 2022. Net income as a percentage of revenue was 13.7% and 12.1% representing an increase of 4.4% and 3.1% from 9.2% and 8.9% for the three and six month periods ended July 2, 2022.
Adjusted EBITDA was $74.0 million and $135.2 million for the three and six month periods ended July 1, 2023, representing a 46.0% and 41.8% increase from $50.7 million and $95.3 million for the three and six month periods ended July 2, 2022.

Adjusted EBITDA as a percentage of revenue was 27.3% for the three month period ended July 1, 2023, and 25.9% for the six month period ended July 1, 2023, representing an increase of 6.8% from 20.5% for the three month period ended July 2, 2022 and an increase of 5.9% from 20.0% for the six months July 2, 2022 . The increase in Adjusted EBITDA margins is a direct result of increased revenue primarily due to commercial actions taking full effect in third quarter of 2022, product mix, as well as the impact of cost synergies from our acquisitions of DBCI and ACT in 2021, which was partially offset by the inflationary increases in raw material, labor and logistics costs impacting the business in advance of commercial actions taking full effect.
Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of eight operating segments including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 92.2% and 91.8% of the Company’s revenue for the three and six month periods ended July 1, 2023. Janus North America represented 91.8% and 92.0% of the Company’s revenue for the three and six month periods ended July 2, 2022.
Janus International is comprised solely of one operating segment, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America, with the exception of the fact that the international segment does not sell into the Commercial sales channel, and they’re largely in Europe as well as Australia. Janus International represented 7.8% and 8.2% of Janus’s revenue for the three and six month periods ended July 1, 2023. Janus International represented 8.2% and 8.0% of the Company’s revenue for the three and six month periods ended July 2, 2022.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount is reflective of the health of Janus, indicative of an expansion or contraction of the overall business. We expect to continue to increase headcount in the future as we grow our business. As of July 1, 2023, and July 2, 2022, the headcount was 2,385 employees (including 585 temporary employees) and 2,205 employees (including 575 temporary employees), respectively
The following table sets forth key performance measures for the periods ended July 1, 2023 and July 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Total Revenue	$270,611	$247,714	$22,897	9.2%
Adjusted EBITDA	$73,984	$50,683	$23,301	46.0%
Adjusted EBITDA (% of revenue)	27.3%	20.5%		6.8%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Total Revenue	$522,516	$477,234	$45,282	9.5%
Adjusted EBITDA	$135,167	$95,349	$39,818	41.8%
Adjusted EBITDA (% of revenue)	25.9%	20.0%		5.9%

Total revenue increased by $22.9 million and $45.3 million or 9.2% and 9.5% for the three and six month periods ended July 1, 2023 compared to the six month period ended July 2, 2022, primarily due to improved market conditions, product mix, and commercial actions.
Adjusted EBITDA increased by $23.3 million and $39.8 million or 46.0% and 41.8% from the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, primarily due to increased revenue which was partially offset by increased cost of revenues and general and administrative expenses.

Adjusted EBITDA as a percentage of revenue increased 6.8% and 5.9% for the three and six month period ended July 1, 2023 primarily due to increased revenue due to commercial actions taking full effect, which was partially offset by inflationary increases in raw material, labor and logistics costs in advance of commercial and cost containment actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs as a public company and incremental costs associated with the robust pace of activity for the balance of the year and investing in customer service. (See “Non-GAAP Financial Measures” section).

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
We have presented results of operations, including the related discussion and analysis for:
•The thirteen weeks period ended July 1, 2023 compared to the thirteen weeks period ended July 2, 2022.
Components of Results of Operations
Product Revenues. Product revenues represent the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination. Product revenues also include all revenues affiliated with erecting a self storage facility for our customers, which is recognized over-time, over the life of the contract. We expect our product revenue may vary from period to period on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels, New Construction, R3, and Commercial and Other.
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
Product cost of revenues. Product costs of revenues includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations as well as overhead and indirect costs. Product costs of revenues also include all costs affiliated with erecting a self storage facility for our customers. We expect cost of revenues to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
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
Janus’s largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’s control and have a direct impact on the financial results. Janus entered into agreements with two of its largest suppliers in order to lock in steel coil prices for part of Janus’s production needs. These agreements are renewed annually and partially mitigate the potential impacts of short-term steel coil price fluctuations. These arrangements allow Janus to purchase quantities of product within specified ranges as outlined in the contracts.
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
Results of Operations
For the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
REVENUES
Product revenues(1)	$232,831	$219,022	$13,809	6.3%
Service revenues(1)	37,780	28,692	9,088	31.7%
Total Revenues	$270,611	$247,714	$22,897	9.2%
Product cost of revenues	126,342	142,391	(16,049)	(11.3)%
Service cost of revenues	27,949	21,342	6,607	31.0%
Cost of Revenues	$154,291	$163,733	$(9,442)	(5.8)%
GROSS PROFIT	$116,320	$83,981	$32,339	38.5%
OPERATING EXPENSE
Selling and marketing	16,721	14,389	2,332	16.2%
General and administrative	35,316	29,743	5,573	18.7%
Operating Expenses	$52,037	$44,132	$7,905	17.9%
INCOME FROM OPERATIONS	$64,283	$39,849	$24,434	61.3%
Interest expense	(14,797)	(8,868)	(5,929)	66.9%
Other expense	(145)	(342)	197	(57.6)%
INCOME BEFORE TAXES	$49,341	$30,639	$18,702	61.0%
Provision for Income Taxes	12,354	7,802	4,552	58.3%
NET INCOME	$36,987	$22,837	$14,150	62.0%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
REVENUES
Product revenues(1)	$448,239	$420,849	$27,390	6.5%
Service revenues(1)	74,277	56,385	17,892	31.7%
Total Revenues	$522,516	$477,234	$45,282	9.5%
Product cost of revenues	250,701	274,165	(23,464)	(8.6)%
Service cost of revenues	55,561	42,519	13,042	30.7%
Cost of Revenues	306,262	316,684	(10,422)	(3.3)%
GROSS PROFIT	$216,254	$160,550	$55,704	34.7%
OPERATING EXPENSE
Selling and marketing	31,542	27,739	3,803	13.7%
General and administrative	69,416	57,849	11,567	20.0%
Operating Expenses	$100,958	$85,588	$15,370	18.0%
INCOME FROM OPERATIONS	$115,296	74,962	$40,334	53.8%
Interest expense	(30,796)	(17,643)	(13,153)	74.6%
Other income expense	(161)	(369)	208	(56.4)%
INCOME BEFORE TAXES	$84,339	$56,950	$27,389	48.1%
Provision for Income Taxes	21,370	14,409	6,961	48.3%
NET INCOME	$62,969	$42,541	$20,428	48.0%
(1) These numbers have been revised for the three and six month periods ended July 2, 2022. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Revenue (dollar amounts in tables in thousands)

	Three Months Ended
	July 1, 2023	July 2, 2022	Organic Growth	%
Product revenues	$232,831	$219,022	$13,809	6.3%
Service revenues	37,780	28,692	9,088	31.7%
Total	$270,611	$247,714	$22,897	9.2%

	Six Months Ended
	July 1, 2023	July 2, 2022	Organic Growth	%
Product revenues	$448,239	$420,849	$27,390	6.5%
Service revenues	74,277	56,385	17,892	31.7%
Total	$522,516	$477,234	$45,282	9.5%
The $22.9 million and $45.3 million revenue increase for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022 is primarily attributable to the positive impact from commercial actions taken in 2022.

The following table and discussion compares Janus’s sales by sales channel (dollar amounts in tables in thousands).

	Three Months Ended				Variance
Consolidated	July 1, 2023	% of sales	July 2, 2022	% of sales	$	%
New Construction - Self Storage	$103,220	38.1%	$77,094	31.1%	$26,126	33.9%
R3 - Self Storage	80,343	29.7%	74,647	30.1%	5,696	7.6%
Commercial and Other	87,048	32.2%	95,973	38.8%	(8,925)	(9.3)%
Total	$270,611	100.0%	$247,714	100.0%	$22,897	9.2%

	Six Months Ended				Variance
Consolidated	July 1, 2023	% of sales	July 2, 2022	% of sales	$	%
New Construction - Self Storage	$186,364	35.7%	$158,094	33.1%	$28,270	17.9%
R3 - Self Storage	165,780	31.7%	141,974	29.8%	23,806	16.8%
Commercial and Other	170,372	32.6%	177,166	37.1%	(6,794)	(3.8)%
Total	$522,516	100.0%	$477,234	100.0%	$45,282	9.5%
New construction sales increased by $26.1 million and $28.3 million or 33.9% and 17.9% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022. The increase in the three and six month periods ended July 1, 2023 is primarily due to commercial initiatives.
R3 sales increased by $5.7 million and $23.8 million or 7.6% and 16.8% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, due to the increase of conversions and expansions as self-storage capacity continues to be brought online through R3, coupled with the positive impacts from commercial actions.
Commercial and other sales decreased by $8.9 million and $6.8 million or 9.3% and 3.8% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, due to the three and six month periods ended July 2, 2022, benefiting from favorable 2022 market gains due to share gains in both the commercial steel roll up door market and ASTA’s rolling steel product line, partially offset by commercial actions.

Cost of Revenues and Gross Margin
Gross margin increased by 9.1% and 7.8% to 43.0% and 41.4% for the three and six month period ended July 1, 2023, from 33.9% and 33.6% for the three and six month period ended July 2, 2022. This increase is primarily due to the commercial and cost containment initiatives.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Product cost of revenues	$126,342	$142,391	$(16,049)	(11.3)%
Service cost of revenues	27,949	21,342	6,607	31.0%
Cost of Revenues	$154,291	$163,733	$(9,442)	(5.8)%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Product cost of revenues	$250,701	$274,165	$(23,464)	(8.6)%
Service cost of revenues	55,561	42,519	13,042	30.7%
Cost of Revenues	$306,262	$316,684	$(10,422)	(3.3)%
The cost of revenues decrease of $9.4 million and $10.4 million or 5.8% and 3.3% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022. The decrease in product cost of revenues of $16.0 million and $23.5 million for the three and six month periods ended July 1, 2023, is primarily attributable to the decline in steel coil pricing due to supplier agreements Janus entered into in 2022, while the increase in service cost of revenue of $6.6 million and $13.0 million for the three and six month periods ended July 1, 2023, is due to the higher costs necessary to support the service revenue growth of 31.7% and 31.7%, respectively.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $2.3 million and $3.8 million or 16.2% and 13.7% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022. This is primarily due to increased travel and payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses increased $5.6 million and $11.6 million or 18.7% and 20.0% for the three and six month periods ended July 1, 2023 compared to the three and six month period ended July 2, 2022. The increase for the three and six month period is primarily due to higher health insurance costs, professional fees and payroll related costs associated with additional headcount to support the continued top line revenue growth.
Interest Expense
Interest expense increased $5.9 million and 13.2 million or 66.9% and 74.6% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, primarily due to an increase in interest rates in 2023, partially offset by the principal repayment of $50.0 million on Note payable during the first quarter of 2023 (See “Liquidity and Capital Resources” section).
Income Taxes
Income tax expense increased by $4.6 million and $7.0 million or 58.3% and 48.3% and from $7.8 million and $14.4 million for the three and six month periods ended July 2, 2022, to $12.4 million and $21.4 million expense for the three and six month period ended July 1, 2023, due to statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences.
Net Income
The $14.2 million and $20.4 million or 62.0% and 48.0% increase in net income for the three and six month periods ended July 1, 2023 as compared to the three and six month period ended July 2, 2022, respectively, is largely due to an increase in revenues and a decrease in cost of revenues, partially offset by an increase in selling and marketing expenses, general and administrative expenses and interest expense for the three and six month periods ended July 1, 2023.

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

Results of Operations - Janus North America
For the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022
			$	%
REVENUES
Product revenues(1)	$232,248	$220,918	$11,330	5.1%
Service revenues(1)	29,061	20,544	8,517	41.5%
Total revenues	$261,309	$241,462	$19,847	8.2%
Product cost of revenues	129,885	148,825	(18,940)	(12.7)%
Service cost of revenues	21,867	14,413	7,454	51.7%
Cost of Revenues	151,752	163,238	(11,486)	(7.0)%
GROSS PROFIT	$109,557	$78,224	$31,333	40.1%
OPERATING EXPENSE
Selling and marketing	15,983	13,643	2,340	17.2%
General and administrative	32,033	26,408	5,625	21.3%
Operating Expenses	$48,016	$40,051	$7,965	19.9%
INCOME FROM OPERATIONS	$61,541	$38,173	$23,368	61.2%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022
			$	%
REVENUES
Product revenues(1)	$442,431	$425,597	$16,834	4.0%
Service revenues(1)	57,092	41,122	15,970	38.8%
Total revenues	$499,523	$466,719	$32,804	7.0%
Product cost of revenues	253,523	286,173	(32,650)	(11.4)%
Service cost of revenues	42,955	30,036	12,919	43.0%
Cost of Revenues	296,478	316,209	(19,731)	(6.2)%
GROSS PROFIT	$203,045	$150,510	$52,535	34.9%
OPERATING EXPENSE
Selling and marketing	29,882	26,261	3,621	13.8%
General and administrative	62,744	51,221	11,523	22.5%
Operating Expenses	$92,626	$77,482	$15,144	19.5%
INCOME FROM OPERATIONS	$110,419	$73,028	$37,391	51.2%

(1) These numbers have been revised for the three and six month periods ended July 2, 2022. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Revenue (dollar amounts in tables in thousands)

	Three Months Ended		Organic Growth
	July 1, 2023	July 2, 2022	$	%
Product revenues	$232,248	$220,918	$11,330	5.1%
Service revenues	29,061	20,544	8,517	41.5%
Total	$261,309	$241,462	$19,847	8.2%

	Six Months Ended		Organic Growth
	July 1, 2023	July 2, 2022	$	%
Product revenues	$442,431	$425,597	$16,834	4.0%
Service revenues	57,092	41,122	15,970	38.8%
Total	$499,523	$466,719	$32,804	7.0%
The $19.8 million and $32.8 million or 8.2% and 7.0% revenue growth increase is primarily attributable to New Construction sales channel growth due to new capacity additions and the positive impact from commercial actions.

The following table and discussion compares Janus North America sales by sales channel (dollar amounts in thousands).

	Three Months Ended				Variance
	July 1, 2023	% of Total Sales	July 2, 2022	% of Total Sales
					$	%
New Construction - Self Storage	$88,599	33.9%	$70,650	29.2%	$17,949	25.4%
R3 - Self Storage	78,022	29.9%	69,431	28.8%	8,591	12.4%
Commercial and Other	94,688	36.2%	101,381	42.0%	(6,693)	(6.6)%
Total	$261,309	100.0%	$241,462	100.0%	$19,847	8.2%

	Six Months Ended				Variance
	July 1, 2023	% of Total Sales	July 2, 2022	% of Total Sales
					$	%
New Construction - Self Storage	$156,842	31.4%	$146,359	31.3%	$10,483	7.2%
R3 - Self Storage	160,275	32.1%	131,003	28.1%	29,272	22.3%
Commercial and Other	182,406	36.5%	189,357	40.6%	(6,951)	(3.7)%
Total	$499,523	100.0%	$466,719	100.0%	$32,804	7.0%
New Construction sales increased by $17.9 million and $10.5 million or 25.4% and 7.2% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, primarily due to commercial initiatives put in place in 2022 and continued high occupancy rates at existing facilities.
R3 sales increased by $8.6 million and $29.3 million or 12.4% and 22.3% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, respectively, primarily due to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.
Commercial and Other sales decreased by $6.7 million and $7.0 million or 6.6% and 3.7% for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, primarily due to the second quarter of 2022 benefiting from strong market competitions in Janus Core and ASTA commercial steel roll up door and rolling steel product line market, due to pent up demand in the six month period ended July 2, 2022, offset by commercial initiatives implemented due to the inflationary increases of raw materials, labor, and logistics costs.

Cost of Revenues and Gross Margin
Gross Margin increased by 9.5% and 8.4% to 41.9% and 40.6% for the three and six month periods ended July 1, 2023, from 32.4% and 32.2% for the three and six month periods ended July 2, 2022 is primarily attributable to the decline in steel coil pricing due to supplier agreements Janus entered into in 2022, and an increase in service revenues for the three months ended July 1, 2023, primarily due to project mix and timing.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Product cost of revenues	$129,885	$148,825	$(18,940)	(12.7)%
Service cost of revenues	21,867	14,413	7,454	51.7%
Cost of Revenues	$151,752	$163,238	$(11,486)	(7.0)%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Product cost of revenues	$253,523	$286,173	$(32,650)	(11.4)%
Service cost of revenues	42,955	30,036	12,919	43.0%
Cost of Revenues	$296,478	$316,209	$(19,731)	(6.2)%
The $11.5 million and $19.7 million or 7.0% and 6.2% decrease in cost of revenues for the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022, is primarily due to increased revenue coupled with a decrease in cost of revenues due to the commercial and cost containment initiatives taken in 2022.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $2.3 million and $3.6 million or 17.2% and 13.8% from $13.6 million and $26.3 million for the three and six month periods ended July 2, 2022 to $16.0 million and $29.9 million for the three and six month periods ended July 1, 2023 primarily due to increased travel and payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses increased $5.6 million and $11.5 million or 21.3% and 22.5% from $26.4 million and $51.2 million for the three and six month periods ended July 2, 2022 to $32.0 million and $62.7 million for the three and six month periods ended July 1, 2023. The increase for the three and six month periods is primarily due to an increase in health insurance costs, professional fees and payroll related costs for additional headcount to support the continued top line revenue growth.
Income from Operations
Income from operations increased by $23.4 million and $37.4 million or 61.2% and 51.2% from $38.2 million and $73.0 million for the three and six month periods ended July 2, 2022 to $61.5 million and $110.4 million for the three and six month periods ended July 1, 2023, primarily due to an increase in revenue and a reduction in cost of revenues, partially offset by an increase in selling and general and administrative expenses.

INTERNATIONAL
Results of Operations - Janus International- For the three and six month periods ended July 1, 2023 compared to the three and six month periods ended July 2, 2022 (dollar amounts in thousands):

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
REVENUE
Product revenues	$12,038	$12,176	$(138)	(1.1)%
Service revenues	9,171	8,148	1,023	12.6%
Total revenues	$21,209	$20,324	$885	4.4%
Product cost of revenues	7,811	7,612	199	2.6%
Service cost of revenues	6,535	6,929	$(394)	(5.7)%
Cost of Revenues	14,346	14,541	(195)	(1.3)%
GROSS PROFIT	$6,863	$5,783	$1,080	18.7%
OPERATING EXPENSE
Selling and marketing	738	746	(8)	(1.1)%
General and administrative	3,283	3,335	(52)	(1.6)%
Operating Expenses	$4,021	$4,081	$(60)	(1.5)%
INCOME FROM OPERATIONS	$2,842	$1,702	$1,140	67.0%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
REVENUE
Product revenues	$25,143	$22,975	$2,168	9.4%
Service revenues	17,638	15,263	2,375	15.6%
Total revenues	$42,781	$38,238	$4,543	11.9%
Product cost of revenues	16,269	15,700	569	3.6%
Service cost of revenues	13,059	12,483	576	4.6%
Cost of Revenues	29,328	28,183	1,145	4.1%
GROSS PROFIT	$13,453	$10,055	$3,398	33.8%
OPERATING EXPENSE
Selling and marketing	1,660	1,478	182	12.3%
General and administrative	6,672	6,628	44	0.7%
Operating Expenses	$8,332	$8,106	$226	2.8%
INCOME FROM OPERATIONS	$5,121	$1,949	$3,172	162.8%
Revenue (dollar amounts in tables in thousands)

	Three Months Ended		Organic Growth
	July 1, 2023	July 2, 2022	$	%
Product revenues	$12,038	$12,176	$(138)	(1.1)%
Service revenues	9,171	8,148	1,023	12.6%
Total	$21,209	$20,324	$885	4.4%

	Six Months Ended		Organic Growth
	July 1, 2023	July 2, 2022	$	%
Product revenues	$25,143	$22,975	$2,168	9.4%
Service revenues	17,638	15,263	2,375	15.6%
Total	$42,781	$38,238	$4,543	11.9%
The $0.9 million and $4.5 million or 4.4% and 11.9% increase in revenue is due to organic growth driven by increased sales volumes, improved market conditions and commercial actions instituted.

The following table illustrates the sales by channel for the three and six month periods ended July 1, 2023 and July 2, 2022.
(Dollar amounts in tables in thousands)

	Three Months Ended			% of Total Sales	Variance
	July 1, 2023	% of Total Sales	July 2, 2022		$	%
New Construction - Self Storage	$18,529	87.4%	$14,884	73.2%	$3,645	24.5%
R3 - Self Storage	2,680	12.6%	5,440	26.8%	(2,760)	(50.7)%
Total	$21,209	100.0%	$20,324	100.0%	$885	4.4%

	Six Months Ended			% of Total Sales	Variance
	July 1, 2023	% of Total Sales	July 2, 2022		$	%
New Construction - Self Storage	$37,067	86.6%	$26,782	70.0%	$10,285	38.4%
R3 - Self Storage	5,714	13.4%	11,456	30.0%	(5,742)	(50.1)%
Total	$42,781	100.0%	$38,238	100.0%	$4,543	11.9%

New Construction sales increased by $3.6 million and $10.3 million or 24.5% and 38.4% to $18.5 million and $37.1 million for the three and six month periods ended July 1, 2023 compared to $14.9 million and $26.8 million for the three and six month periods ended July 2, 2022. The increase was due to increased volumes, commercial actions, and higher occupancy rates at existing facilities, leading to a necessity for an expansion in capacity by operators.
R3 sales decreased by $2.8 million and $5.7 million or 50.7% and 50.1% to $2.7 million and $5.7 million for the three and six month periods ended July 1, 2023 from $5.4 million and $11.5 million for the three and six month periods ended July 2, 2022 primarily due to project timing and mix factors affecting the six month period ended July 1, 2023.

Cost of Revenues and Gross Margin
Gross Margin increased by 3.9% and 5.1% to 32.4% and 31.4% for the three and six month periods ended July 1, 2023, from 28.5% and 26.3% for the three and six month periods ended July 2, 2022. The increase in the Gross Margin for three month period ended July 1, 2023 is due primarily to increased revenue resulting in improved absorption.

(Dollar amounts in tables in thousands)

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Product cost of revenues	$7,811	$7,612	$199	2.6%
Service cost of revenues	6,535	6,929	(394)	(5.7)%
Cost of Revenues	$14,346	$14,541	$(195)	(1.3)%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022	$	%
Product cost of revenues	$16,269	$15,700	$569	3.6%
Service cost of revenues	13,059	12,483	576	4.6%
Cost of Revenues	$29,328	$28,183	$1,145	4.1%
Cost of revenues decreased by $0.2 million and increased by $1.1 million or 1.3% and 4.1% for the three and six month periods ended July 1, 2023. Cost of revenues were $14.3 million and $29.3 million for the three and six month periods ended July 1, 2023 and $14.5 million and $28.2 million for the three and six month periods ended July 2, 2022. The decrease in cost of revenues for the three month periods ended July 1, 2023, is due to higher costs in the second quarter of 2022 because of supply chain constraints. The increase in cost in revenue for the six month period ended July 1, 2023, is due to an increase in raw material costs related to an increase in mezzanine product sales and the increase in cost of revenue is due to an increase in revenues.
Income from Operations
Income from operations increased from $1.7 million and $1.9 million for the three and six month periods ended July 2, 2022 to $2.8 million and $5.1 million for the three and six month periods ended July 1, 2023. The increase for the period is primarily due to an increase in revenue.

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
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated (dollar amounts in tables in thousands):

	Three Months Ended		Variance
	July 1, 2023	July 2, 2022
			$	%
Net Income	$36,987	$22,837	$14,150	62.0%
Interest Expense	14,797	8,868	5,929	66.9%
Income Taxes	12,354	7,802	4,552	58.3%
Depreciation	2,189	1,978	211	10.7%
Amortization	7,421	7,646	(225)	(2.9)%
EBITDA	$73,748	$49,131	$24,617	50.1%
Restructuring charges(1)	236	1,017	(781)	(76.8)%
Acquisition Expense(2)	—	535	(535)	(100.0)%
Adjusted EBITDA	$73,984	$50,683	$23,301	46.0%

	Six Months Ended		Variance
	July 1, 2023	July 2, 2022
			$	%
Net Income	$62,969	$42,541	$20,428	48.0%
Interest Expense	30,796	17,643	13,153	74.6%
Income Taxes	21,370	14,409	6,961	48.3%
Depreciation	4,369	3,835	534	13.9%
Amortization	14,837	14,871	(34)	(0.2)%
EBITDA	$134,341	$93,299	$41,042	44.0%
Restructuring charges(1)	826	1,120	(294)	(26.3)%
Acquisition Expense(2)	—	821	(821)	(100.0)%
COVID-19 related expenses(3)	$—	$109	$(109)	(100.0)%
Adjusted EBITDA	$135,167	$95,349	$39,818	41.8%

(1)Adjustments consist of the following: 1) facility relocations, 2) severance and hiring costs associated with our strategic transformation, including executive leadership team changes, strategic business assessment and transformation projects.
(2)Expenses related to the transition services agreement for the DBCI acquisition which closed August 18, 2021.
(3)Adjustment consists of signage, cleaning and supplies to maintain work environments necessary to adhere to CDC guidelines during the COVID-19 pandemic.
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

Debt Profile (dollar amounts in table in thousands)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					July 1, 2023	December 31, 2022
Notes Payable - Amendment No. 5 First Lien	$726,413	February 12, 2018	February 12, 2025	8.45%[1]	$660,279	$714,312
Financing leases					2,880	1,043
Total principal debt					663,159	715,355
Less: unamortized deferred finance fees					5,085	7,158
Less: current portion of long-term debt					8,854	8,347
Long-term debt, net of current portion					$649,220	$699,850
(1)The interest rate on the Amendment No. 5 First Lien term loan as of July 1, 2023, was 8.45%, which is a variable rate based on SOFR, subject to a 1.00% floor, plus an applicable margin percent of 3.25%.
As of July 1, 2023 and December 31, 2022, the Company maintained one letter of credit totaling approximately $0.4 million, on which there were no balances due.
On June 20, 2023, the Company entered into Amendment No. 5 (the “Amendment No. 5 First Lien”) to the First Lien Term Loan. The Amendment No. 5 First Lien, among other things, (i) replaces the interest rate based on the London Interbank Offered Rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updates certain other provisions of the Agreement to reflect the transition from LIBOR to SOFR. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of SOFR, plus an applicable margin percent (effective rate of 8.5% as of July 1, 2023). The debt is secured by substantially all business assets. (see Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion)
The LOC Agreement and Amendment No. 5 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $5.0 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of July 1, 2023, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
On August 18, 2021, the Company increased the existing available LOC Agreement with a domestic bank, from $50.0 million to $80.0 million, incurred additional fees for this amendment of $0.4 million and extended the maturity date from February 12, 2023 to August 12, 2024. There was no outstanding balance on the line of credit as of July 1, 2023 and December 31, 2022. The interest rate on the facility is based on a Base Rate, unless a SOFR Rate option is chosen by Janus. If the SOFR Rate is elected, the interest computation is equal to the SOFR Rate, subject to a 0.00% floor, plus the SOFR Rate Margin. If the Base Rate is elected, the interest computation is equal to the Base Rate plus the Base Rate Margin. At the beginning of each quarter the applicable margin is set and determined by the administrative agent based on the average net availability on the line of credit for the previous quarter. As of July 1, 2023 and December 31, 2022 the interest rate in effect for the facility was 8.5% and 7.8%, respectively. The line of credit is secured by accounts receivable and inventories.

Statement of cash flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Six month period ended July 1, 2023 compared to the six month period ended July 2, 2022:
(dollar amounts in thousands)

	July 1, 2023	July 2, 2022	Variance
			$	%
Net cash provided by (used in) operating activities	$96,599	$43,152	$53,447	123.9%
Net cash provided by (used in) investing activities	(10,587)	(5,223)	(5,364)	102.7%
Net cash provided by (used in) financing activities	(54,302)	(10,469)	(43,833)	418.7%
Effect of foreign currency rate changes on cash	624	66	558	845.5%
Net increase (decrease) in cash	$32,334	$27,526	$4,808	17.5%
Net cash provided by operating activities
Net cash provided by operating activities increased by $53.4 million to $96.6 million for the six month period ended July 1, 2023 compared to $43.2 million for the six month period ended July 2, 2022. This was primarily due to an increase of $22.5 million to net income adjusted for non-cash items, as well as gaining efficiencies within our net working capital balances as the six month period ended July 2, 2022 had an increase in net working capital balances of $25.4 million, while the six month period ending July 1, 2023 had a decrease of net working capital balances of $5.5 million.
Net cash used in investing activities
Net cash used in investing activities increased by $5.4 million for the six month period ended July 1, 2023 as compared to the six month period ended July 2, 2022. This increase was driven by $4.3 increase in capital expenditures and a $1.0 million increase in cash paid for the Indemnity holdback liability related to the ACT acquisition for the period ended July 1, 2023 as compared with the period ended July 2, 2022 to continue to support our strategic growth initiatives.
Net cash used in financing activities
Net cash used in financing activities increased by $43.8 million for the period ended July 1, 2023 as compared to the period ended July 2, 2022. This increase was driven primarily by an increase in principal payments on long-term debt due to a $50.0 million voluntary principal payment in the period ended July 1, 2023, partially offset by a $6.4 payment on the line of credit in the period ended July 2, 2022.
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
Contractual Obligations
Summarized below are our contractual obligations as of July 1, 2023 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in thousands):

	Total	2023	2024-2025	2026-2027	Thereafter
Debt Obligations	$663,159	$4,462	$657,958	$663	$76
Supply Contracts (1)	13,280	8,296	4,984	—	—
ASC 842 Liabilities	43,734	2,948	10,080	8,088	22,618
Total	$720,173	$15,706	$673,022	$8,751	$22,694
(1)Supply Contracts relate to the multiple fixed price agreements.
Debt Obligations are comprised of an Amendment No 5 First Lien Term Loan (see Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion) that expires on February 12, 2025. Subsequent to July 1, 2023, the Company modified the First Lien Term Loan (see Note 18 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion). In addition, the Company has finance lease liabilities included in debt obligations.

ASC 842 liabilities consist of operating lease liabilities for real and personal property leases with various lease expiration dates (see Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion). The amount listed in the thereafter category is primarily comprised of twelve real property leases with expiration dates ranging from 2026 – 2036.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
In addition to the contractual obligations and commitments listed and described above, the Company also had another commitment for which it is contingently liable as of July 1, 2023 and December 31, 2022 consisting of an outstanding letter of credit of $0.4 million.
Critical Accounting Policies and Estimates
For the critical Accounting Policies and Estimates used in preparing Janus’s Unaudited Condensed Consolidated Financial Statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations, and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting estimates requiring significant judgment that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As discussed in Item 9A “Controls and Procedures” in our 2022 Annual Report on Form 10-K, the Company identified unremediated material weaknesses related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) as of December 31, 2022.
Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded, as of such date, our disclosure controls and procedures were ineffective due to the existence of the material weaknesses discussed further below.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

10.1	Amendment Number Three to ABL Credit and Guarantee Agreement, dated April 10, 2023 (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on April 12, 2023).
10.2
Open Market Sale Agreement, dated as of May 15, 2023, by and among Janus International Group, Inc., Clearlake Capital Partners IV (AIV-Jupiter), L.P., Clearlake Capital Partners IV (Offshore), L.P., Clearlake Capital Partners IV (AIV-Jupiter) USTE, L.P., Clearlake Capital Partners V, L.P., Clearlake Capital Partners V (Offshore), L.P., Clearlake Capital Partners V (USTE), L.P. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on May 15, 2023).

10.3	Amendment No. 5 to First Lien Credit and Guarantee Agreement, dated June 20, 2023 (incorporated by reference to Janus International Group, Inc.’s Form 8-K filed on June 23. 2023).
31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	Inline XBRL Instance Document
101.SCH^	Inline XBRL Taxonomy Extension Schema Document
101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104^	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date:	August 10, 2023	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer