Form 10-Q
period 2023-09-30
Janus International Group, Inc.
filed 2023-11-06
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, 146,828,418 shares of Class A Common Stock, par value $0.0001, were issued and outstanding.

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
•the possibility that we may impair our long-lived assets and other assets, including inventory, property, plant and equipment and investments in unconsolidated affiliates;
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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(dollar amounts in millions, except share and per share data - Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$109.7	$78.4
Accounts receivable, less allowance for credit losses; $3.8 and $4.5, at September 30, 2023 and December 31, 2022, respectively	171.3	155.4
Contract assets	51.3	39.3
Inventories	54.3	67.7
Prepaid expenses	7.9	9.1
Other current assets	4.1	13.3
Total current assets	$398.6	$363.2
Right-of-use assets, net	49.7	44.3
Property, plant and equipment, net	48.6	42.1
Intangible assets, net	382.2	404.4
Goodwill	368.1	368.2
Deferred tax asset, net	46.6	46.6
Other assets	3.1	1.8
Total assets	$1,296.9	$1,270.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56.0	$52.3
Billing in excess of costs	17.9	21.4
Current maturities of long-term debt	7.1	8.3
Accrued expenses and other current liabilities	80.2	70.6
Total current liabilities	$161.2	$152.6
Long-term debt, net	608.5	699.9
Deferred tax liability, net	1.7	1.9
Other long-term liabilities	45.4	40.9
Total liabilities	$816.8	$895.3
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 146,828,032 and 146,703,894 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$—	$—
Treasury stock, at cost, 19,833 and zero shares as of September 30, 2023 and December 31, 2022, respectively	(0.2)	—
Additional paid-in capital	287.3	281.9
Accumulated other comprehensive loss	(5.2)	(4.8)
Retained earnings	198.2	98.2
Total stockholders’ equity	$480.1	$375.3
Total liabilities and stockholders’ equity	$1,296.9	$1,270.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in millions, except share and per share data - Unaudited)

	Three Months Ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

REVENUES
Product revenues	$237.8	$233.7	$686.0	$654.5
Service revenues	42.3	28.8	116.6	85.3
Total Revenues	$280.1	$262.5	$802.6	$739.8
Product cost of revenues	129.7	144.7	380.4	418.8
Service cost of revenues	31.3	21.1	86.9	63.6
Cost of Revenues	$161.0	$165.8	$467.3	$482.4
GROSS PROFIT	119.1	96.7	335.3	257.4
OPERATING EXPENSE
Selling and marketing	17.7	14.5	49.2	42.2
General and administrative	34.9	28.4	104.3	86.3
Operating Expenses	$52.6	$42.9	$153.5	$128.5
INCOME FROM OPERATIONS	66.5	53.8	181.8	128.9
Interest expense	(14.5)	(11.0)	(45.3)	(28.6)
Loss on extinguishment and modification of debt	(3.9)	—	(3.9)	—
Other income (expense)	1.3	0.2	1.1	(0.3)
INCOME BEFORE TAXES	$49.4	$43.0	$133.7	$100.0
Provision for Income Taxes	12.4	10.6	33.7	25.0
NET INCOME	$37.0	$32.4	$100.0	$75.0
Other Comprehensive Loss	(1.7)	(3.0)	(0.4)	(6.9)
COMPREHENSIVE INCOME	35.3	29.4	99.6	68.1
Net income attributable to common stockholders	$37.0	$32.4	$100.0	$75.0
Weighted-average shares outstanding, basic and diluted (Note 12)
Basic	146,827,175	146,639,452	146,765,567	146,592,296
Diluted	146,993,865	146,717,917	146,839,308	146,671,509
Net income per share, basic and diluted (Note 12)
Basic	$0.25	$0.22	$0.68	$0.51
Diluted	$0.25	$0.22	$0.68	$0.51
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollar amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	146,561,717	$—	$277.8	$(0.9)	$(8.6)	$268.3
Share-based compensation	—	—	—	—	0.6	—	—	0.6
Cumulative effect of change in accounting principle(a)	—	—	—	—	—	—	(0.9)	(0.9)
Foreign currency translation adjustment	—	—	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	—	—	19.7	19.7
Balance as of April 2, 2022	—	$—	146,561,717	$—	$278.4	$(1.4)	$10.2	$287.2
Issuance of restricted units	—	—	77,660	—	—	—	—	—
Share-based compensation	—	—	—	—	0.9	—	—	0.9
Foreign currency translation adjustment	—	—	—	—	—	(3.4)	—	(3.4)
Net income	—	—	—	—	—	—	22.8	22.8
Balance as of July 2, 2022	—	$—	146,639,377	$—	$279.3	$(4.8)	$33.0	$307.5
Issuance of restricted units	—	—	7,898	—	—	—	—	—
Share-based compensation	—	—	—	—	0.6	—	—	0.6
Foreign currency translation adjustment	—	—	—	—	—	(3.0)	—	(3.0)
Net income	—	—	—	—	—	—	32.4	32.4
Balance as of October 1, 2022	—	$—	146,647,275	$—	$279.9	$(7.8)	$65.4	$337.5
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

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	146,703,894	$—	—	$—	$281.9	$(4.8)	$98.2	$375.3
Issuance of restricted units	—	—	58,790	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(18,520)	—	18,520	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.7	—	0.7
Net income	—	—	—	—	—	—	—	—	26.0	26.0
Balance as of April 1, 2023	—	$—	146,744,164	$—	18,520	$(0.2)	$283.7	$(4.1)	$124.2	$403.6
Issuance of restricted units	—	—	81,448	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(118)	—	118	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	—	—	—	37.0	37.0
Balance as of July 1, 2023	—	$—	146,825,494	$—	18,638	$(0.2)	$285.5	$(3.5)	$161.2	$443.0
Issuance of restricted units	—	—	3,733	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(1,195)	—	1,195	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	—	—	—	—	—	37.0	37.0
Balance as of September 30, 2023	—	$—	146,828,032	$—	19,833	$(0.2)	$287.3	$(5.2)	$198.2	$480.1

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollar amounts in millions - Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022

Cash Flows Provided By Operating Activities
Net income	$100.0	$75.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	6.6	5.8
Noncash lease expense	4.7	4.0
Provision (reversal) for inventory obsolescence	1.4	(0.7)
Amortization of intangibles	22.3	22.3
Deferred finance fee amortization	3.1	2.8
Provision (reversal) for losses on accounts receivable	(0.7)	1.2
Share-based compensation	5.4	2.1
Loss on extinguishment of debt	1.6	—
Loss on sale of equipment	0.1	—
Loss on abandonment of lease	—	0.6
Loss (gain) on equity method investment	0.1	(0.1)
Changes in operating assets and liabilities
Accounts receivable	(14.9)	(45.9)
Contract assets	(12.1)	(7.7)
Prepaid expenses and other current assets	9.8	(0.5)
Inventory	12.0	(11.8)
Other assets	0.1	—
Accounts payable	3.6	0.8
Billings in excess of costs	(3.6)	4.0
Accrued expenses and other current liabilities	11.0	13.6
Other long-term liabilities	(4.0)	(2.8)
Net Cash Provided By Operating Activities	$146.5	$62.7
Cash Flows Used In Investing Activities
Proceeds from sale of equipment	$0.1	$0.1
Purchases of property and equipment	(13.5)	(7.9)
Cash paid for acquisitions, net of cash acquired	(1.0)	—
Net Cash Used In Investing Activities	$(14.4)	$(7.8)
Cash Flows Used In Financing Activities
Payments on line of credit	$—	$(6.4)
Proceeds from long-term debt	337.6	—
Principal payments on long-term debt	(426.9)	(6.1)
Principal payments under finance lease obligations	(0.5)	(0.1)
Payments for deferred financing fees	(11.2)	—
Cash Used In Financing Activities	$(101.0)	$(12.6)
Effect of exchange rate changes on cash	$0.2	$(0.1)
Net Increase in Cash	$31.3	$42.2
Cash, Beginning of Period	$78.4	$13.2
Cash, End of Period	$109.7	$55.4
Supplemental Cash Flows Information
Interest paid	$38.9	$28.4
Income taxes paid	$22.5	$21.7
Cash paid for operating leases included in operating activities	$6.2	$5.8
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$4.5	$48.0
Right-of-use assets obtained in exchange for finance lease obligations	$2.4	$1.4
RSU Shares withheld related to employee taxes	$0.2	$—
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
The Company is headquartered in Temple, GA with operations in the United States of America (“United States”) (“U.S.”), United Kingdom (“U.K.”), Australia, Singapore, France, and Poland. The Company provides products and services through its two operating and reportable segments which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (U.K.) (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC and Steel Door Depot.com, LLC. The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.
The dollar amounts in the notes are shown in millions of dollars, unless otherwise noted, and rounded to the nearest million except for share and per share amounts.
Assets held at foreign locations were approximately $65.0 and $61.1 as of September 30, 2023 and December 31, 2022, respectively. Revenues earned at foreign locations totaled approximately $20.4 and $17.0 for the three month periods ended September 30, 2023 and October 1, 2022, respectively, and $63.2 and $55.2 for the nine month periods ended September 30, 2023 and October 1, 2022, respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the applicable rules and regulations of the SEC. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2023, and its results of operations, including its comprehensive income and stockholders’ equity for the three and nine month periods ended September 30, 2023 and October 1, 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K, for the year ended December 31, 2022.
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

Prior Period Financial Statement Correction of Immaterial Error
Subsequent to the issuance of the fiscal year 2022 Form 10-K consolidated financial statements, an immaterial error was identified relating to certain contracts that were recognized as revenue based on two performance obligations, but it was subsequently determined that the performance obligations were not distinct within the context of the contract with the customer. The correction of this immaterial error led to a presentation change on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income and in Footnote 13 to the Unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended October 1, 2022, as illustrated in the table below. These presentation changes had no effect on our previously reported results of operations or retained earnings.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The effect of correcting the immaterial error in the Unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2023 is shown in the following table:

	As previously reported	Correction	As adjusted
Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended October 1, 2022
Product Revenues	$230.8	$2.9	$233.7
Service Revenues	31.7	(2.9)	28.8
	$262.5	$—	$262.5
Nine Months Ended October 1, 2022
Product Revenues	$642.1	$12.4	$654.5
Service Revenues	97.7	(12.4)	85.3
	$739.8	$—	$739.8
Footnote 13. Revenue Recognition
Reportable Segments by Timing of Revenue Recognition
Three Months Ended October 1, 2022
Janus North America
Product revenues transferred at a point in time	$232.2	$(17.7)	$214.5
Product revenues transferred over time	—	20.5	20.5
Services revenues transferred over time	24.5	(2.8)	21.7
	$256.7	$—	$256.7
Nine Months Ended October 1, 2022
Janus North America
Product revenues transferred at a point in time	$648.2	$(60.8)	$587.4
Product revenues transferred over time	—	73.2	73.2
Services revenues transferred over time	75.3	(12.4)	62.9
	$723.5	$—	$723.5
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
Significant items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, reserves for inventory obsolescence, the recognition and valuation of unit-based compensation arrangements, the useful lives of property, plant and equipment, estimated progress toward completion for certain revenue contracts, allowances for uncollectible receivable balances, fair values and impairment of intangible assets and goodwill and assumptions used in the recognition of contract assets.
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
The fair value of cash, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt approximates its carrying amount as of September 30, 2023 and December 31, 2022 due to its variable interest rate that is tied to the current SOFR rate plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s debt, which consists of the First Lien Term Loan and the Revolving Credit Facility, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy (see Notes 7 and 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of the Company’s debt).
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
At inception, we evaluate credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends, macroeconomic factors and other internal metrics. On an ongoing basis, we monitor credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of loss. In determining past-due status, we consider the receivable past due when any installment is over 30 days past due. Receivable balances are written off to the allowance for credit losses when, in the judgment of management, they are considered uncollectible. Revolving charge accounts are generally deemed to be uncollectible and written off to the allowance for credit losses when delinquency reaches 120 days, taking into consideration the financial condition of the customer.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The activity for the allowance for credit losses during the nine month period ended September 30, 2023 and the fiscal year ended December 31, 2022, is as follows:

	September 30, 2023	December 31, 2022
Balance at beginning of period	$4.5	$5.4
CECL Adoption (1)	—	0.4
Write-offs	—	(3.0)
Provision (reversal), net	(0.7)	1.7
Balance at end of period	$3.8	$4.5

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

The activity related to product warranty liabilities recorded in Accrued expenses and other current liabilities, during the nine month period ended September 30, 2023 and the fiscal year ended December 31, 2022, is as follows:

	September 30, 2023	December 31, 2022
Balance at beginning of period	$0.9	$0.7
Aggregate changes in the product warranty liability	1.0	0.2
Balance at end of period	$1.9	$0.9
Treasury Stock
We account for treasury stock under the cost method pursuant to the provisions of ASC 505-30, Treasury Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, Common Stock and additional paid-in capital, remain intact.
If the treasury shares are ever reissued in the future at a price higher than its cost, the difference will be recorded as a component of additional paid-in-capital in our Unaudited Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference will be recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Unaudited Condensed Consolidated Balance Sheets. If treasury stock is reissued in the future, a cost flow assumption will be adopted to compute excesses and deficiencies upon subsequent share re-issuance.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of September 30, 2023 and December 31, 2022, no customer accounted for more than 10% of the accounts receivable balance.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Recently Issued Accounting Pronouncements
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718), which amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance, so there is no transition or effective date associated with it. The Company does not believe this will have a material impact on the Company’s consolidated financial position or results of operations.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which will be adopted as applicable, management does not believe any of these accounting pronouncements will have a material impact on the Company’s consolidated financial position or results of operations.
3. Inventories
Inventories are stated at the lower of cost or net realizable value utilizing the first-in, first-out (FIFO) and average cost method. The major components of inventories as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Raw materials	$36.4	$49.8
Work-in-process	0.7	1.6
Finished goods	17.2	16.3
Inventories	$54.3	$67.7
The Company has recorded a reserve for inventory obsolescence as of September 30, 2023 and December 31, 2022, of approximately $3.4 and $2.0, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
4. Property, Plant and Equipment
Property, plant, and equipment as of September 30, 2023 and December 31, 2022 are as follows:

	Useful Life	September 30, 2023	December 31, 2022
Land	Indefinite	$4.5	$4.5
Building	39 years	2.5	2.5
Manufacturing machinery and equipment	3-7 years	41.5	38.8
Leasehold improvements	Over the shorter of the lease term or respective useful life	10.3	8.3
Computer and software	3 years	9.7	9.6
Furniture and fixtures, and vehicles	3-7 years	4.1	3.6
Construction in progress	—	8.5	1.9
		$81.1	$69.2
Less: accumulated depreciation		(32.5)	(27.1)
		$48.6	$42.1
Depreciation expense was approximately $2.2 and $2.0 for the three month periods ended September 30, 2023 and October 1, 2022, respectively, and $6.6 and $5.8 for the nine month periods ended September 30, 2023 and October 1, 2022, respectively.

5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying basis and accumulated amortization of recognized intangible assets at September 30, 2023 and December 31, 2022, are as follows:

	Useful Life	September 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10-15 years	$408.2	$146.7	$261.5	$408.2	$125.6	$282.6
Tradenames and trademarks	Indefinite	107.4	—	107.4	107.4	—	107.4
Software development	10-15 years	20.3	7.1	13.2	20.3	6.1	14.2
Noncompete agreements	3-8 years	0.3	0.2	0.1	0.4	0.2	0.2
Backlog	< 1 year	—	—	—	41.4	41.4	—
		$536.2	$154.0	$382.2	$577.7	$173.3	$404.4
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include an immaterial gain and $2.0 loss for the periods ended September 30, 2023 and December 31, 2022, respectively. The amortization of intangible assets is included in the general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Amortization expense was approximately $7.4 for the three month periods ended September 30, 2023 and October 1, 2022, and $22.3 for the nine month periods ended September 30, 2023 and October 1, 2022.
The changes in the carrying amounts of goodwill for the period ended September 30, 2023 were as follows:

Balance as of December 31, 2022	$368.2
Foreign Currency Translation Adjustment	(0.1)
Balance as of September 30, 2023	$368.1

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows:

	September 30, 2023	December 31, 2022
Customer deposits	$33.9	$29.6
Employee compensation	17.6	16.5
Current operating lease liabilities	5.3	5.3
Sales tax payable	4.9	5.1
Current income taxes	2.3	0.8
Accrued professional fees	1.1	3.6
Product warranties	1.9	0.9
Accrued freight	0.9	1.2
Interest payable	3.6	0.2
Indemnity holdback liability	—	1.0
Other liabilities	8.7	6.4
Total	$80.2	$70.6
Other liabilities as of September 30, 2023 and December 31, 2022 consists of property tax, credit card and various other accruals.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
7. Line of Credit
Amendment No. 3 to the ABL Credit and Guarantee Agreement - On April 10, 2023, the Company entered into Amendment Number Three to ABL Credit and Guarantee Agreement (the “LOC Amendment No. 3”) to that certain ABL Credit and Guarantee Agreement, dated as of February 12, 2018 (the “LOC Agreement”). The LOC Amendment No. 3, among other things, (i) replaced the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the LOC Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updated certain other provisions of the LOC Agreement to reflect the transition from LIBOR to SOFR. The LOC Amendment provided for a revolving line of credit of $80.0 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a SOFR Rate (as defined in the LOC Agreement) option is chosen by the Company. If the SOFR Rate is elected, the interest computation is equal to the SOFR Rate plus the SOFR Margin (as defined in the LOC Agreement) of either 1.25% or 1.50%. If the Base Rate (as defined in the LOC Agreement) is elected, the interest computation is equal to the Base Rate of the greatest of (a) the federal funds rate plus 0.5%, (b) the SOFR rate for a one month tenor plus 1%, (c) the floor (i.e., zero), or (d) the financial institution’s Prime Rate (as defined in the LOC Agreement), plus the Base Rate Margin (as defined in the LOC Agreement) of either 0.25% or 0.50%. At the beginning of each quarter, the applicable margin is set and determined based on the average net availability on the line of credit for the previous quarter.
2023 ABL Credit and Guarantee Agreement - On August 3, 2023, the Company refinanced the revolving credit facility, pursuant to a new ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). The 2023 LOC Agreement, among other things, (i) increased the previous aggregate commitments from $80.0 to $125.0, (ii) updated the manner in which the previous borrowing base under the 2023 LOC Agreement was determined, and (iii) replaced the administrative agent with a new administrative agent. Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.
The interest rate on the facility is based on a base rate, unless an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement) option is chosen by the Company. If the Adjusted Term SOFR Rate is elected, the interest computation is equal to the Adjusted Term SOFR Rate, which is subject to a 10bps flat credit spread adjustment (“CSA”) plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on excess availability (as of September 30, 2023, the SOFR Margin Rate was 1.25%). If the Alternate Base Rate (as defined in the 2023 LOC Agreement) is elected, the interest computation is equal to the Alternate Base Rate of the greatest of (a) the federal funds rate plus 0.50%, (b) the Adjusted Term SOFR Rate for a one month tenor plus 1.00%, or (c) the financial institution’s Prime Rate (as defined in the 2023 LOC Agreement), plus the Base Rate Margin (as defined in the 2023 LOC Agreement) of either 0.25%, 0.50%, or 0.75% (as of September 30, 2023, the Base Rate Margin was 0.25%). At the beginning of each quarter, the applicable margin is set and determined based on the average net availability on the line of credit for the previous quarter. As of September 30, 2023 and December 31, 2022, the interest rate in effect for the facility was 7.3% and 7.8%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company accrues an unused commitment fee to the administrative agent at the varying rate of .25% to .38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC agreement.
This refinancing amendment was accounted for as a debt extinguishment and a $0.2 loss on debt extinguishment was recognized for this transaction within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. The Company incurred $1.7 of debt issuance costs, which were capitalized and are being amortized over the term of the facility that expires on August 3, 2028, using the straight-line method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $0.1 was recognized for both the three month periods ended September 30, 2023 and October 1, 2022, and $0.2 was recognized for both the nine month periods ended September 30, 2023 and October 1, 2022. The unamortized portion of the fees as of September 30, 2023 and December 31, 2022 was approximately $1.6 and $0.4, respectively. There were no borrowings outstanding on the line of credit as of September 30, 2023 and December 31, 2022.
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Note payable - Amendment No.6 First Lien	$625.0	$714.3
Financing leases	3.0	1.1
	$628.0	$715.4
Less: unamortized deferred finance fees	12.4	7.2
Less: current maturities	7.1	8.3
Total long-term debt	$608.5	$699.9

Notes Payable - Amendment No. 5 First Lien - On June 20, 2023, the Company entered into Amendment No. 5 (the “Amendment No. 5 First Lien”) to the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (the “First Lien Agreement”) (“First Lien Term Loan”). The Amendment No. 5 First Lien, among other things, (i) replaced the interest rate based on LIBOR and related LIBOR-based mechanics applicable to borrowings under the First Lien Agreement with an interest rate based on SOFR and related SOFR-based mechanics and (ii) updated certain other provisions of the First Lien Agreement to reflect the transition from LIBOR to SOFR. The Amendment No. 5

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
First Lien had an aggregate principal balance of $726.4 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.28% of the original principal amount of the loans outstanding on the Fourth Amendment Effective Date (i.e., August 17, 2021) with the remaining principal due on the maturity date of February 12, 2025.
On July 19, 2023, the Company made a voluntary prepayment of $35.0 toward the principal balance of the First Lien Term Loan. The Company used cash on hand to make the voluntary prepayment. Prior to the Amendment No 6, the Company paid off an additional $0.3 on August 3, 2023 to get the balance $625.0 for the refinancing discussed below. For the nine month period ended September 30, 2023, the Company has made payments of $85.3 toward the First Lien Term Loan.
Notes Payable - Amendment No. 6 First Lien - On August 3, 2023, the Company refinanced its existing First Lien Term Loan pursuant to Amendment No. 6 (the “Amendment No. 6 First Lien”) to the First Lien Agreement. The loan was made by a syndicate of lenders, with the aggregate amount of $625.0. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance of the amended loan beginning the last business day of December 2023 with the remaining principal due on the maturity date of August 3, 2030. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR plus an applicable margin percent (effective rate of 8.7% as of September 30, 2023).
The amendment was accounted for in accordance with ASC 470-50, “Debt - Modification and Extinguishment.” As discussed above, the amended First Lien Term Loan consists of a syndicate of lenders which were evaluated, for accounting purposes, as individual lenders. Certain lenders exited the Term Loan credit facility, which resulted in extinguishment accounting. There were $287.4 of borrowings held by lenders in the new agreement, that were also held by lenders in the previous agreement. As a result, the Company wrote off a portion of unamortized debt financing costs associated with the prior First Lien Agreement, that was deemed extinguished and recognized a loss on debt extinguishment of $1.4 for the three month and nine month periods ended September 30, 2023, recognized within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
In conjunction with the Amendment No 6, the Company incurred $2.3 of costs from 3rd parties that did not qualify for capitalization of deferred finance costs, and were expensed within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. The Company also incurred $9.5 of additional deferred finance costs, which will be amortized over the remaining term of the modified loan. Deferred finance costs are being amortized using the effective interest method. Amortization of approximately $0.8 and $0.9 was recognized for the three month period ended September 30, 2023 and October 1, 2022, respectively, and $2.9 and $2.6 was recognized for the nine month periods ended September 30, 2023 and October 1, 2022, respectively, as a component of interest expense.
As of September 30, 2023 and December 31, 2022, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The components of ROU assets and lease liabilities were as follows:

(in millions)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$46.8	$43.3
Finance lease assets	Right-of-use assets, net	2.9	1.0
Total leased assets		$49.7	$44.3
Liabilities:
Current:
Operating	Other accrued expenses	$5.3	$5.3
Financing	Current maturities of long-term debt	0.9	0.3
Noncurrent:
Operating	Other long-term liabilities	$45.4	$40.9
Financing	Long-term debt	2.1	0.8
Total lease liabilities		$53.7	$47.3
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease cost	$2.2	$2.1	$6.5	$6.1
Variable lease cost	0.2	0.1	0.5	0.3
Short-term lease cost	—	—	—	0.1
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.1	$0.5	$0.1
Interest on lease liabilities	0.1	—	0.1	—
Total lease cost	$2.7	$2.3	$7.6	$6.6
Other information related to leases was as follows:

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating Leases	9.07	9.66
Finance Leases	3.34	3.37
Weighted Average Discount Rate
Operating Leases	7.5%	7.1%
Finance Leases	8.4%	6.6%
As of September 30, 2023, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in millions)
2023	$2.2
2024	8.7
2025	8.2
2026	7.7
2027	7.0
Thereafter	37.8
Total future lease payments	$71.6
Less: imputed interest	$(20.9)
Present value of future lease payments	$50.7

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2023, future minimum repayments of finance leases were as follows:

(in millions)
2023	$0.3
2024	1.1
2025	1.1
2026	0.5
2027	0.3
Thereafter	0.1
Total future lease payments	$3.4
Less: imputed interest	$(0.4)
Present value of future lease payments	$3.0

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The provision for income taxes for the three and nine month periods ended September 30, 2023 and October 1, 2022 includes amounts related to entities within the Company taxed as corporations in the United States of America, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the interim period in which the event occurs.
During the three month period ended September 30, 2023 and October 1, 2022, the Company recorded a total income tax provision of approximately $12.4 and $10.6 on pre-tax income of $49.4 and $43.0 resulting in an effective tax rate of 25.1% and 24.6%, respectively. During the nine month periods ended September 30, 2023 and October 1, 2022, the Company recorded a total income tax provision of approximately $33.7 and $25.0 on pre-tax income of $133.7 and $100.0 resulting in an effective tax rate of 25.2% and 25.0%, respectively.
For the three and nine month periods ended September 30, 2023, effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences. For the three and nine month periods ended October 1, 2022, effective rates were primarily impacted by statutory rate differentials, changes in estimated tax rates, and permanent differences.
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
The Company measures compensation expense for stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the nine month period ended September 30, 2023, the Company granted stock-based awards including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and stock options under the Plan. The grant date fair value of RSUs is equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs or stock options are forfeited upon a “Termination of Service”, as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the nine month period ended September 30, 2023 is as follows:

(dollar amounts in millions, except share and per share data)	Nine Months Ended September 30, 2023
	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 31, 2022	465,064	$10.5
Granted	748,198	10.6
Vested	(143,971)	10.5
Forfeited	(34,901)	10.3
Unvested, outstanding at September 30, 2023	1,034,390	$10.6
Stock-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $1.0 and $0.6 for the three month period ended September 30, 2023 and October 1, 2022, respectively. Total compensation expense related to the above awards was approximately $2.6 and $1.9 for the nine month periods ended September 30, 2023 and October 1, 2022, respectively. As of September 30, 2023, there was

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
an aggregate of $9.0 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 2.5 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s performance metrics. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs awarded for the 2022 and 2023 awards. PSUs are subject to a three-year performance cliff-vesting period.
PSUs activity for the nine month period ended September 30, 2023 is as follows:
(dollar amounts in millions, except share and per share data)

	Nine months ended September 30, 2023
	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 31, 2022	252,923	$9.5
Granted	229,091	10.6
Vested	—	—
Forfeited	—	—
Unvested, outstanding at September 30, 2023 (1)	482,014	$10.0
1) This number excludes 252,923 performance stock units, which represents the incremental number of units that would be issued based on performance results from previously-granted PSU awards.
Stock-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $0.6 and $— for the three month periods ended September 30, 2023 and October 1, 2022, respectively.
Total compensation expense related to the performance-based awards was approximately $2.2 and $— for the nine month periods ended September 30, 2023 and October 1, 2022, respectively. As of September 30, 2023, there was an aggregate of $3.8 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 1.7.
The above table represents PSUs assuming 100% of target payout at the time of the grant. The Actual payout of the 2022 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 28, 2024. As of September 30, 2023, the Company deemed the estimate of the PSUs granted in fiscal year ended December 31, 2022 to be issued at 200% of target, and have reflected such estimates within the share-based compensation expense.
The Actual payout of the 2023 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025. As of September 30, 2023, the Company deemed the estimate of the PSUs granted in the nine month periods ended September 30, 2023 to be issued at 100% of target, and have reflected such estimates within the share-based compensation expense.
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
A summary of the assumptions used in determining the fair value of stock options is as follows:
(dollar amounts in millions, except share and per share data)

Nine Months Ended September 30, 2023
Expected life of option (years)	6.00 - 6.25
Risk-free interest rate	2.9% - 3.7%
Expected volatility of the Company’s stock	45% - 48%
Expected dividend yield on the Company’s stock	—%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Stock option activity for the nine month period ended September 30, 2023 is as follows:

	Nine Months Ended September 30, 2023
	Stock Options	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic value
Unvested, outstanding at December 31, 2022	700,729	$4.5	9.8	$0.2
Granted	18,796	5.3	9.5	0.2
Exercised	—	—	—	—
Vested	(175,175)	4.5	8.5	1.2
Forfeited	—	—	—	—
Unvested, outstanding at September 30, 2023	544,350	$4.5	8.6	$—
Vested not exercised at September 30, 2023	175,175	$4.5	8.5	$1.2
Stock-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $0.2 and $0.2 for the three month periods ended September 30, 2023 and October 1, 2022, respectively. Total compensation expense related to stock options was approximately $0.6 and $0.3 for the nine month periods ended September 30, 2023 and October 1, 2022, respectively. Total unamortized stock-based compensation expense related to the unvested stock options was approximately $2.1, which the Company expects to amortize over a weighted-average period of 2.6 years.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
12. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three and nine month periods ended September 30, 2023 and October 1, 2022, dilutive potential common shares include stock options and unvested restricted stock units. Dilutive EPS excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and nine month periods ended September 30, 2023 and October 1, 2022 (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income attributable to common stockholders	$37.0	$32.4	$100.0	$75.0
Denominator:
Weighted average number of shares:
Basic	146,827,175	146,639,452	146,765,567	146,592,296
Adjustment for dilutive securities	166,690	78,465	73,741	79,213
Diluted	146,993,865	146,717,917	146,839,308	146,671,509
Basic net income per share attributable to common stockholders	$0.25	$0.22	$0.68	$0.51
Diluted net income per share attributable to common stockholders	$0.25	$0.22	$0.68	$0.51
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
Contract balances as of September 30, 2023 were as follows:

Costs in excess of billings at December 31, 2022	$17.0
Unbilled receivables at December 31, 2022	22.2
Contract assets at December 31, 2022	$39.3

Costs in excess of billings at September 30, 2023	$31.9
Unbilled receivables at September 30, 2023	19.4
Contract assets at September 30, 2023	$51.3

Billings in excess of cost at December 31, 2022	$21.4
Billings in excess of cost at September 30, 2023	$17.9
During the three and nine month periods ended September 30, 2023, the Company recognized revenue of approximately $1.4 and $18.6 related to contract liabilities at December 31, 2022.
The Company derives subscription revenue from continued software support and through the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. We determine standalone selling price for recurring software revenue by using the adjusted market assessment approach. The recurring revenue recognized from the Nokē Smart Entry System,

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
included in service revenues, for the three month periods ended September 30, 2023 and October 1, 2022 was $1.2 and $0.4, respectively. The recurring revenue recognized from the Nokē Smart Entry System, included in service revenues, for the nine month periods ended September 30, 2023 and October 1, 2022 was $2.4 and $1.0, respectively.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and nine month periods ended September 30, 2023 and October 1, 2022:
Revenue by Timing of Revenue Recognition

	Three Months Ended		Nine Months Ended
Reportable Segments by Timing of Revenue Recognition	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Janus North America
Product revenues transferred at a point in time(1)	$210.4	$214.5	$592.3	$587.4
Product revenues transferred over time(1)	28.9	20.5	89.5	73.2
Service revenues transferred over time(1)	32.8	21.7	89.9	62.9
	$272.1	$256.7	$771.7	$723.5
Janus International
Product revenues transferred at a point in time	$10.5	$9.8	$35.7	$32.8
Service revenues transferred over time	9.9	7.2	27.5	22.4
	$20.4	$17.0	$63.2	$55.2
Eliminations	$(12.4)	$(11.2)	$(32.3)	$(38.9)
Total Revenue	$280.1	$262.5	$802.6	$739.8
(1) These numbers have been revised for the three and nine month periods ended October 1, 2022. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Revenue by Sales Channel

	Three Months Ended		Nine Months Ended
Reportable Segments by Sales Channel Revenue Recognition	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Janus North America
Self Storage-New Construction	$90.7	$65.8	$247.5	$212.2
Self Storage-R3	85.4	84.9	245.7	215.9
Commercial and Others	96.0	106.0	278.5	295.4
	$272.1	$256.7	$771.7	$723.5
Janus International
Self Storage-New Construction	$18.8	$13.2	$55.9	$40.0
Self Storage-R3	1.6	3.8	7.3	15.2
	$20.4	$17.0	$63.2	$55.2
Eliminations	$(12.4)	$(11.2)	$(32.3)	$(38.9)
Total Revenue	$280.1	$262.5	$802.6	$739.8

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

Summarized financial information for the Company’s segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue
Janus North America	$272.1	$256.7	$771.7	$723.5
Janus International	20.4	17.0	63.2	55.2
Eliminations	(12.4)	(11.2)	(32.3)	(38.9)
Consolidated Revenue	$280.1	$262.5	$802.6	$739.8
Income From Operations
Janus North America	$64.5	$53.1	$175.0	$126.1
Janus International	1.9	0.7	7.0	2.8
Eliminations	0.1	—	(0.2)	—
Total Segment Operating Income	$66.5	$53.8	$181.8	$128.9
Depreciation Expense
Janus North America	$2.0	$1.8	$5.9	$5.3
Janus International	0.2	0.2	0.7	0.5
Consolidated Depreciation Expense	$2.2	$2.0	$6.6	$5.8
Amortization of Intangible Assets
Janus North America	$7.1	$7.1	$21.3	$21.3
Janus International	0.3	0.3	1.0	1.0
Consolidated Amortization Expense	$7.4	$7.4	$22.3	$22.3
Capital Expenditures
Janus North America	$3.8	$2.1	$12.1	$6.8
Janus International	0.1	0.5	1.4	1.1
Consolidated Capital Expenditures	$3.9	$2.6	$13.5	$7.9

	September 30, 2023	December 31, 2022
Identifiable Assets
Janus North America	$1,232.2	$1,209.9
Janus International	64.7	60.7
Consolidated Assets	$1,296.9	$1,270.6

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

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces the closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company’s restructuring expenses are comprised of the following:

(in millions)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Severance and termination benefits	$0.1	$—	$0.2	$0.3
Facility related charges	—	—	0.1	0.6
Legal, consulting, and other costs	0.1	—	0.7	0.3
Total Restructuring Charges	$0.2	$—	$1.0	$1.2

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Balance at December 31, 2022	$—
Restructuring charges	1.0
Payments	(1.0)
Balance at September 30, 2023	$—
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $0.2 as of both September 30, 2023 and December 31, 2022. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $0.4 as of September 30, 2023, and December 31, 2022. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $0.3 as of both September 30, 2023 and December 31, 2022. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $2.4 and $2.1 as of September 30, 2023 and December 31, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
17. Related Party Transactions
Certain relatives of John Morgan Hodges (an Executive Vice President of the Company) and Elliot Kahler (General Counsel of the Company), each of whom is an executive officer, are related parties. Mr. Hodges has been an executive officer of the Company since it went public in June 2021 and all of his compensation was approved by the Compensation Committee. Mr. Kahler became an executive officer in February 2023.
Seth Powell is a Project Manager in the Company’s Estimating Department and the son-in-law of Mr. Hodges. Mr. Powell is expected to earn approximately $0.2 in total compensation for the 2023 fiscal year, consisting of base salary, commission, and share-based compensation that is subject to a three year vesting. Mr. Powell was paid compensation of $0.17, $0.12, and $0.12 in fiscal years 2022, 2021 and 2020, respectively, consisting of base salary, bonus, and commissions. Mr. Powell also participates in the Company’s benefit programs available to all other employees in similar positions.
Mr. Kahler is expected to earn approximately $0.7 in total compensation for the 2023 fiscal year, consisting of a base salary, target bonus, and share-based compensation that is subject to a three year vesting period. Mr. Kahler also participates in the Company’s benefit programs available to all other employees in similar positions.
Megan Kahler is the Chief Financial Officer of Janus International Group, LLC (“Janus Core”), our wholly owned subsidiary, and the spouse of Mr. Kahler. Ms. Kahler is expected to earn $0.4 in total compensation for the 2023 fiscal year, consisting of a base salary, target bonus, and share-based compensation that is subject to a three year vesting period. Ms. Kahler also participates in the Company’s benefit programs available to all other employees in similar positions.
The Audit Committee of the Company’s board of directors approved the above related party transactions.
18. Subsequent Events
For the interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2023, the Company has evaluated subsequent events through the issuance date of the financial statements.

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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and nine month periods ended September 30, 2023 and October 1, 2022.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the nine month periods ended September 30, 2023 and October 1, 2022. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at September 30, 2023, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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
Commercial light duty steel roll-up doors are designed for applications that require less frequent and less demanding operations. Janus offers heavy duty commercial grade steel doors (minimized dead-load, or constant weight of the curtain itself) for warehouses, commercial buildings, and terminals, designed with a higher gauge and deeper guides, which combat the heavy scale of use with superior strength and durability. Janus also offers rolling steel doors known for minimal maintenance and easy installation with options for: commercial slat doors, heavy duty service doors, fire doors, fire rated counter shutters, insulated service doors, counter shutters and grilles.
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the self-storage, commercial and industrial storage markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. We believe Janus is a bespoke provider of products and solutions for our clients.
Revenues increased in the three and nine month periods ended September 30, 2023 as compared to the three and nine month periods ended October 1, 2022, representing a 6.7% and 8.5% increase in revenue, respectively. This increase is largely due to continued strong performance within the New Construction sales channel, coupled with the impact from the commercial actions taken in 2022. The same trends were generally present in both the Janus North America segment as well as the Janus International segment, with the exception that the international segment does not sell into the Commercial sales channel.
Net income was $37.0 and $100.0 for the three and nine month periods ended September 30, 2023, representing a 14.2% and 33.3% increase from $32.4 and $75.0 for the three and nine month periods ended October 1, 2022. Net income as a percentage of revenue was 13.2% and 12.5% representing an increase of 0.9% and 2.3% from 12.3% and 10.1% for the three and nine month periods ended October 1, 2022.
Adjusted EBITDA was $76.2 and $211.4 for the three and nine month periods ended September 30, 2023, representing a 20.4% and 33.2% increase from $63.3 and $158.7 for the three and nine month periods ended October 1, 2022.
Adjusted EBITDA as a percentage of revenue was 27.2% for the three month period ended September 30, 2023, and 26.3% for the nine month period ended September 30, 2023, representing an increase of 3.1% from 24.1% for the three month period ended October 1, 2022 and an increase of 4.8% from 21.5% for the nine months October 1, 2022 . The increase in Adjusted EBITDA margins is a result of increased revenue primarily due to commercial actions taken in 2022, product mix and the benefit of decreases in raw material costs, which was partially offset by increases in labor costs as the business scales for continued growth. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems, metal roof panels, metal wall panels and building components used primarily by owners or builders of self-storage facilities. Installation services are also provided along with the products. Janus also provides industrial building solutions. Janus North America represented 92.7% and 92.1% of the Company’s revenue for the three and nine month periods ended September 30, 2023. Janus North America represented 93.5% and 92.5% of the Company’s revenue for the three and nine month periods ended October 1, 2022.
The Janus International segment produces and provides similar products and services as Janus North America, with the exception of the fact that the international segment does not sell into the Commercial sales channel, and they’re largely in Europe as well as Australia. Janus International represented 7.3% and 7.9% of Janus’s revenue for the three and nine month periods ended September 30, 2023. Janus International represented 6.5% and 7.5% of the Company’s revenue for the three and nine month periods ended October 1, 2022.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount is reflective of the health of Janus, indicative of an expansion or contraction of the overall business. We expect to continue to increase headcount in the future as we grow our business. As of September 30, 2023, and October 1, 2022, the headcount was 2,374 employees (including 503 temporary employees) and 2,321 employees (including 695 temporary employees), respectively.
The following table sets forth key performance measures for the periods ended September 30, 2023 and October 1, 2022 (dollar amounts in millions):

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Total Revenue	$280.1	$262.5	$17.6	6.7%
Adjusted EBITDA	$76.2	$63.3	$12.9	20.4%
Adjusted EBITDA (% of revenue)	27.2%	24.1%		3.1%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Total Revenue	$802.6	$739.8	$62.8	8.5%
Adjusted EBITDA	$211.4	$158.7	$52.7	33.2%
Adjusted EBITDA (% of revenue)	26.3%	21.5%		4.8%

Total revenue increased by $17.6 and $62.8 or 6.7% and 8.5% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, primarily due to improved market conditions, product mix, and commercial actions.
Adjusted EBITDA increased by $12.9 and $52.7 or 20.4% and 33.2% from the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, primarily due to increased revenue which was partially offset by increased cost of revenues and general and administrative expenses.

Adjusted EBITDA as a percentage of revenue increased 3.1% and 4.8% for the three and nine month periods ended September 30, 2023 primarily due to increased revenue due to commercial actions taking full effect, which was partially offset by inflationary increases in raw material, labor and logistics costs in advance of commercial and cost containment actions taking full effect. In addition to the inflationary cost pressures, Janus also experienced incremental costs associated with additional operational investments in our Noke smart entry systems (See “Non-GAAP Financial Measures” section).
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
We have presented results of operations, including the related discussion and analysis for:
•The thirteen week period ended September 30, 2023 compared to the thirteen week period ended October 1, 2022.
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

Service revenue is driven by the product revenue and the increase in value-added services, such as installation and general contracting, project management, and third-party security. Janus differentiates itself through on-time delivery, efficient installation, customer service satisfaction, and a reputation for high quality products.
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

Results of Operations
For the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022 (dollar amounts in millions):

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
REVENUES
Product revenues(1)	$237.8	$233.7	$4.1	1.8%
Service revenues(1)	42.3	28.8	13.5	46.9%
Total Revenues	$280.1	$262.5	$17.6	6.7%
Product cost of revenues	129.7	144.7	(15.0)	(10.4)%
Service cost of revenues	31.3	21.1	10.2	48.3%
Cost of Revenues	$161.0	$165.8	$(4.8)	(2.9)%
GROSS PROFIT	$119.1	$96.7	$22.4	23.2%
OPERATING EXPENSE
Selling and marketing	17.7	14.5	3.2	22.1%
General and administrative	34.9	28.4	6.5	22.9%
Operating Expenses	$52.6	$42.9	$9.7	22.6%
INCOME FROM OPERATIONS	$66.5	$53.8	$12.7	23.6%
Interest expense	(14.5)	(11.0)	(3.5)	31.8%
Loss on extinguishment and modification of debt	(3.9)	—	(3.9)	100.0%
Other income	1.3	0.2	1.1	550.0%
INCOME BEFORE TAXES	$49.4	$43.0	$6.4	14.9%
Provision for Income Taxes	12.4	10.6	1.8	17.0%
NET INCOME	$37.0	$32.4	$4.6	14.2%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
REVENUES
Product revenues(1)	$686.0	$654.5	$31.5	4.8%
Service revenues(1)	116.6	85.3	31.3	36.7%
Total Revenues	$802.6	$739.8	$62.8	8.5%
Product cost of revenues	380.4	418.8	(38.4)	(9.2)%
Service cost of revenues	86.9	63.6	23.3	36.6%
Cost of Revenues	$467.3	$482.4	$(15.1)	(3.1)%
GROSS PROFIT	$335.3	$257.4	$77.9	30.3%
OPERATING EXPENSE
Selling and marketing	49.2	42.2	7.0	16.6%
General and administrative	104.3	86.3	18.0	20.9%
Operating Expenses	$153.5	$128.5	$25.0	19.5%
INCOME FROM OPERATIONS	$181.8	$128.9	$52.9	41.0%
Interest expense	(45.3)	(28.6)	(16.7)	58.4%
Loss on extinguishment and modification of debt	(3.9)	—	(3.9)	100.0%
Other income (expense)	1.1	(0.3)	1.4	(466.7)%
INCOME BEFORE TAXES	$133.7	$100.0	$33.7	33.7%
Provision for Income Taxes	33.7	25.0	8.7	34.8%
NET INCOME	$100.0	$75.0	$25.0	33.3%
(1) These numbers have been revised for the three and nine month periods ended October 1, 2022. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Revenue (dollar amounts in tables in millions)

	Three Months Ended
	September 30, 2023	October 1, 2022	Organic Growth	%
Product revenues (1)	$237.8	$233.7	$4.1	1.8%
Service revenues	42.3	28.8	13.5	46.9%
Total	$280.1	$262.5	$17.6	6.7%

	Nine Months Ended
	September 30, 2023	October 1, 2022	Organic Growth	%
Product revenues (1)	$686.0	$654.5	$31.5	4.8%
Service revenues	116.6	85.3	31.3	36.7%
Total	$802.6	$739.8	$62.8	8.5%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
The $17.6 and $62.8 revenue increase for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022 is primarily attributable to the positive impact from commercial actions taken in 2022 as well as the growth in the New Construction sales channel.

The following table and discussion compares Janus’s sales by sales channel (dollar amounts in tables in millions).

	Three Months Ended				Variance
Consolidated	September 30, 2023	% of sales	October 1, 2022	% of sales	$	%
New Construction - Self Storage	$105.4	37.6%	$75.1	28.6%	$30.3	40.3%
R3 - Self Storage	86.7	31.0%	88.4	33.7%	(1.7)	(1.9)%
Commercial and Other	88.0	31.4%	99.0	37.7%	(11.0)	(11.1)%
Total	$280.1	100.0%	$262.5	100.0%	$17.6	6.7%

	Nine Months Ended				Variance
Consolidated	September 30, 2023	% of sales	October 1, 2022	% of sales	$	%
New Construction - Self Storage	$291.8	36.4%	$233.2	31.5%	$58.6	25.1%
R3 - Self Storage	252.5	31.5%	230.3	31.2%	22.2	9.6%
Commercial and Other	258.3	32.1%	276.3	37.3%	(18.0)	(6.5)%
Total	$802.6	100.0%	$739.8	100.0%	$62.8	8.5%
New construction sales increased by $30.3 and $58.6 or 40.3% and 25.1% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022. The increase in the three and nine month periods ended September 30, 2023 is primarily due to commercial initiatives.
R3 sales decreased by $1.7 and increased by $22.2 or 1.9% and 9.6% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022. The R3 sales decrease for the three month period ended September 30, 2023 is due to the three month period ended October 1, 2022 benefiting from favorable 2022 market gains due to pent up demand. The increase in the nine month period ended September 30, 2023 is due to the increase of conversions and expansions as self-storage capacity continues to be brought online through R3, coupled with the positive impacts from commercial actions.
Commercial and other sales decreased by $11.0 and $18.0 or 11.1% and 6.5% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, due to the three and nine month periods ended October 1, 2022, benefiting from favorable 2022 market gains due to share gains in both the commercial steel roll up door market and ASTA’s rolling steel product line, partially offset by commercial actions.

Cost of Revenues and Gross Margin
Gross margin increased by 5.6% and 7.0% to 42.5% and 41.8% for the three and nine month periods ended September 30, 2023, from 36.9% and 34.8% for the three and nine month periods ended October 1, 2022. This increase is primarily due to the commercial and cost containment initiatives.

(Dollar amounts in tables in millions)	Three Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Product cost of revenues	$129.7	$144.7	$(15.0)	(10.4)%
Service cost of revenues	31.3	21.1	10.2	48.4%
Cost of Revenues	$161.0	$165.8	$(4.8)	(2.9)%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Product cost of revenues	$380.4	$418.8	$(38.4)	(9.2)%
Service cost of revenues	86.9	63.6	23.3	36.6%
Cost of Revenues	$467.3	$482.4	$(15.1)	(3.1)%
The cost of revenues decreased by $4.8 and $15.1 or 2.9% and 3.1% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022. The decrease in product cost of revenues of $15.0 and $38.4 for the three and nine month periods ended September 30, 2023, is primarily attributable to the decline in steel coil pricing due to supplier agreements Janus entered into in 2022, while the increase in service cost of revenue of $10.2 and $23.3 for the three and nine month periods ended September 30, 2023, is due to the higher costs necessary to support the service revenue growth of 46.9% and 36.7%, respectively.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $3.2 and $7.0 or 22.1% and 16.6% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022. This is primarily due to increases in payroll related costs for additional headcount in sales and advertising activities.
Operating Expenses - General and administrative
General and administrative expenses increased $6.5 and $18.0 or 22.9% and 20.9% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022. The increase for the three and nine month periods is primarily due to higher health insurance costs, stock-based compensation, and additional headcount to support the various corporate functions.
Interest Expense
Interest expense increased $3.5 and $16.7 or 31.8% and 58.4% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, primarily due to higher interest rates on floating rate debt in 2023, partially offset by the principal repayments of $85.3 on notes payable for the nine month period ended September 30, 2023. (See “Liquidity and Capital Resources” section).
Loss on Extinguishment and Modification of Debt
Loss on extinguishment and modification of debt increased by $3.9 for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, due to the debt refinancing transaction on August 3, 2023. (See Notes 7 and 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of the Company’s debt).
Other Income (Expense)
Other income increased by $1.1 and $1.4, from $0.2 of other income and $0.3 of other expense for the three and nine month periods ended October 1, 2022 compared to the three and nine month periods ended September 30, 2023 , primarily due to a gain from a $1.5 legal settlement included in the three and nine month periods ended September 30, 2023. Other expense also includes gains or losses on foreign currency driven by our international operations.
Income Taxes
Income tax expense increased by $1.8 and $8.7 or 17.0% and 34.8% from $10.6 and $25.0 for the three and nine month periods ended October 1, 2022, to $12.4 and $33.7 expense for the three and nine month periods ended September 30, 2023, due to statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences.

Net Income
The $4.6 and $25.0 or 14.2% and 33.3% increase in net income for the three and nine month periods ended September 30, 2023 as compared to the three and nine month periods ended October 1, 2022, respectively, is largely due to an increase in revenues and a decrease in cost of revenues, partially offset by an increase in selling and marketing expenses, general and administrative expenses and interest expense for the three and nine month periods ended September 30, 2023.
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
Results of Operations - Janus North America
For the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022 (dollar amounts in tables in millions):

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022
			$	%
REVENUES
Product revenues(1)	$239.3	$235.0	$4.3	1.8%
Service revenues(1)	32.8	21.7	11.1	51.2%
Total revenues	$272.1	$256.7	$15.4	6.0%
Product cost of revenues	134.9	149.2	(14.3)	(9.6)%
Service cost of revenues	24.4	15.5	8.9	57.4%
Cost of Revenues	$159.3	$164.7	$(5.4)	(3.3)%
GROSS PROFIT	$112.8	$92.0	$20.8	22.6%
OPERATING EXPENSE
Selling and marketing	16.9	13.8	3.1	22.5%
General and administrative	31.4	25.1	6.3	25.1%
Operating Expenses	$48.3	$38.9	$9.4	24.2%
INCOME FROM OPERATIONS	$64.5	$53.1	$11.4	21.5%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022
			$	%
REVENUES
Product revenues(1)	$681.8	$660.6	$21.2	3.2%
Service revenues(1)	89.9	62.9	27.0	42.9%
Total revenues	$771.7	$723.5	$48.2	6.7%
Product cost of revenues	388.5	435.4	(46.9)	(10.8)%
Service cost of revenues	67.3	45.5	21.8	47.9%
Cost of Revenues	$455.8	$480.9	$(25.1)	(5.2)%
GROSS PROFIT	$315.9	$242.6	$73.3	30.2%
OPERATING EXPENSE
Selling and marketing	46.8	40.1	6.7	16.7%
General and administrative	94.1	76.4	17.7	23.2%
Operating Expenses	$140.9	$116.5	$24.4	20.9%
INCOME FROM OPERATIONS	$175.0	$126.1	$48.9	38.8%
(1) These numbers have been revised for the three and nine month periods ended October 1, 2022. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Revenue (dollar amounts in tables in millions)

	Three Months Ended		Organic Growth
	September 30, 2023	October 1, 2022	$	%
Product revenues (1)	$239.3	$235.0	$4.3	1.8%
Service revenues	32.8	21.7	11.1	51.2%
Total	$272.1	$256.7	$15.4	6.0%

	Nine Months Ended		Organic Growth
	September 30, 2023	October 1, 2022	$	%
Product revenues (1)	$681.8	$660.6	$21.2	3.2%
Service revenues	89.9	62.9	27.0	42.9%
Total	$771.7	$723.5	$48.2	6.7%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
The $15.4 and $48.2 or 6.0% and 6.7% revenue growth increase is primarily attributable to New Construction sales channel growth due to new capacity additions and the positive impact from commercial actions.

The following table and discussion compares Janus North America sales by sales channel (dollar amounts in millions).

	Three Months Ended				Variance
	September 30, 2023	% of Total Sales	October 1, 2022	% of Total Sales
					$	%
New Construction - Self Storage	$90.7	33.3%	$65.8	25.6%	$24.9	37.8%
R3 - Self Storage	85.4	31.4%	84.9	33.1%	0.5	0.6%
Commercial and Other	96.0	35.3%	106.0	41.3%	(10.0)	(9.4)%
Total	$272.1	100.0%	$256.7	100.0%	$15.4	6.0%

	Nine Months Ended				Variance
	September 30, 2023	% of Total Sales	October 1, 2022	% of Total Sales
					$	%
New Construction - Self Storage	$247.5	32.1%	$212.2	29.3%	$35.3	16.6%
R3 - Self Storage	245.7	31.8%	215.9	29.8%	29.8	13.8%
Commercial and Other	278.5	36.1%	295.4	40.9%	(16.9)	(5.7)%
Total	$771.7	100.0%	$723.5	100.0%	$48.2	6.7%
New Construction sales increased by $24.9 and $35.3 or 37.8% and 16.6% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, primarily due to commercial initiatives put in place in 2022 and continued high occupancy rates at existing facilities.
R3 sales increased by $0.5 and $29.8 or 0.6% and 13.8% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, respectively, primarily due to the continued trend of new self-storage capacity being brought online through conversions and expansions coupled with the positive impacts from commercial actions.
Commercial and Other sales decreased by $10.0 and $16.9 or 9.4% and 5.7% for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, primarily due to the third quarter of 2022 benefiting from strong market competitions in Janus Core and ASTA commercial steel roll up door and rolling steel product line market, due to pent up demand in the nine month period ended October 1, 2022, offset by commercial initiatives implemented due to the inflationary increases of raw materials, labor, and logistics costs.

Cost of Revenues and Gross Margin
Gross Margin increased by 5.7% and 7.4% to 41.5% and 40.9% for the three and nine month periods ended September 30, 2023, from 35.8% and 33.5% for the three and nine month periods ended October 1, 2022 is primarily attributable to the decline in steel coil pricing due to supplier agreements Janus entered into in 2022, and an increase in service revenues for the three month period ended September 30, 2023, primarily due to project mix and timing.

(Dollar amounts in tables in millions)

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Product cost of revenues	$134.9	$149.2	$(14.3)	(9.6)%
Service cost of revenues	24.4	15.5	8.9	57.4%
Cost of Revenues	$159.3	$164.7	$(5.4)	(3.3)%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Product cost of revenues	$388.5	$435.4	$(46.9)	(10.8)%
Service cost of revenues	67.3	45.5	21.8	47.9%
Cost of Revenues	$455.8	$480.9	$(25.1)	(5.2)%
The $5.4 and $25.1 or 3.3% and 5.2% decrease in cost of revenues for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022, is primarily due to increased revenue coupled with a decrease in cost of revenues due to the commercial and cost containment initiatives taken in 2022.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $3.1 and $6.7 or 22.5% and 16.7% from $13.8 and $40.1 for the three and nine month periods ended October 1, 2022 to $16.9 and $46.8 for the three and nine month periods ended September 30, 2023 primarily due to increased travel and payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses increased $6.3 and $17.7 or 25.1% and 23.2% from $25.1 and $76.4 for the three and nine month periods ended October 1, 2022 to $31.4 and $94.1 for the three and nine month periods ended September 30, 2023. The increase for the three and nine month periods is primarily due to an increase in health insurance costs, professional fees and additional operational investments in our Noke smart entry system to support the continued top line revenue growth.
Income from Operations
Income from operations increased by $11.4 and $48.9 or 21.5% and 38.8% from $53.1 and $126.1 for the three and nine month periods ended October 1, 2022 to $64.5 and $175.0 for the three and nine month periods ended September 30, 2023, primarily due to an increase in revenue and a reduction in cost of revenues, partially offset by an increase in selling and general and administrative expenses.

INTERNATIONAL
Results of Operations - Janus International- For the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended October 1, 2022 (dollar amounts in millions):

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
REVENUE
Product revenues	$10.5	$9.8	$0.7	7.1%
Service revenues	9.9	7.2	2.7	37.5%
Total revenues	$20.4	$17.0	$3.4	20.0%
Product cost of revenues	6.9	6.7	0.2	3.0%
Service cost of revenues	7.3	5.6	1.7	30.4%
Cost of Revenues	$14.2	$12.3	$1.9	15.4%
GROSS PROFIT	$6.2	$4.7	$1.5	31.9%
OPERATING EXPENSE
Selling and marketing	0.8	0.7	0.1	14.3%
General and administrative	3.5	3.3	0.2	6.1%
Operating Expenses	$4.3	$4.0	$0.3	7.5%
INCOME FROM OPERATIONS	$1.9	$0.7	$1.2	171.4%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
REVENUE
Product revenues	$35.7	$32.8	$2.9	8.8%
Service revenues	27.5	22.4	5.1	22.8%
Total revenues	$63.2	$55.2	$8.0	14.5%
Product cost of revenues	23.2	22.3	0.9	4.0%
Service cost of revenues	20.4	18.1	2.3	12.7%
Cost of Revenues	$43.6	$40.4	$3.2	7.9%
GROSS PROFIT	$19.6	$14.8	$4.8	32.4%
OPERATING EXPENSE
Selling and marketing	2.5	2.1	0.4	19.0%
General and administrative	10.1	9.9	0.2	2.0%
Operating Expenses	$12.6	$12.0	$0.6	5.0%
INCOME FROM OPERATIONS	$7.0	$2.8	$4.2	150.0%
Revenue (dollar amounts in tables in millions)

	Three Months Ended		Organic Growth
	September 30, 2023	October 1, 2022	$	%
Product revenues	$10.5	$9.8	$0.7	7.1%
Service revenues	9.9	7.2	2.7	37.5%
Total	$20.4	$17.0	$3.4	20.0%

	Nine Months Ended		Organic Growth
	September 30, 2023	October 1, 2022	$	%
Product revenues	$35.7	$32.8	$2.9	8.8%
Service revenues	27.5	22.4	5.1	22.8%
Total	$63.2	$55.2	$8.0	14.5%
The $3.4 and $8.0 or 20.0% and 14.5% increase in revenue is due to organic growth driven by increased sales volumes, improved market conditions and commercial actions instituted.

The following table illustrates the sales by channel for the three and nine month periods ended September 30, 2023 and October 1, 2022.
(Dollar amounts in tables in millions)

	Three Months Ended			% of Total Sales	Variance
	September 30, 2023	% of Total Sales	October 1, 2022		$	%
New Construction - Self Storage	$18.8	92.2%	$13.2	77.6%	$5.6	42.4%
R3 - Self Storage	1.6	7.8%	3.8	22.4%	(2.2)	(57.9)%
Total	$20.4	100.0%	$17.0	100.0%	$3.4	20.0%

	Nine Months Ended			% of Total Sales	Variance
	September 30, 2023	% of Total Sales	October 1, 2022		$	%
New Construction - Self Storage	$55.9	88.4%	$40.0	72.5%	$15.9	39.8%
R3 - Self Storage	7.3	11.6%	15.2	27.5%	(7.9)	(52.0)%
Total	$63.2	100.0%	$55.2	100.0%	$8.0	14.5%

New Construction sales increased by $5.6 and $15.9 or 42.4% and 39.8% to $18.8 and $55.9 for the three and nine month periods ended September 30, 2023 compared to $13.2 and $40.0 for the three and nine month periods ended October 1, 2022. The increase was due to increased volumes, commercial actions, and higher occupancy rates at existing facilities, leading to a necessity for an expansion in capacity by operators.
R3 sales decreased by $2.2 and $7.9 or 57.9% and 52.0% to $1.6 and $7.3 for the three and nine month periods ended September 30, 2023 from $3.8 and $15.2 for the three and nine month periods ended October 1, 2022 primarily due to project timing and mix of factors affecting the nine month period ended September 30, 2023.

Cost of Revenues and Gross Margin
Gross Margin increased by 2.8% and 4.2% to 30.4% and 31.0% for the three and nine month periods ended September 30, 2023, from 27.6% and 26.8% for the three and nine month periods ended October 1, 2022. The increase in the Gross Margin for the three and nine month periods ended September 30, 2023 is due primarily to increased revenue resulting in improved absorption.

(Dollar amounts in tables in millions)

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Product cost of revenues	$6.9	$6.7	$0.2	3.0%
Service cost of revenues	7.3	5.6	1.7	30.4%
Cost of Revenues	$14.2	$12.3	$1.9	15.4%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022	$	%
Product cost of revenues	$23.2	$22.3	$0.9	4.0%
Service cost of revenues	20.4	18.1	2.3	12.7%
Cost of Revenues	$43.6	$40.4	$3.2	7.9%
Cost of revenues increased by $1.9 and $3.2 or 15.4% and 7.9% for the three and nine month periods ended September 30, 2023. Cost of revenues were $14.2 and $43.6 for the three and nine month periods ended September 30, 2023 and $12.3 and $40.4 for the three and nine month periods ended October 1, 2022. The increase in cost of revenues for the three and nine month periods ended September 30, 2023, is primarily to support the 37.5% and 22.8% increase in service revenues for the three and nine month periods ended September 30, 2023, respectively,
Income from Operations
Income from operations increased from $0.7 and $2.8 for the three and nine month periods ended October 1, 2022 to $1.9 and $7.0 for the three and nine month periods ended September 30, 2023. The increase for the period is primarily due to an increase in revenue.

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
The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated (dollar amounts in tables in millions):

	Three Months Ended		Variance
	September 30, 2023	October 1, 2022
			$	%
Net Income	$37.0	$32.4	$4.6	14.2%
Interest expense	14.5	11.0	3.5	31.8%
Income taxes	12.4	10.6	1.8	17.0%
Depreciation	2.2	2.0	0.2	10.0%
Amortization	7.4	7.4	—	—%
EBITDA	$73.5	$63.4	$10.1	15.9%
Restructuring charges(1)	0.2	—	0.2	100.0%
Acquisition income(2)	(1.4)	(0.1)	(1.3)	1300.0%
Loss on extinguishment and modification of debt (3)	3.9	—	3.9	100.0%
Adjusted EBITDA	$76.2	$63.3	$12.9	20.4%

	Nine Months Ended		Variance
	September 30, 2023	October 1, 2022
			$	%
Net Income	$100.0	$75.0	$25.0	33.3%
Interest expense	45.3	28.6	16.7	58.4%
Income taxes	33.7	25.0	8.7	34.8%
Depreciation	6.6	5.8	0.8	13.8%
Amortization	22.3	22.3	—	—%
EBITDA	$207.9	$156.7	$51.2	32.7%
Restructuring charges(1)	1.0	1.2	(0.2)	(16.7)%
Acquisition (income) expense(2)	(1.4)	0.7	(2.1)	(300.0)%
Loss on extinguishment and modification of debt (3)	3.9	—	3.9	100.0%
COVID-19 related expenses(4)	—	0.1	(0.1)	(100.0)%
Adjusted EBITDA	$211.4	$158.7	$52.7	33.2%

(1)Adjustments consist of the following: 1) facility relocations, and 2) severance and hiring costs associated with our strategic transformation, including executive leadership team changes, strategic business assessment and transformation projects.
(2)Income or expenses related to the transition services agreement and legal settlement for an acquisition.
(3)Adjustment for loss on extinguishment and modification of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in August 2023.
(4)Adjustment consists of signage, cleaning and supplies to maintain work environments necessary to adhere to CDC guidelines during the COVID-19 pandemic.
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

Debt Profile (dollar amounts in table in millions)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					September 30, 2023	December 31, 2022
Notes payable - First Lien	$625.0	August 3, 2023	August 3, 2030	8.70%[1]	$625.0	$714.3
Financing leases					3.0	1.1
Total principal debt					$628.0	$715.4
Less: unamortized deferred finance fees					12.4	7.2
Less: current portion of long-term debt					7.1	8.3
Long-term debt, net of current portion					$608.5	$699.9
(1)The interest rate on the Amendment No. 6 First Lien Term Loan as of September 30, 2023, was 8.70%, which is a variable rate based on Adjusted Term SOFR, subject to a 1.00% floor and 10 bps flat CSA, plus an applicable margin percent of 3.25%.
As of September 30, 2023 and December 31, 2022, the Company maintained one letter of credit totaling approximately $0.4, on which there were no balances due.
First Lien Term Loan - On June 20, 2023, the Company entered into Amendment No. 5 (the “Amendment No. 5 First Lien”) to the First Lien Term Loan. The Amendment No. 5 First Lien, among other things, (i) replaces the interest rate based on the London Interbank Offered Rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updates certain other provisions of the Agreement to reflect the transition from LIBOR to SOFR. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR, plus an applicable margin percent. The debt is secured by substantially all business assets. On July 19, 2023, the Company made a voluntary prepayment of $35.0 toward the principal balance of the First Lien Term Loan. The Company used cash on hand to make the voluntary prepayment. For the nine month period ended September 30, 2023, the Company has made payments of $85.3 toward the First Lien Term Loan.
On August 3, 2023, the Company refinanced its existing First Lien Term Loan pursuant to the Amendment No. 6 First Lien. The loan was made by a syndicate of lenders, with the aggregate amount of $625.0. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance of the amended loan beginning the last business day of December 2023 with the remaining principal due on the maturity date of August 3, 2030. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR plus an applicable margin percent (effective rate of 8.7% as of September 30, 2023). (see Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion)
Revolving Credit Facility - On August 18, 2021, the Company increased the existing available LOC Agreement with a domestic bank, from $50.0 to $80.0, incurred additional fees for this amendment of $0.4 and extended the maturity date from February 12, 2023 to August 12, 2024. On August 3, 2023, the Company refinanced the revolving credit facility, pursuant to a new ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). The 2023 LOC Agreement, among other things, (i) increased the previous aggregate commitments from $80.0 to $125.0, (ii) updated the manner in which the previous borrowing base under the 2023 LOC Agreement was determined, and (iii) replaced the administrative agent with a new administrative agent. Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.
As chosen by the Company, the amended revolving credit facility bears interest at a floating rate per annum consisting of SOFR plus an applicable margin percent that is based on excess availability. There was no outstanding balance on the line of credit as of September 30, 2023. As of September 30, 2023, the interest rate in effect for the facility was 7.3%. The line of credit is secured by accounts receivable and inventories. (see Note 7 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion)
The LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 30, 2023, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

Statement of cash flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Nine month period ended September 30, 2023 compared to the nine month period ended October 1, 2022:
(dollar amounts in millions)

	September 30, 2023	October 1, 2022	Variance
			$	%
Net cash provided by operating activities	$146.5	$62.7	$83.8	133.7%
Net cash (used in) investing activities	(14.4)	(7.8)	(6.6)	84.6%
Net cash (used in) financing activities	(101.0)	(12.6)	(88.4)	701.6%
Effect of foreign currency rate changes on cash	0.2	(0.1)	0.3	(300.0)%
Net increase (decrease) in cash	$31.3	$42.2	$(10.9)	(25.8)%
Net cash provided by operating activities
Net cash provided by operating activities increased by $83.8 for the nine month period ended September 30, 2023 as compared to the nine month period ended October 1, 2022. This was due to an increase of $31.6 to net income adjusted for non-cash items. The change in the net working capital balances for the nine month period ended September 30, 2023 had a net decrease in accounts receivables of $31.0, a net decrease in the net change of inventory of $23.8, and a net increase in other net working capital accounts by $2.6 compared to the nine month period ended October 1, 2022.
Net cash used in investing activities
Net cash used in investing activities increased by $6.6 for the nine month period ended September 30, 2023 as compared to the nine month period ended October 1, 2022. This increase was driven by $5.6 increase in capital expenditures to continue to support our strategic growth initiatives. and a $1.0 increase in cash paid for the Indemnity holdback liability for the period ended September 30, 2023 as compared with the period ended October 1, 2022.
Net cash used in financing activities
Net cash used in financing activities increased by $88.4 for the period ended September 30, 2023 as compared to the period ended October 1, 2022. This increase was primarily due to principal repayments of $426.9 and a payment of deferred financing costs of $11.2 that was partially offset by proceeds from borrowings of $337.6 during the nine month period ended September 30, 2023.
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
Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2023 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in millions):

	Total	2023	2024-2025	2026-2027	Thereafter
Debt obligations	$628.0	$1.8	$14.4	$13.3	$598.5
Supply contracts (1)	10.3	5.3	5.0	—	—
ASC 842 liabilities	50.7	1.5	11.9	10.4	26.9
Total	$689.0	$8.6	$31.3	$23.7	$625.4
(1)Supply contracts relate to the multiple fixed price agreements.
Debt obligations are comprised of an Amendment No 6 First Lien Term Loan that expires on August 3, 2030. In addition, the Company has finance lease liabilities included in debt obligations (see Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).
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
In addition to the contractual obligations and commitments listed and described above, the Company also had another commitment for which it is contingently liable as of September 30, 2023 and December 31, 2022 consisting of an outstanding letter of credit of $0.4.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weaknesses
Remediation of the identified material weaknesses and strengthening our internal control environment is a priority for us. Management continues to make progress towards remediating the control deficiencies contributing to the material weaknesses. The remedial actions include, but are not limited to, the following:

•General Information Technology Controls – Management has designed and implemented several new controls during the course of the year to monitor user access and segregation of duties in a timely manner to key information systems used in the financial reporting process. Additionally, management has created a transaction log of administrative users’ activity and review for unauthorized activity. While we have designed and implemented the appropriate controls, we are waiting to complete the operating effectiveness of these controls.
•Revenue - As part of the financial statement close process, management has: 1) provided additional oversight to project managers around the review of the job completion progress on open installation projects; 2) designed and implemented management review controls over the stand-alone selling price on contracts with multiple performance obligations; and 3) designed and implemented controls over cutoff for certain point-in-time revenue and maintain adequate documentation of controls which ensure the proper cutoff for point in time revenue. While we have designed and implemented the appropriate controls, we are waiting to complete the operating effectiveness of these controls.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16 to the Condensed Consolidated Financial Statements, in this Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As of the date of this report, there have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.
Equity Trading Plan Elections

(c) Certain executive officers and directors of the Company may execute purchases and sales of the Company’s common stock through 10b5-1 and non-Rule 10b5-1 equity trading plans.

On September 11, 2023, Ray Pierce Jackson, Jr., CEO and Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 725,000 shares of the Company’s common stock until June 14, 2024. On September 11, 2023, John Morgan Hodges, EVP, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 450,000 shares of the Company’s common stock until June 14, 2024. On September 11, 2023, Norman Nettie, VP - Manufacturing, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 270,000 shares of the Company’s common stock until June 14, 2024.

During the three month period ended September 30, 2023, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.3	Amendment No. 5 to First Lien Credit and Guarantee Agreement, dated June 20, 2023 (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on June 23. 2023).
10.4	Amendment No. 6 to First Lien Credit and Guarantee Agreement, dated August 3, 2023 (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on August 4, 2023).
10.5	ABL Credit and Guarantee Agreement, dated August 3, 2023 (incorporated by reference to Exhibit 10.2 to Janus International Group, Inc.’s Form 8-K filed on August 4, 2023).
10.6
Janus International Group, Inc. Executive Severance and Change in Control Plan (effective September 1, 2023) (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on September 5, 2023).

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

Date:	November 6, 2023	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer