Form 10-K
period 2023-12-30
Janus International Group, Inc.
filed 2024-02-28
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s most recently completed second quarter), based on the closing price of $10.66 for shares of the Registrant’s common stock, par value $0.0001, as reported by the New York Stock Exchange, was approximately $1,010.9.
As of February 23, 2024, 146,871,908 shares of the Registrant’s common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K where indicated, or such information will be included in an amendment to this Annual Report on Form 10-K in accordance with Instruction G(3) of Form 10-K. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part hereof.

1

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (this “Annual Report”) that reflect our current views with respect to future events and financial performance, business strategies, expectations for our business and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These forward-looking statements include, but are not limited to, statements about our financial condition, results of operations, earnings outlook and prospects or regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements after the date of this Annual Report, except as required by law.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•changes adversely affecting the business in which we are engaged;
•geopolitical risks and changes in applicable laws or regulations;
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
•the possibility that we may impair our long-lived assets and other assets, including inventory, property and equipment, intangibles and investments in unconsolidated affiliates;
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
•the possibility of political instability, war or acts of terrorism in any of the countries where we operate; and
•other risks and uncertainties, including those described in this Annual Report set forth in Part I, Item 1A, “Risk Factors.”

All subsequent written and oral forward-looking statements concerning the matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

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
•Our dependence on, and the price and availability of, raw materials (such as steel coil) as well as purchased components may adversely affect our business, results of operations, and financial condition.
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
•We may experience negative or unforeseen tax consequences.
•Fluctuations in foreign currency could have an effect on our reported results of operations.
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
•We face system security risks as we depend upon automated processes and the Internet, and our reputation could be damaged, we could incur substantial additional costs and become subject to litigation if our systems are penetrated.
•Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.
•Economic uncertainty or downturns, particularly as it impacts specific industries, could adversely affect our business and results of operations.
•If we are unable to develop new product or service offerings, achieve increased consumer adoption of those offerings, or penetrate new vertical markets, our business and financial results could be materially adversely affected.
•Our corporate culture has contributed to our success and if we are unable to maintain it as we grow our business, financial condition, and results of operations could be harmed.
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
•Certain of our customers have negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of revenues, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
•Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
•Privacy concerns could result in regulatory changes that may harm our business.
•Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.
•Our manufacturing facilities are subject to unexpected equipment failures, operational interruptions, and casualty losses.
•Our business and operations are subject to risk related to climate change.
•If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions.
•Disruptions in the worldwide economy (including inflation) may adversely affect our business, results of operations, and financial condition.

Risks Relating to Ownership of our Common Stock

•The Company may be not be able to pay dividends or make distributions or obtain loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
•Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
•Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
•We have and may continue to incur increased costs and obligations as a result of complying with public company requirements.

•As a public reporting company, we are subject to rules and regulations established from time to time by the Securities and Exchange Commission (“SEC”) and NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
•We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute existing stockholders’ ownership interest in us and may depress the market price of our common stock.
•If our performance does not meet market expectations, the price of our securities may decline.
•We cannot guarantee that our recently authorized share purchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases could affect the trading price of our common stock.
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
•Future sales of common stock, by our existing Stockholders, including the Selling Stockholders, may reduce the market price of the common stock that investors might otherwise obtain.
•The Company’s amended and restated certificate of incorporation renounced any interest or expectancy that the Company has in corporate opportunities that may be presented to the Company’s officers, directors, or stockholders or their respective affiliates, other than those officers, directors, stockholders, or affiliates who are the Company’s or the Company’s subsidiaries’ employees. As a result, these persons are not required to offer certain business opportunities to the Company and may engage in business activities that compete with the Company.
•Our reported financial results may be affected by changes in accounting principles generally accepted in the United States.

PART I
Item 1.    BUSINESS
Overview
Janus International Group, Inc. (“we,” “us,” “Group,” “Janus” or the “Company”), headquartered in Temple, Georgia with ten domestic and three international manufacturing facilities is a leading global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions. The Company provides facility and door automation and access control technologies, roll-up and swing doors, hallway systems, and relocatable storage “MASS” (Moveable Additional Storage Structures) units (among other solutions). The Company is fundamental to its customer’s success throughout every phase of a project by providing solutions spanning from facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of damaged or end-of-life products.
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
Competitive Strengths
We believe the following competitive strengths have been instrumental in our growth and position the Company for continued success:
Strong Share in Growing, Well-Structured Markets. Management estimates the Company serves over 50% of the market for interior building solutions through both institutional REITs and non-institutional operators. REITs comprise approximately 35% of the overall self-storage market, and have grown significantly over the past decade and at a higher rate than the non-institutional market. Within the commercial industrial sector, we are a smaller participant within a larger addressable market, which provides the Company significant opportunity for market share growth within a sector that is well positioned for future growth driven by the rising growth of e-commerce. We have achieved this success within the self-storage and commercial industrial sectors by being a full solution provider to our customers, providing expertise, and a full suite of products to solve our customers’ problems.
Mission Critical Solutions for a Small Fraction of Facility Costs. Our self-storage products are typically the last items installed on site before an operator can generate income from its properties. This results in a high cost of failure for our suite of product solutions and a reliance by customers on our extensive domestic and international manufacturing and distribution networks. We focus on finding solutions to obstacles that arise long before a unit or facility is complete and customers place a premium on our efficiency, reliability, and ability to deliver. Our products also represent a small portion of the overall cost of a facility or an R3 retrofit. Our value-added services, such as site pre-work planning, site drawings, installation and general contracting, project management, and third-party security, as well as our ability to differentiate ourselves from the competition through on-time delivery, efficient installation, reliable service, and a reputation for high quality products, has allowed us to gain a significant competitive advantage.
Complete Offering of Products, Solutions, and Services along with Maintenance, Fabrication, and Installation. We provide a full suite of products, services and maintenance, fabrication, and installation offerings that meet a wide-range of client demands including management of third-party installation, architect drawings, R3 solutions, self-storage doors, hallway systems, relocatable systems, electronic locks, commercial doors, self-storage maintenance and servicing, and custom facility gate fabrication and installation, all of which are realized through a large network of third-party installers, as well as our ten strategically placed manufacturing and service facilities in the United States of America. Our current manufacturing, service, and distribution footprint enables us to serve customers globally, minimize lead times, and reduce freight expense. Our ability to provide a full suite of products, services, fabrication, installation and maintenance routines across a nationwide network enables us to compete for complex, marquee contract opportunities and deliver highly customized solutions at both the global and local level.
First Mover with Proprietary High ROI Technology Solutions. The Company and Nokē, Inc. (“NOKE”) (which we acquired in 2018) have been working for several years to develop proprietary access control technologies, software, and solutions focused on the self-storage sector where limited technologies or products currently exist. We are actively selling and developing a platform with multiple adjacencies including hardware (i.e., purpose-built locks), software (i.e., applications and a web portal) and back-end integration (i.e., APIs and a cloud platform) to provide ROI improvement opportunity for our client’s new facilities and R3 retrofits. Our proprietary hardware and smart locking systems have helped businesses manage physical security and have laid the ground work for Janus to integrate an enhanced wireless network within a self-storage facility, thereby creating a segment of our business with limited competition and high barriers to entry.
Proven and Experienced Management Team. Our management team has deep industry expertise and a deep bench of supporting talent. Janus is led by our Chief Executive Officer, Ramey Jackson, who has been with the Company since 2002 and has extensive experience in the industry. Mr. Jackson is supported by an executive leadership team that also has an average of over 20 years of experience. Our management team has a long track record of demonstrating an ability to produce robust and consistent organic and inorganic growth.
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

Acquisitions
ACT Acquisition
In August 2021, the Company, through its wholly owned subsidiary Janus International Group, LLC (“Janus Core”) acquired 100% of the equity of Access Control Technologies, LLC (“ACT”). Through this acquisition, the Company also acquired all assets and certain liabilities of Phoenix Iron Worx, LLC (“Phoenix”), a company incorporated in North Carolina. ACT is a low-voltage/security systems integrator, who specializes in the self-storage and multi-family industries. With dedicated installation and service divisions, ACT has one of the largest addressable footprints in technology in the self-storage industry and has specialized in protecting critical assets in the self-storage and industrial building industries.
DBCI Acquisition
In August 2021, the Company, through Janus Core, acquired 100% of the equity of DBCI, LLC (“DBCI”), a company incorporated in Delaware. DBCI is a manufacturer of exterior building products in North America, with over 25 years experience of servicing self-storage, commercial, residential, and repair markets. As a result of the acquisition, the Company has an opportunity to increase its customer base of both the commercial and self-storage industries and expand its product offerings in the North American market.
G & M Stor-More Pty Ltd. Acquisition
In January 2021, the Company acquired the assets of G & M Stor-More Pty Ltd (“G&M”). G&M has over 23 years’ experience across the world in self-storage building, design, construction, and consultation. As a result of the acquisition, Janus has an opportunity to increase its customer base of the self-storage industry and expand our geographical reach in the Australian market.
Industry Overview
Self-Storage
Approximately 68% of our total revenues are attributable to the self-storage market. The self-storage industry refers to properties that offer do-it-yourself, storage space rental for personal or business use. Self-storage provides a convenient way for individuals and businesses to store their belongings, whether due to a life event or the need for extra storage.
According to management estimates, there are approximately 56,000 self-storage facilities located in the United States. Self-storage facilities can be classified into two general categories: institutional and non-institutional. Institutionally owned facilities typically include multi-story, climate-controlled facilities located in prime locations owned and/or managed by a REIT or other returns-driven operators of scale. These institutional facilities are typically located in a top 50 U.S. Metropolitan Statistical Area (“MSA”). Non-institutional facilities are typically comprised of single-story, non-climate-controlled facilities, often located outside of city centers, owned and/or managed by smaller private operators.
The self-storage market is highly fragmented with REITs comprising approximately 35% of the overall self-storage market, having grown significantly over the past decade and at a higher rate than the non-institutional market. REITs often achieve growth via acquisition of existing self-storage facilities, which creates demand for remodeling solutions to conform branding to the acquirer’s colors, logos, and aesthetic.
The self-storage market benefits from unique and attractive demand and supply attributes. Growth in self-storage demand has been driven by favorable long-term macroeconomic trends, including rising storable consumption per capita, population growth, and rising home ownership rates. There are also several other demand drivers within the self-storage industry that create demand including disasters, dislocation, death, divorce, decluttering and commercial customers utilizing self-storage for storage and/or operations of their business. Available supply of self-storage is well below long-term levels, as exhibited by the key self-storage REITs operating at over 90% occupancy rates based upon publicly available information as of the third quarter of 2023. In addition to ongoing tight supply conditions, management estimates that approximately 60% of existing self-storage facilities are over 20 years old, which creates the potential need for replacement and refurbishment of an aging installed base.
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
Commercial Door
Approximately 32% of our total revenues are attributable to the commercial industrial door market. Commercial doors are primarily composed of metal, plastic, and wood and used in industrial facilities, office, retail, and lodging establishments, institutional buildings, and other non-residential infrastructure.
We compete within the metal commercial doors sub-sector with a focus on commercial roll-up sheet doors and rolling steel doors. Roll-up sheet doors are constructed of lighter gauge steel, are less durable, and less expensive than rolling steel doors. These doors are used in pre-engineered buildings and for applications where insulation is less important. Rolling steel doors are constructed of heavier gauge steel, are more durable and more expensive than roll-up sheet and sectional doors, and are primarily used in facilities such as warehouses, particularly in heavy industrial applications (carrying with them the ability to better trap hot/cool air inside the facility).

The metal commercial door market has experienced solid growth driven by: (1) an increase in construction spending, (2) aging infrastructure, and (3) efforts to improve security, appearance, and the energy efficiency of buildings.
Within the commercial industrial sector, we are a smaller participant within a larger addressable market, which provides the Company with significant opportunity for market share growth within a sector that is well positioned for future growth driven by the rising growth of e-commerce.
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
We believe that participants in our industry compete on the basis of customer relationships, product quality and availability, reliability, delivery speed, value added products and services, service capabilities, product and technological innovation, pricing, and overall ease of doing business. We typically compete with one or more local providers in all of our markets, as well as a number of national and regional companies.
Raw Materials
The principal raw material used by the Company is steel (steel coil). The Company purchases raw materials from commercial sources on a fixed and variable basis. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.
The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control. The steel market continues to be dynamic, with a degree of uncertainty about future pricing trends. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy, and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While sufficient raw materials are generally available, rising geopolitical challenges may impact the availability, and thereby cause supply constraints, for steel. Depending on relative demand in the raw materials market, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand, as required.
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
The Company has U.S. and foreign patents, the majority of which cover products that the Company currently manufactures and markets. Our patents expire at various dates between 2026 and 2041. These patents, and applications for new patents, cover various design aspects of the Company’s products, as well as processes used in their manufacture. The Company continues to develop new potentially patentable products, product enhancements, and product designs.
While the Company believes its intellectual property portfolio is important to its business operations and in the aggregate constitutes a valuable asset, no single patent, trademark, license or other intellectual property, or group of such intellectual property, is critical to the success of the business or any segment. See “Item 1A — Risk Factors.”
Seasonality
Generally, Janus’s sales tend to be the slowest in the first and fourth quarters due to more unfavorable weather conditions, customer business cycles, and the timing of renovation and new construction project launches.
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
Greenhouse Gas (“GHG”) Emission Related Policies, Regulations, and Legislation
Governments across the globe have announced and implemented various policies, regulations, and legislation to support the transition from fossil fuels to low-carbon forms of energy and the infrastructure around that transition. The operation of our business and our customers’ use of our products and solutions and services as well as our digital applications are, and may in the future be, impacted by these various government actions. For example, the United States rejoined the Paris Agreement effective February 19, 2021, an international climate change agreement among almost 200 nations and the European Union, that established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels and which calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve these targets. In August 2022, the United States passed the Inflation Reduction Act of 2022 (“IRA”), which consists of a number of provisions aimed directly at confronting the climate change crisis. The climate-related provisions of the IRA are projected to cut emissions by up to 40% from 2005 GHG levels in the United States by 2030. Among other things, the IRA introduced the Clean Energy Investment Tax Credit (“ITC”) for standalone energy storage, which is anticipated to lower capital cost of equipment. The IRA also contains provisions with incentives for grid modernization equipment, including domestic battery cell manufacturing, battery module manufacturing and its components as well as various upstream applications. These types of regulations incentivize the adoption of renewable energy technologies, including energy storage products. Compliance with these policies, regulations, and legislation to support the transition from fossil fuels to low-carbon forms of energy and the infrastructure around that transition may have an impact on the Company.
Human Capital
Workforce Composition and Demographics
As of December 30, 2023, we had 1,864 full-time and part-time employees worldwide (excluding 441 contract workers).
Approximately 59% of our employees are engaged in manufacturing and production roles, primarily as hourly production associates. The remaining portion of our workforce is comprised of professionals in various roles. Our current worldwide workforce is made up of approximately 89% domestic employees and approximately 11% international employees.
We recognize that our employees are our greatest asset. As a result, the Company strives to create an environment that keeps our employees safe, treats them with dignity and respect, and fosters a culture of performance recognition. The Company does this through the programs summarized below, the objectives and related risks of each are overseen by our Board of Directors or one of its committees.
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
The Company has an Environmental, Health & Safety committee comprised of representatives from across the Company’s businesses that share best practices and is responsible for driving our environmental, health and safety strategy. This helps drive our programs designed to reinforce positive behaviors, empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental goals designed to reduce risk.
Total Rewards
As part of our compensation philosophy, we believe that we must offer and maintain market a competitive total rewards program for our employees in order to attract and retain superior talent. These programs not only include base wages and performance-based incentives, but also health, welfare, and retirement benefits.
We offer competitive health and wellness benefits to eligible employees and periodically conduct analyses of plan utilization to further tailor our employee benefits to meet their ongoing needs.
Talent Development and Succession
We aim to inspire and equip our employees to be successful in their current role within the organization and help them develop the skills to build on opportunities for future career growth. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles while attracting new talent and capabilities in support of continuous improvement in all we do. The Company uses performance management programs to support a high-performance culture, strengthen our employee engagement, and help retain our top talent.

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
We believe that investing in the long-term development of our employees further solidifies our commitment to recruit, mentor, and retain world-class talent. Through the development and implementation of Janus University, we are continuously expanding learning opportunities for our teams. We strongly believe that this investment in our teams will build upon our employees’ existing skills and talents and will allow them to advance in their careers while allow us to achieve our strategic goals.
Available Information
Our principal office is located at 135 Janus International Blvd. Temple, GA. Our telephone number is (866) 562-2580. Our website address is www.janusintl.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Unless expressly noted, the information on our website or any other website is provided as inactive textual references only and is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other information we file with or furnish to the SEC.
Information About Our Executive Officers
See “Item 10 — Directors, Executive Officers, and Corporate Governance”.

Item 1A.    RISK FACTORS
Stockholders should carefully consider the following risk factors, together with all of the other information included in this Annual Report. Janus may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on Janus’s business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of Janus’s securities could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones that Janus faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair Janus’s business operations. Disclosures of risks should not be interpreted to imply that the risks have not already materialized, and there may be additional risks that are not presently material or known. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Janus’s actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.
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
Janus’s business strategy involves growth through, among other things, the acquisition of other companies. Janus tries to evaluate companies that it believes will strategically fit into its business and growth objectives. If Janus is unable to successfully integrate and develop acquired businesses, including its ability to retain key employees of acquired businesses, it could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on its financial results.
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
We are subject to fluctuations in market prices for raw materials, including steel and energy, which could have an adverse effect on our results of operations. In recent years, the prices of various raw materials have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such pricing fluctuations have occurred with the cost and availability of steel coil and related products. Additionally, we anticipate that fluctuations in the price of raw materials will continue in the future and, although most of the raw materials and purchase components we use are commercially available from a number of sources, we could experience disruptions in the availability of such materials, including disruptions attributed to our continued consolidation of raw material suppliers. If we are unable to purchase materials we require or are unable to pass on price increases to our customers or otherwise reduce our cost of goods or services sold, our business, results of operations and financial condition may be adversely affected.
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
We are a U.S.-based company potentially subject to tax in multiple U.S. and non-U.S. tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we understand our tax positions to be consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
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
On August 16, 2022, legislation commonly known as the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. Our analysis of the effect of the IRA on us is ongoing. It is possible that the IRA (or implementing regulations or other guidance) could adversely impact our current and deferred federal tax liability. Furthermore, other changes that may be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could materially increase the amount of taxes, including state and local taxes, we would be required to pay and could materially adversely affect our financial position and results of operations. Governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. federal, state or local or non-U.S. tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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
We may experience negative or unforeseen tax consequences.
The Organization for Economic Co-operation and Development (“OECD”)/G20 and other invited countries developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”). On December 15, 2022, the Council of the European Union (“EU”) formally adopted the OECD’s framework to achieve a coordinated implementation amongst EU Member States consistent with EU law. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. In 2023, the United Kingdom also formally adopted legislation consistent with the OECD framework. Other major jurisdictions are actively considering and implementing changes to their tax laws to adopt certain parts of the OECD’s proposals. We have assessed this framework including OECD administrative guidance and determined, based upon available guidance, that these changes will not have a material impact to our results of operations; however, any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof, could impact our initial assessment.

Fluctuations in foreign currency could have an effect on our reported results of operations.

Our exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of our consolidated financial statements, as well as from transaction exposure associated with transactions in currencies other than our functional currency. While the financial statements are reported in U.S. dollars, our financial statements are prepared using foreign currencies such as the Euro as the functional currency and then translated into U.S. dollars. We cannot accurately predict the nature or extent of future exchange rate variability of the Euro or other currencies or their exchange rates relative to the U.S. dollar. Foreign exchange rates are sensitive to factors beyond our control. Fluctuations in foreign currency exchange rates could negatively affect our results of operations and impact reported financial results.
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
Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third parties that we utilize in our operations. Although we employ comprehensive measures to prevent, detect, address, and mitigate cybersecurity threats, a cybersecurity incident could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data, personal identifiable information, and other confidential or proprietary data (our own or that of third parties) and the disruption of business operations. Our ability to keep our business operating is highly dependent on the proper and efficient operation of IT service providers. Our systems and those of third parties that we utilize may be subject to cyber incident, damage or interruption from earthquakes, adverse weather conditions, lack of maintenance due to a pandemic, other natural disasters, terrorist attacks, security breach, power loss or telecommunications failures. Additionally, threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Interruptions in, destruction or manipulation of these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our services. Service interruptions, errors in our software or the unavailability of computer systems used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.

Our computer systems, mobile and other applications and systems of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks and loss of confidentiality, integrity or availability, both from state-sponsored and individual activity, such as hacks, unauthorized access, computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions and destruction. Such systems may periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data (including customer and corporate information) or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. There is no assurance that cybersecurity threats may not have a material impact on our Company or our service or systems in the future. Although we have cybersecurity insurance (subject to specified retentions or deductibles), such insurance may not fully cover all damages, fines, and claims arising from cybersecurity incidents or the damages, fines, and claims may exceed the amount of any insurance available or may not be insurable. Any significant disruption to our service or access to our systems could result in a loss of users, liability, and adversely affect our business and results of operation.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our users.

We face system security risks as we depend upon automated processes and the Internet, and our reputation could be damaged, we could incur substantial additional costs and become subject to litigation if our systems are penetrated.
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
We cannot predict the timing, strength, or duration of any economic slowdown, financial market disruptions or any subsequent recovery, generally or any industry in particular. We also cannot predict the many ways in which they may affect our customers and our business in general. Nonetheless, financial and macroeconomic disruptions could have a significant adverse effect on our revenues, profitability, and results of operations. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.
If we are unable to develop new product or service offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business and financial results could be materially adversely affected.
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
Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property. To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and counter suits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform or solutions, impair the functionality of our platform or solutions, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform or solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
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
Our customers’ self-storage and commercial market facilities and any other facilities they acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect our customers, and in turn, negatively affect us. Our customers’ self-storage and commercial market facilities are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage to their employees, utilities, insurance, administrative expenses, and costs for repairs and maintenance. If our customers’ operating expenses increase without a corresponding increase in revenues, they may decrease discretionary spending, which could diminish our profitability and limit our ability to make distributions to our stockholders.
Certain of our customers have negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of revenues, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
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
We must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the GDPR and the California Consumer Privacy Act (“CCPA”). GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure, and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The CCPA, effective in 2020, together with the California Privacy Rights Act, provides consumers with expansive rights and control over personal information obtained by or shared with certain covered businesses. Any failure to comply with GDPR, the CCPA, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.
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

Our manufacturing facilities are subject to unexpected equipment failures, operational interruptions, and casualty losses.
Our manufacturing facilities are subject to risks that may limit our ability to manufacture and sell our products, including unexpected equipment failures, operational interruptions, and catastrophic losses due to other unanticipated events such as fires, explosions, accidents, adverse weather conditions, and transportation interruptions. Any such equipment failures or events can subject us to plant shutdowns and periods of reduced production or unexpected downtime. Furthermore, the resolution of certain operational interruptions may require significant capital expenditures. Although our insurance coverage could offset the losses or expenditures relating to some of these events, our results of operations and cash flows would be negatively impacted to the extent that such claims were not covered or only partially covered by our insurance.
Our business and operations are subject to risks related to climate change.
The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of raw materials, commodities, and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Additionally, we have facilities located in areas that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities and inventory as well as business interruption caused by such events. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products and delay shipments of our products to customers.

We also use natural gas, diesel fuel, gasoline, and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Additionally, we may face increased costs to respond to future water laws and regulations, and operations in areas with limited water availability may be impacted if droughts become more frequent or severe. Any such events could have a material adverse effect on our costs or results of operations.
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
Disruptions in the worldwide economy (including inflation) may adversely affect our business, results of operations, and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread of fear, the occurrence of man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical events of uncertainty. Such adverse and uncertain economic conditions may impact demand for our products generally. Furthermore, in connection with continued tensions related to the ongoing conflict between Russia and Ukraine, governments in the United States, United Kingdom, and the European Union have each imposed export controls on certain products as well as financial and economic sanctions on certain industry sectors and parties within Russia. Further escalation of geopolitical tensions (such as those between Israel and Gaza and between Taiwan and China) could generate a broader impact, which could expand into other markets where we do business and could adversely affect our business and/or our supply chain, our international subsidiaries, business partners, or customers in the broader region. This could include potentially destabilizing effects for the European continent or the global oil and natural gas markets.
Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations, or cash flows. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States.

In addition, our ability to manage normal commercial relationships with our suppliers, distributors, and customers may suffer. As a result, certain customers may shift purchases to lower-priced or other perceived value-offerings during economic downturns as a result of various factors, including: job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy, and recent international trade disputes. Our suppliers and distributors may become more conservative in response to these conditions and seek to reduce their inventories. The effects of current and future economic and political conditions and other events beyond our control on us, our suppliers, distributors, and customers could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and prospects. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with our existing customers, our ability to attract new consumers, the financial condition of our customers, and our ability to provide products that appeal to customers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our revenues and profitability and may result in customers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Risks Relating to Ownership of our Common Stock
The Company may not be able to pay dividends or make distributions or obtain loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
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
We have and may continue to incur increased costs and obligations as a result of complying with public company requirements.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, cash flows and results of operations. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures that we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will continue to increase our general and administrative expenses.
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
In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which has required us to document and make significant changes to our internal control over financial reporting. In addition, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting since we no longer qualify as an “emerging growth company,” as defined in the JOBS Act.
We expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to further improve our internal control environment. If we identify additional deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or express an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute existing stockholders’ ownership interest in us and may depress the market price of our common stock.
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
Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of our securities, may not be predictable. A loss of investor confidence in the market for industrial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
We cannot guarantee that our recently announced share purchase program will be fully consummated or that it will enhance stockholder value, and share repurchases could affect the trading price of our common stock.
In February 2024, our board of directors authorized a $100 million share repurchase program. Although our board of directors has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Future sales of common stock, by our existing Stockholders, including the Selling Stockholders, may reduce the market price of the common stock that you might otherwise obtain.
In connection with the consummation of the Business Combination (defined below) and the PIPE Investment, certain stockholders (the “Selling Stockholders”) received approximately 70,270,400 shares of common stock and 10,150,000 warrants. On November 18, 2021, the Company completed its redemption of all outstanding warrants. The Company also granted certain registration rights to the Selling Stockholders pursuant to an amendment to the Registration and Stockholder Rights Agreement, by and among Juniper, Juniper Industrial Sponsor, LLC (the “Sponsor”) and Midco, the Investor Rights Agreement, by and among CCG, the Sponsor, certain stockholders of Juniper and equity holders of Midco (the “Investor Rights Agreement”) and the PIPE Subscription Agreements. The Selling Stockholders or their affiliates may sell large amounts of common stock in the open market, in privately negotiated transactions or in underwritten public offerings. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in the prices of the common stock or put significant downward pressure on such prices.
The Company’s amended and restated certificate of incorporation renounced any interest or expectancy that the Company has in corporate opportunities that may be presented to the Company’s officers, directors, or stockholders or their respective affiliates, other than those officers, directors, stockholders, or affiliates who are the Company’s or the Company’s subsidiaries’ employees. As a result, these persons are not required to offer certain business opportunities to the Company and may engage in business activities that compete with the Company.
Our non-employee directors and certain of their affiliates, may engage in activities where their interests conflict with Janus’s interests, such as investing in or advising businesses that directly or indirectly compete with certain portions of Janus’s business. Janus’s amended and restated certificate of incorporation provides that it does not have an interest or expectancy in corporate opportunities that may be presented to Janus’s directors or their respective affiliates, other than those directors who are Janus’s employees. Accordingly, Janus’s non-employee directors do not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which the Company operates. Non-employee directors and their affiliates also may pursue acquisition opportunities that may be complementary to Janus’s business, and, as a result, those acquisition opportunities may not be available to us.
Our reported financial results may be affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”) the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing any future changes to accounting principles could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.        CYBERSECURITY
Organizations in our industry are frequently confronted with a broad range of cybersecurity threats, ranging from uncoordinated, individual attempts to gain unauthorized access to an organization’s information technology (“IT”) environment to sophisticated and targeted cyberattacks sponsored by foreign governments and criminal enterprises. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats, a cybersecurity incident could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data, personal identifiable information, and other confidential or proprietary data (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include remediation and restoration costs, reputational damage, litigation with third parties, and diminution in the value of our investment in research and development, which in turn could adversely affect our competitiveness and results of operations. Accordingly, cybersecurity is an important part of our Enterprise Risk Management (“ERM”) program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach.
The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. The Company has established certain controls and procedures, including an Incident Response Plan, that provide for the identification, analysis, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In particular, the Company’s Incident Response Plan: (i) is designed to identify and detect information security threats through various mechanisms, such as through security controls and third-party disclosures; and (ii) sets forth a process to (a) analyze any such threats detected within the Company’s IT environment or within a third-party’s IT environment, (b) contain cybersecurity threats under various circumstances, and (c) better ensure the Company can recover from cybersecurity incidents to a normal state of business operations. The Company has established and maintains other incident response and recovery plans that address the Company’s response to a cybersecurity incident.
We have cybersecurity insurance (subject to specified retentions or deductibles) related to cybersecurity incidents that addresses costs, losses, and expenses related to cybersecurity investigations, crisis management, notification processes and credit monitoring services, public relations, and legal advice. Additionally, this cybersecurity insurance may cover certain physical injury to, loss or destruction of tangible property, including loss of use thereof, or loss of use of tangible property which has not been physically injured or destroyed. However, damages, fines, and claims arising from such incidents may not be covered or may exceed the amount of any insurance available or may not be insurable.
As part of its cybersecurity program, the Company deploys comprehensive measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including firewalls, anti-malware, intrusion prevention and detection systems, identity and access controls, software patching protocols, physical security measures, multi-factor authentication, and other tools to detect data exfiltration. The Company periodically assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents by assessing current threat intelligence from various sources, including but not limited to, certain key vendors, the United States Cybersecurity & Infrastructure Security Agency (“CISA”), and the open source threat intelligence community via open-source threat intelligence databases. Furthermore, we conduct periodic table top exercises, vulnerability and security testing, and “lessons learned” reviews from internal and industry related cybersecurity incidents. We have a process to report material results of such testing and assessments to the Board and our Audit Committee, and periodically make adjustments to our cybersecurity program based on these exercises and reviews. The Company engages third parties to conduct certain aspects of such testing and to assist with the Managed Detection and Response (“MDR”) of security events as well as the collection and reporting of data for cybersecurity key performance indicators (i.e., KPIs). The Company seeks to identify and oversee cybersecurity risks presented by third parties and their systems from a risk-based perspective through a vendor management program, including annual reviews of key vendors’ adherence to cybersecurity compliance, the monitoring of alerts from CISA, as well as open-source threat intelligence.
Some of our IT systems and products operate within a hosted architecture or by third-party service providers, and if these third-party IT environments fail to operate properly, our systems and products (including our Nokē Smart Entry System) could stop functioning for a period of time, which could put our users at risk. Accordingly, our ability to keep our business operating is highly dependent on the proper and efficient operation of IT service providers, and our vendor management process is an important part of our risk mitigation strategy. In particular, we review Service Organization Controls (“SOC”) reports describing vendors’ compliance with cybersecurity best practices when they are available or an appropriate subset of those controls for vendors who do not have a SOC report. Notwithstanding, if there is a catastrophic event, such as an adverse weather condition, natural disaster, terrorist attack, security breach, or other extraordinary event, we, and our service providers, may be unable to provide our services and products for the duration of the event and/or a time thereafter.
In light of the pervasive and increasing threat from cyberattacks, the Board and the Audit Committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company in an effort to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the Audit Committee or the full Board regularly on their assessment of the Company’s cybersecurity program and risks. Both the Audit Committee (on no less than a quarterly basis) and the full Board (on no less than an annual basis) receive regular reports from our Information Technology Department on cybersecurity risks, timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. We anticipate these reporting activities will be overseen by our newly appointed Chief Information Officer (“CIO”) moving forward.
The Company’s information security and cybersecurity program is managed by a dedicated CIO, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CIO provides periodic reports to our Board and Audit Committee as well as our Chief Financial Officer and other members of our senior management as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the information security program, and the emerging threat landscape. Specifically, our management-driven ERM Committee and Incident Response team include executives from key departments across the Company and each work collaboratively to ensure periodic reviews and assessments of the Company’s security environment are being observed.
In November 2023, the Company appointed its first CIO, Phil Stevens, who served as both a CIO and Chief Technology Officer in previous roles, prior to joining the Company. Mr. Stevens has more than 25 years of experience in privately held and publicly traded companies and has an established track record of developing and overseeing various cybersecurity programs. Mr. Stevens holds a Bachelor of Science (B.S.) in Computer Science from Purdue University, a Master of Science (M.S.) in Information Technology from the Florida Institute of Technology, and specializations in AI Product Management and Machine Learning Operations (MLOps) from Duke University (Online).
As of the date of this report, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2.     PROPERTIES

Our headquarters and principal executive office is located in Temple, Georgia and we have ten domestic manufacturing operations in Arizona, Georgia, Indiana, North Carolina, and Texas, in addition to three international manufacturing operations in Australia, Poland and the United Kingdom. All of our manufacturing operations are leased with the exception of one facility located in Georgia, which is owned.

In addition, we have four distribution centers located in Georgia, Florida, California, and Washington, all of which are leased.

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
We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. In the opinion of management, while the outcome of such claims and disputes cannot be predicted with certainty, our ultimate liability in connection with these matters is not expected to have a material adverse effect on our results of operations, financial position or cash flows, and the amounts accrued for any individual matter are not material. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
As of the date of this Annual Report on Form 10-K, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.
Item 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed on the NYSE under the symbol “JBI.” Our certificate of incorporation authorizes the issuance of 825,000,000 shares of common stock with a par value of $0.0001 per share. The Company had 146,861,489 shares of common stock issued and outstanding as of December 30, 2023. The outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred Stock with a par value of $0.0001 per share. As of December 30, 2023, no shares of preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.
Holders
As of December 30, 2023, there were 12 holders of record of our common stock, and no holders of record of our preferred Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose common stock are held of record by banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities
None.
Repurchases
We may repurchase, in the future, our shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at our discretion. As of December 30, 2023, we had no repurchase program in place or authorized by the Board of Directors. On February 28, 2024, our Board of Directors authorized a $100 million share repurchase program. Although our Board of Directors has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The Company may repurchase shares from time to time through open market transactions, certain of which may be made pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including our assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated in the future.

Shareholder Return Performance Graph
The following line graph compares the yearly change in the Company’s cumulative total shareholder return (stock price appreciation plus reinvestment of dividends) on Janus’s Common Stock with the cumulative total return of (1) the Russell 2000 Index (“Russell 2000”) and (2) the S&P Small Cap 600 Industrial Index (“S&P 600 Industrials Index”). This graph assumes a $100 investment in each of the Company, the S&P 600 Industrials Index, and the Russell 2000 at the close of trading on June 7, 2021.

Total Shareholder Return Performance
Index Value
110
100
90
80
70
60
06/08/21
06/30/21
12/31/21
06/30/22
12/31/2022
06/30/23
12/29/23
Janus International
Russell 2000 Index
S&P 600 Industrials Index

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any our filings under the Securities Act or the Exchange Act.

Item 6.    RESERVED

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K (this “Annual Report”).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 29, 2023 for discussion and analysis of results of operations for the year ended December 31, 2022.
Certain information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to plans and strategy for Janus’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Janus’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements.
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
Percentage amounts included in this Annual Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this Annual Report may not sum due to rounding.
Dollar amounts are shown in millions of dollars, unless otherwise noted, and rounded to the nearest million except for share and per share amounts.
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
•Results of Operations: This section provides an analysis of our results of operations for the years ended December 30, 2023 and December 31, 2022.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended December 30, 2023 and December 31, 2022. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 30, 2023, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Estimates: This section identifies and summarizes those accounting estimates that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a leading global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll-up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, United Kingdom, Australia, and Poland. The Company focuses on providing building solutions to two primary markets, providing building solutions to the self-storage industry and the broader commercial industrial market. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate-controlled facilities located in prime locations owned and/or managed by large REITs or returns-driven operators of scale and are primarily located in the top 50 MSAs, whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace of damaged or end-of-life products.
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (UK), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (“Janus Core”), Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), DBCI, LLC (“DBCI”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC (“Janus Door”), and Steel Door Depot.com, LLC (“Steel Door Depot”).
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
The concept of Janus R3 is to remodel self-storage facilities including storage unit doors, hallways, ceilings, offices, optimizing unit mix, utilizing vacant land for movable storage units (JBI MASS relocatable storage units), and adding a more robust security solutions to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel also includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and relocatable storage MASS.
Commercial light duty steel roll-up doors are designed for applications that require less frequent and less demanding operations. Janus offers heavy duty commercial grade steel doors (minimized dead-load, or constant weight of the curtain itself) perfect for warehouses, commercial buildings, and terminals, designed with a higher gauge and deeper guides, which combat the heavy scale of use with superior strength and durability. Janus also offers rolling steel doors known for minimal maintenance and easy installation with, but not limited to, the following options for; commercial slat doors, heavy duty service doors, fire doors, fire rated counter shutters, insulated service doors, counter shutters and grilles.
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the growth within the commercial storage market, expanding its self-storage market share, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. Janus is a bespoke provider of not only products, but solutions that generate a favorable financial outcome for our clients.
Total revenues was $1,066.4 for the year ended December 30, 2023, representing an increase of 4.6% from $1,019.5 for the year ended December 31, 2022.
Net income was $135.7 for the year ended December 30, 2023, representing an increase of $28.0 from $107.7 for the year ended December 31, 2022. Adjusted EBITDA was $285.6 for the year ended December 30, 2023, representing a 25.9% increase from $226.9 for the year ended December 31, 2022. Adjusted EBITDA as a percentage of revenue was 26.8% for the year ended December 30, 2023, representing an increase of 4.5% from 22.3% for the year ended December 31, 2022. The increase in Adjusted EBITDA margins is a direct result of increased revenue primarily due to commercial actions taking full effect in third quarter of 2022 which was partially offset by the investments we made in our software center and inflationary costs.
Cash flows from operations was $215.0 for the year ended December 30, 2023, representing an increase of $126.5 from $88.5 for the year ended December 31, 2022. During the year ended December 30, 2023, Free Cash Flow to Non-GAAP Adjusted Net Income was 142%, compared to 73% during the year ended December 31, 2022. Free Cash Flow conversion is higher in 2023 due to higher net income adjusted for non cash items of $29.0 and changes in net working capital of $97.5.
During fiscal 2023, we did a voluntary paydown of our debt of $85.3 and refinanced our Term loan to a new $625.0 First Lien Note payable. In addition, we opened a new manufacturing facility in Poland as well as opened our new software center in Atlanta.
Information regarding use of Adjusted EBITDA and Free Cash Flow non-GAAP measures, and a reconciliation to the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of eight entities including Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, DBCI, and ACT. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represented 92.3% and 92.6% of Janus’s revenue for the years ended December 30, 2023 and December 31, 2022, respectively.
Janus International is comprised solely of one entity, Janus International Europe Holdings Ltd (UK). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe and Australia. Janus International represented 7.7% and 7.4% of Janus’s revenue for the years ended December 30, 2023 and December 31, 2022, respectively.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount reflect Janus’s operational status, indicating whether the business is expanding or contracting. We expect a continued rise in our workforce as we expand our operations. Additionally, we foresee the need to hire additional software personnel as we continue to expand the software accessibility component of our business. As of December 30, 2023, and December 31, 2022, the headcount was 2,305 (including 441 temporary employees) and 2,247 (including 551 temporary employees), respectively.
The following table sets forth key performance measures for the years ended December 30, 2023 and December 31, 2022
(dollar amounts in millions)

	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
Total Revenue	$1,066.4	$1,019.5	$46.9	4.6%
Adjusted EBITDA	$285.6	$226.9	$58.7	25.9%
Adjusted EBITDA (% of revenue)	26.8%	22.3%		4.5%
Total revenues increased by $46.9 or 4.6% for the year ended December 30, 2023 compared to the year ended December 31, 2022, primarily due to commercial actions.
Adjusted EBITDA increased by $58.7 or 25.9% from the year ended December 30, 2023 compared to the year ended December 31, 2022, and Adjusted EBITDA as a percentage of revenue increased 4.5% for the year ended December 30, 2023 primarily due to increased revenue due to commercial actions taking full effect in third quarter 2022 which was partially offset by inflationary increases in labor and logistics costs. (See “Non-GAAP Financial Measures” section).
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
We have presented results of operations, including the related discussion and analysis for the year ended December 30, 2023 compared to the year ended December 31, 2022.

Components of Results of Operations
Product revenues. Product revenues represent the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenues are recognized upon transfer of control to the customer, which generally takes place at the point of destination. In certain instances, product revenues include all revenues affiliated with erecting an entire structure for our customers, which is recognized over-time. We expect our product revenue may vary from period to period on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels, Self-Storage New Construction, Self-Storage R3, and Commercial and Other.
Service revenues. Service revenue reflects installation services to customers for steel structures, steel roll-up and swing doors, hallway systems, and relocatable storage units which is recognized over time based on the satisfaction of our performance obligation. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and R3 of damaged, or end-of-life products or rebranding of facilities due to market consolidation. Service obligations are primarily short term and completed within a one-year time period. We expect our service revenue to increase as we add new customers and our existing customers continue to add more and more content per square foot.
Product cost of revenues Product costs of revenues includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations as well as overhead and indirect costs. Product costs of revenues also include all costs affiliated with erecting a self storage facility for our customers. We expect cost of revenues to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
Service cost of revenues Cost of services includes third-party installation subcontractor costs directly associated with the installation of our products. Our cost of revenues include purchase price variance, cost of spare or replacement parts, warranty costs, excess and obsolete inventory charges, shipping costs, and an allocated portion of overhead costs, including depreciation. We expect cost of revenues to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
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

Factors Affecting Growth Through Acquisitions
Janus’s business strategy involves growth through, among other things, the acquisition of other companies. Janus evaluates companies that it believes will strategically fit into its business and growth objectives, including those that will support its overall strategy of portfolio diversification, geographic expansion, and technological innovation, among other areas of focus. While Janus seeks acquisition opportunities that it believes will augment its business and growth objectives, certain factors could prevent acquisition opportunities from materializing, including target-company availability, relative valuation expectations, and certain due diligence considerations, among other factors.
Seasonality
Generally, Janus’s sales tend to be the slowest in the first and fourth quarters due to more unfavorable weather conditions, customer business cycles and the timing of renovation and new construction project launches.
Factors Affecting Operating Costs
Janus’s operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling and marketing, and general and administrative expenses.
Janus’s largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond Janus’s control and have a direct impact on the financial results. From time to time, Janus enters into agreements with large suppliers in order to lock in steel coil prices for part of Janus’s production needs and partially mitigate the potential impacts of short-term steel coil price fluctuations. This arrangement allows Janus to purchase quantities of product within specified ranges as outlined in the contracts. Outbound freight costs are driven by Janus’s volume of product revenues and are subject to the freight market pricing environment.

Results of Operations - Consolidated
The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented are in dollars.
A detailed discussion of the prior year 2022 to 2021 year-over-year changes is not included herein and can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the 2022 Annual Report on Form 10-K filed March 29, 2023.
Results of Operations
(dollar amounts in millions)
Unaudited Quarterly Consolidated Results for the quarter ended December 30, 2023 compared to the quarter ended December 31, 2022

	Three Months Ended		Variance
	December 30, 2023	December 31, 2022	$	%
REVENUE
Product revenues(1)	$223.7	$236.4	$(12.7)	(5.4)%
Service revenues(1)	40.0	43.3	(3.3)	(7.6)%
Total revenue	$263.7	$279.7	$(16.0)	(5.7)%
Product cost of revenues	120.3	138.2	(17.9)	(13.0)%
Service cost of revenues	29.1	33.9	(4.8)	(14.2)%
Cost of revenues	$149.4	$172.1	$(22.7)	(13.2)%
GROSS PROFIT	$114.3	$107.6	$6.7	6.2%
OPERATING EXPENSE
Selling and marketing	16.2	16.1	0.1	0.6%
General and administrative	34.2	32.9	1.3	4.0%
Operating Expenses	$50.4	$49.0	$1.4	2.9%
INCOME FROM OPERATIONS	$63.9	$58.6	$5.3	9.0%
Interest expense	(14.7)	(13.4)	(1.3)	9.7%
Other income (expense)	—	0.1	(0.1)	(100.0)%
Other Expense, Net	$(14.7)	$(13.3)	$(1.4)	10.5%
INCOME BEFORE TAXES	$49.2	$45.3	$3.9	8.6%
Provision for Income Taxes	13.4	12.6	0.8	6.3%
NET INCOME	$35.8	$32.7	$3.1	9.5%
(1) These numbers have been revised for the year ended December 31, 2022. See Note 2 to our consolidated financial statements for additional information.

For the year ended December 30, 2023 compared to the year ended December 31, 2022

	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
REVENUE
Product revenues(1)	$909.8	$890.9	$18.9	2.1%
Service revenues(1)	156.6	128.6	28.0	21.8%
Total revenue	$1,066.4	$1,019.5	$46.9	4.6%
Product cost of revenues	500.8	557.1	(56.3)	(10.1)%
Service cost of revenues	115.9	97.5	18.4	18.9%
Cost of revenues	$616.7	$654.6	$(37.9)	(5.8)%
GROSS PROFIT	$449.7	$364.9	$84.8	23.2%
OPERATING EXPENSE
Selling and marketing	65.5	58.3	7.2	12.3%
General and administrative	138.5	119.1	19.4	16.3%
Operating Expenses	$204.0	$177.4	$26.6	15.0%
INCOME FROM OPERATIONS	$245.7	$187.5	$58.2	31.0%
Interest expense	(60.0)	(42.0)	(18.0)	42.9%
Loss on extinguishment and modification of debt	(3.9)	—	(3.9)	100.0%
Other (expense)	1.0	(0.2)	1.2	(600.0)%
Other Expense, Net	$(62.9)	$(42.2)	$(20.7)	49.1%
INCOME BEFORE TAXES	$182.8	$145.3	$37.5	25.8%
Provision for Income Taxes	47.1	37.6	9.5	25.3%
NET INCOME	$135.7	$107.7	$28.0	26.0%
(1) These numbers have been revised for the period ended December 31, 2022. See Note 2 to our consolidated financial statements for additional information.
Revenue

(dollar amounts in millions)	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
Product revenues(1)	$909.8	$890.9	$18.9	2.1%
Service revenues	156.6	128.6	28.0	21.8%
Total	$1,066.4	$1,019.5	$46.9	4.6%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.

The $46.9 revenue increase for the year ended December 30, 2023 compared to the year ended December 31, 2022 was due to growth in the New Construction and R3 self storage segments, and is 80% attributable to commercial actions. The 21.8% increase in service revenues is primarily attributable to an 11.1% increase in the New Construction and R3 self storage product revenues for the year ended December 30, 2023.
The following table and discussion compares Janus’s revenues by sales channel (dollar amounts in millions).

	Year Ended		Year Ended		Variance
	December 30, 2023	% of revenues	December 31, 2022	% of revenues	$	%
New Construction - Self Storage	$394.9	37.0%	$323.4	31.7%	$71.5	22.1%
R3 - Self Storage	334.9	31.4%	321.1	31.5%	13.8	4.3%
Commercial and Other	336.6	31.6%	375.0	36.8%	(38.4)	(10.2)%
Total	$1,066.4	100.0%	$1,019.5	100.0%	$46.9	4.6%
New construction revenues increased by $71.5 or 22.1% for the year ended December 30, 2023 compared to the year ended December 31, 2022. The increase in the year ended December 30, 2023 is primarily due to commercial actions and increased demand for capacity additions through greenfield sites.
R3 revenues increased by $13.8 or 4.3% for the year ended December 30, 2023 compared to the year ended December 31, 2022. The growth was primarily driven by the expansion of storage facilities and strategic adjustments in unit configurations, alongside favorable outcomes from commercial actions.

Commercial and other revenues decreased by $38.4 or 10.2% for the year ended December 30, 2023 compared to the year ended December 31, 2022 due to shifts in demand for certain product lines, affecting both the commercial steel roll up door market and the rolling steel product line.
Cost of Revenues and Gross Margin
(dollar amounts in millions)
Gross margin increased by 6.4% to 42.2% for the year ended December 30, 2023 from 35.8% for the year ended December 31, 2022 primarily due to the commercial actions and cost containment initiatives taking effect in the second half of 2022, offset by increased labor and logistics costs.

	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
Product cost of revenues	$500.8	$557.1	$(56.3)	(10.1)%
Service cost of revenues	115.9	97.5	18.4	18.9%
Cost of revenues	$616.7	$654.6	$(37.9)	(5.8)%
The $37.9 or 5.8% decrease in cost of revenues for the year ended December 30, 2023 compared to the year ended December 31, 2022, is attributable to a $73.4 decrease in material, due to cost containment initiatives, as well as the decrease in the demand for certain products within the commercial sales channel, partially offset by an increase of $17.1 in labor, freight and other costs of revenues. The $18.4 increase in installation cost of revenue supports the service revenue growth of $28.0 for the year ended December 30, 2023 compared to the year ended December 31, 2022.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $7.2 or 12.3% for the year ended December 31, 2022 compared to the year ended December 30, 2023. The increase is primarily the result of a $4.1 rise in payroll related expenditures attributable to additional headcount in sales, along with a $1.2 increase in marketing and advertising expenses, and a $0.5 increase in travel-related costs.
Operating Expenses - General and administrative
General and administrative expenses rose by $19.4 or 16.3% for the year ended December 31, 2022 compared to the year ended December 30, 2023. This upward trend was primarily driven by a $13.2 increase in employee wages and benefits for additional headcount to support the continued top line revenue growth and additional expenses associated with the opening of the Atlanta software center. Additionally, there was a $2.9 uptick in stock-based compensation, and a $1.4 increase in sales and use taxes.
Interest Expense
Interest expense increased $18.0 or 42.9% for the year ended December 30, 2023 compared to the year ended December 31, 2022 due to an increase in the LIBOR / SOFR rate in 2023 and the term loan refinancing in August. (See “Liquidity and Capital Resources” section).
Income Taxes
Income tax expense increased by $9.5 or 25.3% to $47.1 for the year ended December 30, 2023 from $37.6 for the year ended December 31, 2022, due to the year over year increase of income before taxes.
Net Income
The $28.0 or 26.0% increase in net income for the year ended December 31, 2022 compared to the year ended December 30, 2023 is largely due to an increase in revenues and decrease in cost of revenues, offset by the increase in selling and general and administrative expenses, interest expense and income taxes.
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

Results of Operations - Janus North America
(dollar amounts in millions)
For the year ended December 30, 2023 compared to the year ended December 31, 2022

	Year Ended		Variance
	December 30, 2023	December 31, 2022
			$	%
REVENUE
Product revenues(1)	$906.4	$897.8	$8.6	1.0%
Services revenues(1)	122.0	96.5	25.5	26.4%
Total revenue	$1,028.4	$994.3	$34.1	3.4%
Product cost of revenues	511.7	577.6	(65.9)	(11.4)%
Service cost of revenues	90.9	71.4	19.5	27.3%
Cost of revenues	$602.6	$649.0	$(46.4)	(7.1)%
GROSS PROFIT	$425.8	$345.3	$80.5	23.3%
OPERATING EXPENSE
Selling and marketing	62.2	55.1	7.1	12.9%
General and administrative	125.4	107.1	18.3	17.1%
Operating Expenses	$187.6	$162.2	$25.4	15.7%
INCOME FROM OPERATIONS	$238.2	$183.1	$55.1	30.1%
(1) These numbers have been revised for the year ended December 31, 2022. See Note 2 to our consolidated financial statements for additional information.
Revenue

(dollar amounts in millions)	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
Product revenues(1)	$906.4	$897.8	$8.6	1.0%
Service revenues	122.0	96.5	25.5	26.4%
Total revenue	$1,028.4	$994.3	$34.1	3.4%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
The $34.1 or 3.4% revenue increase was due to growth in the New Construction and R3 self storage segments and is 86% attributable to impact from our commercial actions for the year ended December 30, 2023. The service revenues increased by $25.5 or 26.4% due to the increase in the self storage product revenues, as illustrated in the below table, which have a larger service component to those contracts.
The following table and discussion compares Janus North America revenues by sales channel.

(in millions)	Year Ended				Variance
	December 30, 2023	% of total revenues	December 31, 2022	% of total revenues
					$	%
New Construction - Self Storage	$336.5	32.7%	$289.4	29.1%	$47.1	16.3%
R3 - Self Storage	326.9	31.8%	304.1	30.6%	22.8	7.5%
Commercial and Other	365.0	35.5%	400.8	40.3%	(35.8)	(8.9)%
Total	$1,028.4	100.0%	$994.3	100.0%	$34.1	3.4%
New Construction revenues increased by $47.1 or 16.3% for the year ended December 30, 2023 compared to the year ended December 31, 2022 primarily due to commercial actions and increased demand for capacity additions through greenfield sites.
R3 revenues increased by $22.8 or 7.5% for the year ended December 30, 2023 compared to the year ended December 31, 2022. The growth was primarily driven by the expansion of storage facilities and strategic adjustments in unit configurations, alongside favorable outcomes from commercial actions.
Commercial and Other revenues decreased by $35.8 or 8.9% for the year ended December 30, 2023 compared to the year ended December 31, 2022 due to shifts in demand for certain product lines, affecting both the commercial steel roll up door market and the rolling steel product line.

Cost of Revenues and Gross Margin
(dollar amounts in millions)
Gross Margin increased by 6.7% to 41.4% for the year ended December 30, 2023 from 34.7% for the year ended December 31, 2022 primarily due to the commercial actions and material cost containment initiatives taking effect in the second half of 2022, offset by the continued increased labor and logistics costs.

	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
Product cost of revenues	$511.7	$577.6	$(65.9)	(11.4)%
Service cost of revenues	90.9	71.4	19.5	27.3%
Cost of revenues	$602.6	$649.0	$(46.4)	(7.1)%
The $46.4 or 7.1% decrease in cost of revenues for the year ended December 30, 2023 compared to the year ended December 31, 2022 is primarily due to a decrease in material due to cost containment initiatives, as well as the decrease in the demand for certain products within the commercial sales channel, partially offset by an increase in labor, and logistics costs.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $7.1 or 12.9% from $55.1 for the year ended December 31, 2022 to $62.2 for the year ended December 30, 2023 primarily due to increased marketing and trade show and payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses increased $18.3 or 17.1% from $107.1 for the year ended December 31, 2022 to $125.4 for the year ended December 30, 2023 primarily due to an increase in employee wages and benefits for additional headcount to support the continued top line revenue growth and additional expenses associated with the opening of the Atlanta software center.
Income from Operations
Income from operations increased by $55.1 or 30.1% from $183.1 for the year ended December 31, 2022 to $238.2 for the year ended December 30, 2023 due to an increase in gross margins offset by an increase in selling and marketing and general and administrative expenses.
Results of Operations - Janus International
(dollar amounts in millions)

For the year ended December 30, 2023 compared to the year ended December 31, 2022

	Year Ended		Variance
	December 30, 2023	December 31, 2022
			$	%
REVENUE
Product revenues	$46.3	$43.4	$2.9	6.7%
Services revenues	36.0	32.1	3.9	12.1%
Total revenue	$82.3	$75.5	$6.8	9.0%
Product cost of revenues	31.7	29.7	2.0	6.7%
Service cost of revenues	26.4	26.2	0.2	0.8%
Cost of revenues	$58.1	$55.9	$2.2	3.9%
GROSS PROFIT	$24.2	$19.6	$4.6	23.5%
OPERATING EXPENSE
Selling and marketing	3.3	3.2	0.1	3.1%
General and administrative	13.1	12.0	1.1	9.2%
Operating Expenses	$16.4	$15.2	$1.2	7.9%
INCOME FROM OPERATIONS	$7.8	$4.4	$3.4	77.3%

Revenue
(dollar amounts in millions)

	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
Product revenues	$46.3	$43.4	$2.9	6.7%
Services revenues	36.0	32.1	3.9	12.1%
Total revenues	$82.3	$75.5	$6.8	9.0%
The $6.8 or 9.0% increase in revenues is 48% due to commercial actions instituted.
The following table illustrates the revenues by sales channel for the years ended December 30, 2023 and December 31, 2022 (dollar amounts in millions).

	Year Ended				Variance
	December 30, 2023	% of total revenues	December 31, 2022	% of total revenues	$	%
New Construction - Self Storage	$73.2	88.9%	$57.2	75.8%	$16.0	28.0%
R3 - Self Storage	9.1	11.1%	18.3	24.2%	(9.2)	(50.3)%
Total	$82.3	100.0%	$75.5	100.0%	$6.8	9.0%
New Construction revenues increased by $16.0 or 28.0% to $73.2 for the year ended December 30, 2023 from $57.2 for the year ended December 31, 2022. The increase was due to increased volumes, commercial actions, and higher occupancy rates at existing facilities, leading to a necessity for an expansion in capacity by operators.
R3 revenues decreased by $9.2 or 50.3% to $9.1 for the year ended December 30, 2023 from $18.3 for the year ended December 31, 2022 primarily due to customers focusing more on New Construction versus expanding their portfolio through expansions and retrofits or utilizing our portable MASS units.
Cost of revenues and Gross Margin
(dollar amounts in millions)
Gross Margin increased by 3.4% to 29.4% for the year ended December 30, 2023 from 26.0% for the year ended December 31, 2022.
The increase is primarily due to increased revenue resulting in improved absorption.

	Year Ended		Variance
	December 30, 2023	December 31, 2022	$	%
Product cost of revenues	$31.7	$29.7	$2.0	6.7%
Service cost of revenues	26.4	26.2	0.2	0.8%
Cost of revenues	$58.1	$55.9	$2.2	3.9%
Cost of revenues increased by $2.2 or 3.9% to $58.1 for the year ended December 30, 2023 from $55.9 for the year ended December 31, 2022.
Operating Expenses - General and administrative
General and administrative expenses increased $1.1 or 9.2% to 13.1 for the year ended December 30, 2023 from $12.0 for the year ended December 31, 2022. The increase for the year ended December 30, 2023 is primarily due to the setup costs associated with the Poland plant opening in the fourth quarter of 2023.
Income from Operations
Income from operations increased by $3.4 to $7.8 for the year ended December 30, 2023 from $4.4 for the year ended December 31, 2022. The increase was primarily due to an increase in revenues offset by the increase in general and administrative expenses.

Results of Operations - Eliminations
(dollar amounts in millions)
Eliminations include transactions to account for intercompany activity. The eliminations necessary to arrive at consolidated financial information activity for the years December 30, 2023 and December 31, 2022 are as follows:

Revenues	Year Ended
	December 30, 2023	December 31, 2022
North America Segment revenues before eliminations	$1,028.4	$994.3
International Segment revenues before eliminations	82.3	75.5
Eliminations	(44.3)	(50.3)
Consolidated total revenues	$1,066.4	$1,019.5

Cost of Revenues	Year Ended
	December 30, 2023	December 31, 2022
North America Segment cost of revenues before eliminations	$602.6	$649.0
International Segment cost of revenues before eliminations	58.1	55.9
Eliminations(1)	(44.0)	(50.3)
Consolidated total cost of revenues	$616.7	$654.6
1) Cost of revenues eliminations for the year ended December 30, 2023 includes intercompany profit in inventory eliminations.

Revenues by Sales Channel
	North America Revenues	International Revenues	Eliminations	Consolidated Revenues
December 30, 2023
New Construction - Self Storage	$336.5	$73.2	$(14.8)	$394.9
R3 - Self Storage	326.9	9.1	(1.1)	334.9
Commercial and Other	365.0	—	(28.4)	336.6
	$1,028.4	$82.3	$(44.3)	$1,066.4
December 31, 2022
New Construction - Self Storage	$289.4	$57.2	$(23.2)	$323.4
R3 - Self Storage	304.1	18.3	(1.3)	321.1
Commercial and Other	400.8	—	(25.8)	375.0
	$994.3	$75.5	$(50.3)	$1,019.5

Non-GAAP Financial Measures
(dollar amounts in millions)
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
Adjusted EBITDA
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
Adjusted EBITDA is used by Janus to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, these measures provide useful information to investors and others in understanding and evaluating Janus’s operating results in the same manner as its management and board of directors. In addition, they provide useful measures for period-to-period comparisons of Janus’s business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and other non-operational, non-recurring items.
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
•exclude non-recurring items which are unlikely to occur again and have not occurred before (e.g., corporate restructuring); and
•may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other items that Janus excludes in the calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.
Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Variance
	December 30, 2023	December 31, 2022
(dollar amounts in millions)			$	%
Net Income	$35.8	$32.7	$3.1	9.5%
Interest expense	14.7	13.4	1.3	9.7%
Income taxes	13.4	12.6	0.8	6.3%
Depreciation	2.7	2.1	0.6	28.6%
Amortization	7.5	7.4	0.1	1.4%
EBITDA	$74.1	$68.2	$5.9	8.7%
Restructuring charges(3)	0.2	—	0.2	100.0%
Adjusted EBITDA	$74.3	$68.2	$6.1	8.9%

	Year Ended		Variance
	December 30, 2023	December 31, 2022
(dollar amounts in millions)			$	%
Net Income	$135.7	$107.7	$28.0	26.0%
Interest expense	60.0	42.0	18.0	42.9%
Income taxes	47.1	37.6	9.5	25.3%
Depreciation	9.3	7.9	1.4	17.7%
Amortization	29.8	29.7	0.1	0.3%
EBITDA	$281.9	$224.9	$57.0	25.3%
Loss on extinguishment and modification of debt(1)	3.9	—	3.9	100.0%
COVID-19 related expenses(2)	—	0.1	(0.1)	(100.0)%
Restructuring charges(3)	1.2	1.1	0.1	9.1%
Acquisition expense(4)	(1.4)	0.8	(2.2)	(275.0)%
Adjusted EBITDA	$285.6	$226.9	$58.7	25.9%
(1)Adjustment for loss on extinguishment and modification of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in August 2023.
(2)Adjustment consists of signage, cleaning and supplies to maintain work environments necessary to adhere to CDC guidelines during the COVID-19 pandemic.
(3)Adjustments consist of the following: 1) facility relocations, and 2) severance and hiring costs associated with our strategic transformation, including executive leadership team changes, strategic business assessment and transformation projects.
(4)Income or expenses related to the transition services agreement and legal settlement for an acquisition.
Adjusted Net Income
Adjusted Net Income is defined as net income attributable to shareholders, which excludes from reported GAAP results, the impact of certain items consisting of acquisition events and other non-recurring charges. Similar to Adjusted EBITDA, such expenses, charges, and gains are excluded since they are not indicative of Janus’s normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies.
We use Adjusted Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with U.S. GAAP, provides a more complete understanding of factors and trends affecting our business than does U.S. GAAP measures alone. Adjusted net income should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP.
The following table present a reconciliation of net income to adjusted net income for the periods indicated:

	Three Months Ended
	December 30, 2023	December 31, 2022
Net Income	$35.8	$32.7
Net Income Adjustments(1)	0.2	—
Tax Effect Non-GAAP on Net Income Adjustments(2)	(0.1)	—
Non-GAAP Adjusted Net Income	$35.9	$32.7

	Year Ended
	December 30, 2023	December 31, 2022
Net Income	$135.7	$107.7
Net Income Adjustments(1)	3.7	2.0
Tax Effect Non-GAAP on Net Income Adjustments(2)	(1.0)	(0.5)
Non-GAAP Adjusted Net Income	$138.4	$109.2
(1)Refer to the Adjusted EBITDA table above for detailed breakout of adjustment items.
(2)Tax effected for the net income adjustments. Used effective tax rates 27.2% and 27.8% for the three months ended December 30, 2023 and December 31, 2022, respectively, and 25.8% and 25.9% for the years ended December 30, 2023 and December 31, 2022, respectively.

Free Cash Flow
The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses. We define "Free Cash Flow" as cash flow from operating of continuing operations, less cash used in purchases of property and equipment. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. We use this financial measure both in presenting results to shareholders and the investment community and in our internal evaluation and management of our businesses. We believe that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same tool that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure "Free cash flow" is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives. Free cash flow should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP.
The following table present a reconciliation of cash flows provided by operating activities to free cash flow for the periods indicated:

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash flow from operating activities	$68.5	$25.9
Less: capital expenditure	(5.5)	(1.0)
Free Cash Flow	$63.0	$24.9

GAAP Net Income	$35.8	$32.7
Non-GAAP Adjusted Net Income	$35.9	$32.7

Operating Cash Flow to GAAP Net Income	191%	79%
Free Cash Flow to Non-GAAP Adjusted Net Income (“conversion”)	175%	76%

	Year Ended
	December 30, 2023	December 31, 2022
Cash flow from operating activities	$215.0	$88.5
Less: capital expenditure	(19.0)	(8.8)
Free Cash Flow	$196.0	$79.7

GAAP Net Income	$135.7	$107.7
Non-GAAP Adjusted Net Income	$138.4	$109.2

Operating Cash Flow to GAAP Net Income	158%	82%
Free Cash Flow to Non-GAAP Adjusted Net Income (“conversion”)	142%	73%

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, days sales outstanding, inventory turns, days payable outstanding, capital expenditure forecasts, interest and principal payments on debt and income tax payments.
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from equity, debt offerings and borrowing availability under our existing credit facility. Based on the information available as of the date of this Annual Report on Form 10-K, our operating cash flow, along with funds available under the line of credit, adequately support Janus’s liquidity and financing needs, including working capital requirements, capital expenditures, debt servicing, and potential acquisitions. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.
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
Cash Management
Janus manages its operating cash management activities through banking relationships for the domestic entities and international entities. Domestic subsidiaries monitor cash balances on a monthly basis and excess cash is transferred to Janus to pay down intercompany debt, interest on the intercompany debt, and intercompany sales of products and materials and other services. International subsidiaries monitor excess cash balances on a periodic basis and transfer excess cash flow to Janus in the form of a dividend. Janus compiles a monthly standalone business unit and consolidated 13-week cash flow forecast to monitor various cash activities and forecast cash balances to fund operational activities.
Holding Company Status
Janus International Group, Inc. owns no material assets, other than its ownership of Janus Core, and does not conduct any business operations of its own. As a result, Janus International Group, Inc. is largely dependent upon cash dividends and distributions and other transfers from its subsidiaries, such as Janus Core, to meet obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or make other distributions to us.
Foreign Exchange
We have operations in various foreign countries, principally the United Kingdom, France, Australia, Poland, and Singapore. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.
Debt Profile
(dollar amounts in millions)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					December 30, 2023	December 31, 2022
First Lien notes payable	$625,000	August 3, 2023	August 3, 2030	8.76% [1]	$623.4	$714.3
Financing leases					3.4	1.1
Total principal debt					$626.8	$715.4
Less: unamortized deferred finance fees					11.8	7.2
Less: current portion of long-term debt					7.3	8.3
Long-term debt, net of current portion					$607.7	$699.9
(1)The interest rate on the Amendment No. 6 First Lien term loan as of December 30, 2023, was 8.76%, which is a variable rate based on Adjusted Term SOFR, subject to a 1.00% floor, plus .10% credit spread adjustment (“CSA”) and an applicable margin percent of 3.25%

First Lien Term Loan - On June 20, 2023, the Company entered into Amendment No. 5 (the “Amendment No. 5 First Lien”) to the First Lien Term Loan. The Amendment No. 5 First Lien, among other things, (i) replaces the interest rate based on the London Interbank Offered Rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updates certain other provisions of the Agreement to reflect the transition from LIBOR to SOFR. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR, plus .10% CSA and an applicable margin percent. The debt is secured by substantially all business assets. For the year ended December 30, 2023, the Company made voluntary payments of $85.3 toward the First Lien Term Loan using cash on hand.
On August 3, 2023, the Company refinanced its existing First Lien Term Loan pursuant to the Amendment No. 6 First Lien. The loan was made by a syndicate of lenders, with the aggregate amount of $625.0. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance of the amended loan beginning the last business day of December 2023 with the remaining principal due on the maturity date of August 3, 2030. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR plus .10% CSA and an applicable margin percent (effective rate of 8.76% as of December 30, 2023). (see Note 9, Long-Term Debt, to our consolidated financial statements in this Form 10-K for a further discussion).
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
As chosen by the Company, the amended revolving credit facility bears interest at a floating rate per annum consisting of SOFR plus .10% CSA and an applicable margin percent that is based on excess availability. There was no outstanding balance on the line of credit as of December 30, 2023, and December 31, 2022. As of December 30, 2023, the Adjusted Term SOFR interest rate for the facility was 6.8%. The line of credit is secured by accounts receivable and inventories. (see Note 8, Line of Credit, to our consolidated financial statements in this Form 10-K for a further discussion)
The 2023 LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types. The 2023 LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 30, 2023, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
As of December 30, 2023, and December 31, 2022, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due.
Statement of cash flows
(dollar amounts in millions)
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Consolidated Statements of Cash Flows in the consolidated financial statements.
Year ended December 30, 2023 compared to the year ended December 31, 2022:

	December 30, 2023	December 31, 2022	Variance
			$	%
Net cash provided by operating activities	$215.0	$88.5	$126.5	142.9%
Net cash used in investing activities	(19.9)	(8.7)	(11.2)	128.7%
Net cash used in financing activities	(102.4)	(14.7)	(87.7)	596.6%
Effect of foreign currency rate changes on cash	0.6	0.1	0.5	500.0%
Net increase in cash	$93.3	$65.2	$28.1	43.1%
Net cash provided by operating activities
Net cash provided by operating activities increased by $126.5 to $215.0, or 142.9%, for the year ended December 30, 2023, compared to $88.5 for the year ended December 31, 2022. This was primarily due to a favorable change in the net working capital, resulting in a $97.5 increase in net cash flows from operating activities, as in the year ended December 31, 2022, changes in net working capital resulted in a cash usage of $84.8, while there was a $12.7 cash inflow due to changes in net working capital for the year ended December 30, 2023. Additionally, the increase in net cash provided by operating activities for the year ended December 30, 2023, was attributable to a $29.0 increase in net income, adjusted for non-cash items.

Net cash used in investing activities
Net cash used in investing activities increased by $11.2 for the year ended December 30, 2023 as compared to the year ended December 31, 2022. This increase was driven primarily by a $10.2 increase in capital expenditures to continue to support our strategic growth initiatives.
Net cash used in financing activities
Net cash used in financing activities increased by $87.7 for the year ended December 30, 2023 as compared to the year ended December 31, 2022. This decrease was primarily due to principal repayments of $428.5 and a payment of deferred financing costs of $10.8, partially offset by proceeds from borrowings of $337.6 during the year ended December 30, 2023 in connection with the 2023 debt refinancing. See Note 9, Long-term Debt, to our consolidated financial statements for additional discussion of the transaction.
Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to mergers and acquisitions, share repurchases, capital expenditures, debt pay-downs, etc.
Contractual Obligations
(dollar amounts in millions)
Excluding debt obligations disclosed above, the table below summarizes our approximate contractual obligations as of December 30, 2023 and their expected impact on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Supply Contracts (1)	$5.7	$5.7	$—	$—	$—
Operating lease obligations	73.5	8.8	17.0	14.9	32.8
Total	$79.2	$14.5	$17.0	$14.9	$32.8
(1)Supply Contracts relate to the multiple fixed price agreements.
Operating lease obligations consist of operating lease liabilities for real and personal property leases with various lease expiration dates. The amount listed in the thereafter category is primarily comprised of eleven real property leases with expiration dates ranging from 2029 – 2036. See Note 5, Leases, to our consolidated financial statements for a further discussion.
The table above does not include warranty liabilities because it is not certain when this liability will be funded and because this liability is considered immaterial.
Off-Balance Sheet Arrangements
As of December 30, 2023, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.
Related Party Transactions
See Note 14, Related Party Transactions, to our consolidated financial statements for a discussion of related party transactions.

Critical Accounting Estimates
For the critical Accounting Estimates used in preparing Janus’s consolidated financial statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
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
In accordance with Janus’s policies, Janus regularly evaluates its estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, lease accounting, income taxes and acquisitions of businesses. The Company bases its estimates, assumptions, and judgments on its historical experience and on factors that are reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If Janus’s assumptions or conditions change, the actual results Janus reports may differ from these estimates. The following critical accounting estimates affect the more significant estimates, assumptions, and judgments Janus uses to prepare these consolidated financial statements.
Revenue Recognition
The Company enters into certain contracts with customers that may include multiple performance obligations. Determining whether the performance obligations in these contracts are considered to be distinct within the context of the contract with the customer may require significant judgment. Additionally, it is determined whether the performance obligation(s) will be recognized point in time or over time.
For performance obligations recognized over time, we employ the cost-to-cost input method as we consider it the most accurate measure of when goods and services are transferred to the customer. Under this method, we estimate the costs to complete individual contracts and recognize as revenue the portion of the total contract price deemed complete, based on the relationship of costs incurred to date to total anticipated costs.
It is important to note that, under the cost-to-cost method, the use of estimated costs to complete each contract is a crucial variable in determining recognized revenue. This estimate can change over the course of a contract's duration due to factors such as contract modifications and other elements affecting job completion. Our cost estimation process relies on the expertise, significant experience, and judgment of project management, finance professionals, and operational management. These teams assess various factors, including historical performance, costs of materials and labor, change orders, and the nature of the work to be performed.
To ensure accuracy, we regularly review and reassess our estimates for each uncompleted contract at least quarterly, incorporating the latest reliable information available. It's important to recognize that changes in these estimates could have both favorable and unfavorable impacts on revenues and their related profits.
Lease Accounting
Judgments made by management for our lease obligations include the determination of our incremental borrowing rate, and the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as finance or operating for accounting purposes, the amount of the lease liability and corresponding right-of-use lease asset recognized, the term over which related leasehold improvements for each restaurant are amortized and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
We use our estimated incremental borrowing rate in determining the present value of lease payments for purposes of determining lease classification and recording lease liabilities and lease assets on our consolidated balance sheet. Our incremental borrowing rate is determined based on a synthetic credit rating, determined using a valuation model, adjusted to reflect a secured credit rating and a developed spread curve, if applicable, applied to a risk-free rate yield curve. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially. Changes in the determination of our incremental borrowing rate could also have an impact on the depreciation and interest expense recognized for finance leases. See Note 5, Leases, to our consolidated financial statements.
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
Recently Issued Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for a discussion of recently issued and adopted accounting pronouncements.

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
Commodity/Raw Material Price Exposures and Concentration of Supplier Risk
Janus’s biggest commodity Company spend is steel coils, which is subject to price volatility due to external factors, and comprises approximately, 58.3% and 62.2% of commodity spend on a consolidated level for the fiscal year ended December 30, 2023 and December 31, 2022, respectively. Historically, exposures associated with these costs were primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices for spot market purchases were negotiated on a continuous basis in line with the market at the time. Other than short term supply contracts and occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Periodically, we enter into fixed price and fixed supply agreements to combat fluctuations in the price of steel locking in prices and will continue to do so in the future. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.
Interest Rate Exposure
As indicated in Note 9, Long-term Debt, of Janus’ consolidated financial statements, for the year ended December 30, 2023, outstanding borrowings under its credit facilities include a First Lien term loan. On August 3, 2023, the Company refinanced its existing First Lien Term Loan pursuant to Amendment No. 6 (the “Amendment No. 6 First Lien”) to the First Lien Agreement. The loan was made by a syndicate of lenders, with the aggregate amount of $625.0. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR plus an applicable margin percent. The interest rate on the Amendment No. 6 First Lien term loan as of December 30, 2023, was 8.76%, which is a variable rate based on Adjusted Term SOFR, subject to a 1.00% floor, and includes a 0.10% CSA and an applicable margin percentage of 3.25%.
As indicated in Note 8, Line of Credit, of Janus’s consolidated financial statement, Janus also has a $125.0 credit facility with a financial institution. On August 3, 2023, the Company refinanced the revolving credit facility, pursuant to a new ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028. As of December 30, 2023, the Adjusted Term SOFR interest rate for the facility was 6.8%.
Janus experiences risk related to fluctuations in the SOFR rate and base rate at any given time. Taking into account the SOFR floor of 1.0%, a hypothetical increase or decrease in 100 basis points of the SOFR rate on the amounts outstanding under the Amendment No. 6 to First Lien term loan as of December 30, 2023, would have led to an approximate $6.2 increase or $6.2 decrease in the interest expense of the Amendment No. 6 to First Lien term loan on an annual basis. Management may consider using interest rate hedges in the future to combat potential interest rate exposure. Refer to Item 1A. Risk Factors for further information on the risks associated with our interest rate exposure.
Credit Risk
As of December 31, 2022 and January 1, 2022, our cash was maintained at major financial institutions in the United States, Europe, Singapore, and Australia, and our current deposits are likely in excess of insured limits. Based on the information available as of the date of this Annual Report on Form 10-K, these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale of products and services to established customers. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed, deposits are required for select customers, and lien rights on any jobs in which Janus provides subcontracted installation services are available. As of December 30, 2023, one customer accounted for 11% of the account receivable balance. There were no other customers that represented more than 10% of accounts receivable as of December 31, 2022 and January 1, 2022.
Impact of Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results if we are unsuccessful in passing such inflationary increases on to our customers in the form of higher prices.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Janus International Group, Inc.
Temple, GA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Janus International Group, Inc. (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024, expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Identification of Performance Obligations
As described in Notes 2 and 15 to the consolidated financial statements, the Company recognized product revenues transferred over time of $122.4 million for the year ended December 30, 2023. The Company enters into certain of these contracts with customers that may include multiple performance obligations. Determining whether the performance obligations in these contracts are considered to be distinct within the context of the contract with the customer requires significant judgment.
We identified revenue recognition, specifically related to management’s identification of the performance obligations within certain of its contracts with customers, as a critical audit matter. The principal consideration for our determination included the significant judgement involved in management’s determination of whether the contracts contain (1) multiple performance obligations that are distinct within the context of the contract and require recognition as separate units of account or (2) a single performance obligation that requires recognition as a single unit of account. Auditing these elements was especially challenging due to the degree of auditor judgment required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s revenue recognition policy, including the judgments and assumptions used by management related to the identification of performance obligations.
•Testing a sample of certain revenue contracts by obtaining and evaluating underlying source documents relevant to revenue recognition. For those selected contracts, we considered whether the contract contained (1) multiple performance obligations that are distinct within the context of the contract and require recognition as separate units of account or (2) a single performance obligation that requires recognition as a single unit of account.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2018
Atlanta, GA
February 28, 2024

Janus International Group, Inc.

Consolidated Balance Sheets
(dollar amounts in millions, except share and per share data)

	December 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$171.7	$78.4
Accounts receivable, less allowance for credit losses of $3.6 and $4.6 as of December 30, 2023 and December 31, 2022, respectively	174.1	155.4
Contract assets	49.7	39.3
Inventories	48.4	67.7
Prepaid expenses	8.4	9.1
Other current assets	10.8	13.3
Total current assets	$463.1	$363.2
Right of-use assets, net	50.9	44.3
Property, plant and equipment, net	52.4	42.1
Intangible assets, net	375.3	404.4
Goodwill	368.6	368.2
Deferred tax asset, net	36.8	46.6
Other assets	2.9	1.8
Total assets	$1,350.0	$1,270.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59.8	$52.3
Billings in excess of costs	26.7	21.4
Current maturities of long-term debt	7.3	8.3
Accrued expenses and other current liabilities	80.3	70.6
Total current liabilities	$174.1	$152.6
Long-term debt, net	607.7	699.9
Deferred tax liability, net	1.7	1.9
Other long-term liabilities	46.9	40.9
Total liabilities	$830.4	$895.3
Commitments and Contingencies (Note 20)
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 146,861,489 and 146,703,894 shares issued and outstanding at December 30, 2023 and December 31, 2022, respectively	$—	$—
Treasury stock, at cost, 34,297 and zero shares at December 30, 2023 and December 31, 2022, respectively	(0.4)	—
Additional paid in capital	289.0	281.9
Accumulated other comprehensive loss	(2.9)	(4.8)
Retained earnings	233.9	98.2
Total stockholders’ equity	$519.6	$375.3
Total liabilities and stockholders’ equity	$1,350.0	$1,270.6
See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in millions, except share and per share data)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022

REVENUES
Product revenues	$909.8	$890.9	$636.8
Service revenues	156.6	128.6	113.3
Total Revenues	$1,066.4	$1,019.5	$750.1
Product cost of revenues	500.8	557.1	417.6
Service cost of revenues	115.9	97.5	81.2
Cost of Revenues	$616.7	$654.6	$498.8
GROSS PROFIT	$449.7	$364.9	$251.3
OPERATING EXPENSE
Selling and marketing	65.5	58.3	46.3
General and administrative	138.5	119.1	112.0
Contingent consideration and earnout fair value adjustments	—	—	0.7
Operating Expenses	$204.0	$177.4	$159.0
INCOME FROM OPERATIONS	$245.7	$187.5	$92.3
Interest expense	(60.0)	(42.0)	(32.9)
Loss on extinguishment and modification of debt	(3.9)	—	(2.4)
Other income (expense)	1.0	(0.2)	(0.8)
Change in fair value of derivative warrant liabilities	—	—	(5.9)
Other Expense, Net	$(62.9)	$(42.2)	$(42.0)
INCOME BEFORE TAXES	$182.8	$145.3	$50.3
Provision for Income Taxes	47.1	37.6	6.5
NET INCOME	$135.7	$107.7	$43.8
Other Comprehensive Income (Loss), net of tax	$1.9	$(3.9)	$(0.7)
COMPREHENSIVE INCOME	$137.6	$103.8	$43.1
Net income attributable to common stockholders	$135.7	$107.7	$43.8
Weighted-average shares outstanding, basic and diluted
Basic	146,782,101	146,606,197	107,875,018
Diluted	146,882,057	146,722,866	108,977,811
Net income per share, basic and diluted
Basic	$0.92	$0.73	$0.41
Diluted	$0.92	$0.73	$0.40
See accompanying Notes to Consolidated Financial Statements.

Janus International Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
(dollar amounts in millions, except share data)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 26, 2020	—	$—	66,145,633	$—	—	$—	$189.3	$(0.2)	$(48.2)	$140.9
Vesting of Midco LLC class B units	—	—	4,124,767	—	—		5.3	—	—	5.3
Issuance of PIPE Shares	—	—	25,000,000	—	—	—	250.0	—	—	250.0
Issuance of common stock upon merger, net of transaction costs, earn out, and merger warrant liability	—	—	41,113,850	—	—	—	226.9	—	—	226.9
Issuance of earn out shares to common stockholders	—	—	2,000,000	—	—	—	26.5	—	—	26.5
Distributions to Janus Midco, LLC unitholders	—	—	—	—	—	—	(541.7)	—	—	(541.7)
Distributions to Class A preferred units	—	—	—	—	—	—	—	—	(4.2)	(4.2)
Deferred tax asset	—	—	—	—	—	—	78.2	—	—	78.2
Warrant redemption	—	—	8,177,467	—	—	—	43.2	—	—	43.2
Share-based compensation	—	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	—	—	—	43.8	43.8
Balance as of January 1, 2022	—	$—	146,561,717	$—	—	$—	$277.8	$(0.9)	$(8.6)	$268.3
Issuance of restricted units	—	—	142,177	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4.1	—	—	4.1
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3.9)	—	(3.9)
Net income	—	—	—	—	—	—	—	—	107.7	107.7
Balance as of December 31, 2022	—	$—	146,703,894	$—	—	$—	$281.9	$(4.8)	$98.2	$375.3
Issuance of restricted units	—	—	191,892	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(34,297)	—	34,297	(0.4)	—	—	—	(0.4)
Share-based compensation	—	—	—	—	—	—	7.1	—	—	7.1
Foreign currency translation adjustment	—	—	—	—	—	—	—	1.9	—	1.9
Net income	—	—	—	—	—	—	—	—	135.7	135.7
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
(a) Effective January 2, 2022, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) and ASU 2016-02, Leases (Topic 842).

See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in millions)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash Flows Provided by Operating Activities
Net income	$135.7	$107.7	$43.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	9.3	7.9	6.5
Noncash lease expense	6.3	5.4	—
(Reversal of) provision for inventory obsolescence	—	(0.7)	0.7
Amortization of intangibles	29.8	29.7	31.6
Deferred finance fee amortization	3.6	3.7	3.2
(Reversal of) provision for losses on accounts receivable	(0.7)	1.7	1.3
Share-based compensation	7.1	4.1	5.3
Loss on extinguishment of debt	1.6	—	2.4
Change in fair value of contingent consideration and earnout	—	—	0.7
Loss (gain) on sale of assets	0.1	(0.1)	—
Loss on abandonment of lease	—	0.6	0.8
Change in fair value of derivative warrant liabilities	—	—	5.9
(Gain) loss on equity method investment	—	(0.2)	0.2
Deferred income taxes, net	9.5	13.5	4.8
Changes in operating assets and liabilities
Accounts receivable	(17.4)	(50.1)	(24.0)
Contract assets	(10.3)	(16.1)	(11.6)
Inventories	19.4	(10.3)	(22.9)
Prepaid expenses and other current assets	4.1	(8.5)	(6.0)
Other long-term assets	(1.9)	(12.3)	13.5
Accounts payable	7.3	(2.7)	16.6
Billings in excess of costs	5.0	(1.8)	1.7
Accrued expenses and other current liabilities	10.0	7.7	16.6
Other long-term liabilities	(3.5)	9.3	(16.3)
Net Cash Provided by Operating Activities	$215.0	$88.5	$74.8
Cash Flows Used in Investing Activities
Proceeds from sale of equipment	$0.1	$0.1	$0.1
Purchases of property and equipment	(19.0)	(8.8)	(19.9)
Proceeds from sale leaseback transaction	—	—	9.6
Cash paid for acquisitions, net of cash acquired	(1.0)	—	(179.7)
Net Cash Used in Investing Activities	$(19.9)	$(8.7)	$(189.9)
Cash Flows (Used in) Provided by Financing Activities
(Payments on) proceeds from line of credit	$—	$(6.4)	$6.4
Distributions to Janus Midco LLC unitholders	—	—	(4.2)
Principal payments on long-term debt	(428.5)	(8.1)	(68.9)
Principal payments on finance lease obligations	(0.7)	(0.2)	—
Proceeds from issuance of long-term debt	337.6	—	155.0
Payments for deferred financing fees	(10.8)	—	(4.3)
Proceeds from merger	—	—	334.9
Proceeds from PIPE	—	—	250.0
Payments for transaction costs, net	—	—	(44.5)
Payments to Janus Midco, LLC unitholders at the Business Combination	—	—	(541.7)
Proceeds from warrant exercise	—	—	0.1
Cash (Used in) Provided by Financing Activities	$(102.4)	$(14.7)	$82.8
Effect of exchange rate changes on cash	$0.6	$0.1	$0.2
Net Increase (Decrease) in Cash	$93.3	$65.2	$(32.1)
Cash, Beginning of Fiscal Year	$78.4	$13.2	$45.3
Cash, End of Fiscal Year	$171.7	$78.4	$13.2

Janus International Group, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in millions)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Supplemental Cash Flows Information
Interest paid	$43.4	$40.9	$32.9
Income taxes paid	$33.9	$33.4	$2.1
Cash paid for operating leases included in operating activities	$8.4	$7.7	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$9.5	$48.4	$—
Right-of-use assets obtained in exchange for finance lease obligations	$3.1	$1.2	$—
RSU Shares withheld related to employee taxes	$0.4	$—	$—
Property, plant and equipment obtained in exchange for operating lease obligations	$1.6	$—	$—

See accompanying Notes to Consolidated Financial Statements

Janus International Group, Inc.
Notes to Consolidated Financial Statements
(dollar amounts in millions, except per share data)
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
The Company is headquartered in Temple, GA with operations in the United States of America (“United States”) (“U.S.”), United Kingdom (“U.K.”), Australia, France, and Poland. The Company provides products and services through its two reportable segments which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (U.K.) (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), DBCI, LLC f/k/a Dingo NewCo, LLC (“DBCI”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC and Steel Door Depot.com, LLC. The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
The Business Combination, completed on June 7, 2021, was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Juniper Industrial Holdings, Inc. (“JIH”) was treated as the acquired company and Janus Midco, LLC (“Midco”) was treated as the acquirer for financial statement reporting purposes (the “Combined Company”). Midco was determined to be the accounting acquirer. The Combined Company assumed the Janus name.
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
Prior Period Financial Statement Correction of Immaterial Error
Subsequent to the issuance of the fiscal year 2022 Form 10-K consolidated financial statements, an immaterial error was identified relating to certain contracts that were recognized as revenue based on two performance obligations, but it was subsequently determined that the performance obligations were not distinct within the context of the contract with the customer. The correction of this immaterial error led to a presentation change on the Consolidated Statement of Operations and Comprehensive Income and in Footnote 15 to the consolidated financial statements for the years ended December 31, 2022. These presentation changes had no effect on our previously reported results of operations or retained earnings.

The effect of correcting the immaterial error in the fiscal years 2022 consolidated financial statements is shown in the following table:

(in millions)	As previously reported	Correction	As adjusted
Consolidated Statements of Operations and Comprehensive Income
Year Ended December 31, 2022
Product Revenues	$873.1	$17.8	$890.9
Service Revenues	146.4	(17.8)	128.6
	$1,019.5	$—	$1,019.5
Year Ended January 1, 2022
Product Revenues	$619.9	$16.9	$636.8
Service Revenues	130.2	(16.9)	113.3
	$750.1	$—	$750.1
Footnote 15. Revenue Recognition
Reportable Segments by Timing of Revenue Recognition Year Ended December 31, 2022
Janus North America
Product revenues transferred at a point in time	$880.0	$(85.0)	$795.0
Product revenues transferred over time	—	102.8	102.8
Service revenues transferred over time	114.3	(17.8)	96.5
	$994.3	$—	$994.3
Reportable Segments by Timing of Revenue Recognition Year Ended January 1, 2022
Janus North America
Product revenues transferred at a point in time	$614.8	$(69.9)	$544.9
Product revenues transferred over time	—	86.8	86.8
Service revenues transferred over time	100.1	(16.9)	83.2
	$714.9	$—	$714.9
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
Items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, inventory basis adjustments, the fair value of assets and liabilities related to acquisitions, the derivative warrant liability, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill and assumptions used in the accounting for business combinations.
Cash and Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 30, 2023 and December 31, 2022, the Company did not have any cash equivalents or restricted cash.
The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country, which may lead to a concentration of credit risk. Substantially all of the Company’s cash balances were deposited with financial institutions which management has determined to be high-credit quality institutions. The Company has not experienced any losses in such accounts.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily arise from the sale of products and services to established customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. Additionally, accounts receivable are stated at estimated net realizable value, net of allowance for credit losses which is based on the Company’s assessment of the collectability of customer accounts.

The Company estimates the allowance for credit losses using the loss-rate method. As the Company determined that its customers at various business units and sales channels share similar risk characteristics, the same loss rate is applied to all accounts receivable. The Company estimates the allowance for credit losses by considering various factors such as historical write-offs, changes in customers’ credit ratings, delinquency, payment history, the age of the accounts receivable balances, and current and expected economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance when it is determined that internal collection efforts should no longer be pursued.
The summary of activity in the allowance for credit losses for the years ended December 30, 2023, and December 31, 2022 are as follows:

(in millions)	Beginning Balance	CECL Adoption[1]	Write-offs	Provision (Reversal), net	Ending Balance
2023	$4.6	$—	$(0.3)	$(0.7)	$3.6
2022	$5.4	$0.4	$(2.9)	$1.7	$4.6
(1) On January 2, 2022, the Company adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which introduced a new model known as Current Expected Credit Losses (“CECL”).
Inventories
Inventories are stated at the lower of cost of net realizable value. Cost is determined using actual costs or standard costs (that approximate actual cost) determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced by the Company are capitalized into inventories.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in business combinations are recorded at fair value as of the acquisition date and are subsequently stated less accumulated depreciation. Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or their respective useful lives. Maintenance and repairs are charged to expense as incurred.
Business Combinations
We account for business acquisitions in accordance with ASC 805, "Business Combinations". This standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction costs from acquisition accounting. The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the acquisition date. For non-observable market values, the Company determines fair value using acceptable valuation principles (e.g., relief from royalty method). Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.
Goodwill and Indefinite-Lived Intangible Assets
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
Indefinite-lived intangible assets are not amortized, but instead tested for impairment annually at the beginning of the fiscal year fourth quarter or more frequently if events or changes in circumstances indicate that it’s more likely than not that the fair value of the asset is below its carrying amount, as set forth in ASC 350, “Intangibles — Goodwill and Other.”
Based upon our review and analysis, no impairments were deemed to have occurred during any of the years presented. Refer to Note 5, Goodwill and Intangible Assets, for further detail.
Intangible Assets
Intangible assets relate to the value associated with our customer relationships, non-compete agreements, software development, and tradenames and trademarks at the time of acquisition through business combinations.
The Company determined the fair value of customer relationships and software development acquired using the excess earnings method under the income approach. Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining economic life. The relief from royalty method was used to determine the fair value of tradenames and trademarks. The valuation models were based on estimates of future operating projections of the acquired business as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, including our best estimate of near-term sales expectations and long-term projections, which include review of internal and independent market analyses. The discount rate used was representative of the weighted average cost of capital. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives. Refer to Note 5, Goodwill and Intangible Assets, for further detail.
Leases
The Company leases certain logistics, office, and manufacturing facilities, as well as vehicles, copiers and other equipment under long-term operating and financing leases with varying terms.
We adopted the provisions of the FASB Accounting Standards Codification ("ASC") 842 on January 2, 2022 using the modified retrospective approach and, as a result, did not restate prior periods. The Company has recognized the cumulative effect adjustment to the opening balance of retained earnings. The Company elected to adopt the package of practical expedients which apply to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases.
The Company determines whether an arrangement is a lease at inception of the agreement. Lease liabilities and right of use (“ROU”) assets are recognized at commencement date. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are measured based on the present value of the total lease payments not yet paid based on the Company’s incremental borrowing rate, as the rate implicit in the lease is generally not determinable. Lease payments include only payments that are fixed and determinable at the time of commencement. Rent expense commences when the lessor makes the underlying asset available to us. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. ROU assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date; (ii) initial direct costs; and (iii) tenant incentives under the lease. The variable portion of the lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet in accordance with the short-term lease recognition exemption.
The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses. Non-lease components for real estate leases primarily relate to common area maintenance, insurance, taxes, utilities and non-lease components for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance.
The Company estimates the incremental borrowing rate based on the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. See Note 16, Leases, for additional details.
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
Deferred Income Tax Assets and Liabilities. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with applicable accounting standards, and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards. The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws, and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.
We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short-term and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled.
The Company enters into certain contracts with customers that may include multiple performance obligations. The Company determines whether the performance obligations in these contracts are considered to be distinct within the context of the contract with the customer. Additionally, it is determined whether the performance obligation(s) will be recognized point in time or over time.
Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised good or service to a customer. A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account.
The Company’s performance obligations include delivery of products, construction of steel structures, installation services, and subscription services that provide access to the Nokē Smart Entry software and continuing technical support. The Nokē Smart Entry solution provides mobile access for tenants and remote monitoring and tracking for operators. Product revenues are recognized either at a point in time when delivery of the product to the customer takes place or over time as the steel structure is being constructed at the customer site. Installation services revenue and subscription revenue are recognized over time as the customer simultaneously receives and consumes the benefits provided by the company.
For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the standalone selling price. The standalone selling price for products is readily observable, and selling price for installation is estimated by maximizing observable inputs with consideration of market conditions, entity-specific factors, and information about the customer or class of customer. Standalone selling price for recurring software revenue is determined by using the adjusted market assessment approach.
The Company’s revenues are generated from contracts with customers and the nature, timing, and any uncertainty in the recognition of revenues is not affected by the type of good, service, customer or geographical region to which the performance obligation relates. The terms of sale are generally on an open account basis with standard commercial terms of net 30 days. Payment terms are short-term, are customary for our industry, and, in some cases, early payment incentives are offered. The Company’s contracts typically are less than one year in length and do not have significant financing components.
For performance obligations that are not complete at the reporting date, we recognize contract assets or contract liabilities. Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer. Unbilled receivables result from revenues recognized at a point-in-time and represent an unconditional right to payment subject primarily to the passage of time. Unbilled receivables are recognized as accounts receivable when they are billed. Costs in excess of billings result from revenues recognized over time and represent the net balance of billings that already occurred. Contract liabilities (billings in excess of costs) represent billings to a customer in excess of revenue that has been recognized over time.
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
The following activity related to product warranty liabilities was recorded in Other accrued expenses during the years ended December 30, 2023 and December 31, 2022, respectively:

(in millions)	December 30, 2023	December 31, 2022
Balance at beginning of period	$0.9	$0.7
Aggregate changes in the product warranty liability	1.4	0.2
Balance at end of period	$2.3	$0.9
Shipping and Handling (Product Revenues & Product Cost of Revenues)
The Company records amounts billed to customers in product revenue transactions, related to shipping and handling, as revenue earned for the goods provided. Shipping and handling costs are included in product cost of revenues. Shipping and handling costs were approximately $38.1, $42.7 and $35.2 for the years ended December 30, 2023, December 31, 2022, and January 1, 2022 respectively.
Advertising Costs
The Company records all advertising and tradeshow related costs to the consolidated statements of operations and comprehensive income during the year they’re incurred and they are included in Selling and marketing operating expenses. During the years ended December 30, 2023, December 31, 2022, and January 1, 2022, the Company incurred and expensed advertising costs of $3.8, $2.6 and $2.0, respectively.
General and Administrative
The Company records corporate and business unit administrative personnel, facilities, professional services, amortization of intangible assets, share-based compensation, and other operating activities in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
Selling and Marketing
The Company records compensation and benefits of employees engaged in selling activities as well as related travel, advertising, trade shows/conventions, meals and entertainment expenses to selling and marketing expense on the Consolidated Statements of Operations and Comprehensive Income.
Stock Compensation
We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant stock options, restricted stock units, performance-based restricted stock units (“PSUs”) to employees and our non-employee directors. The majority of our awards are restricted stock units granted to employees, with vesting period between one year and four years. We charge compensation expense under the plan to earnings over each award’s individual vesting period. Forfeitures are recorded as they occur. See Note 12, Equity Compensation, for additional information.
Treasury Stock
We account for treasury stock under the cost method pursuant to the provisions of ASC 505-30, Treasury Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, common stock and additional paid-in capital, remain intact.
If the treasury shares are ever reissued in the future at a price higher than its cost, the difference will be recorded as a component of additional paid-in-capital in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference will be recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Consolidated Balance Sheets. If treasury stock is reissued in the future, a cost flow assumption will be adopted to compute excesses and deficiencies upon subsequent share re-issuance.

Earnings Per Share
Basic Earnings Per Share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted Earnings Per Shares assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.
Deferred Finance Fees
Deferred financing fees consist of First Lien Term Loan and the ABL Credit and Guarantee Agreement costs, which are being amortized on the effective interest and straight-line method, respectively, over the life of the related debt. During the year ended December 30, 2023, the Company incurred approximately $10.8 in deferred finance fees in connection with the 2023 debt refinancing transactions. Debt issuances are more fully described in Note 8, Line of Credit, and Note 9, Long-Term Debt.
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
As of December 30, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments including cash, accounts receivable and accounts payable approximate their fair value based on the short-term nature of these instruments.
The fair value of the Company’s debt approximates its carrying amount as of December 30, 2023 and December 31, 2022 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate and London Interbank Offered Rate (“LIBOR”) rate, respectively, plus an applicable margin and consistency in our credit rating. To estimate the fair value of the Company’s long-term debt, which consists of the First Lien Term Loan and the Revolving Credit Facility, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk and quoted prices for similar assets or liabilities that fall within Level 2 of the Fair Value hierarchy.
For the year ended January 1, 2022, the public warrants were valued at market price. All of the private and public warrants were exercised or redeemed on November 18, 2021, and therefore there were no warrants issued and outstanding as of January 1, 2022. The fair value of the private warrants contains significant unobservable inputs including the expected term and volatility. Therefore, the private warrant liabilities were evaluated to be a Level 3 fair value measurement. The fair value of private warrants is estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms, and then discounted at the term-matched risk-free rate. Finally, the fair value of the private warrants was calculated as the probability-weighted present value over all future modeled payoffs. The following assumptions were used for the valuation of the private warrants:

Warrant term (yrs.)	4.7
Volatility	30.4%
Risk-free rate	0.91%
Dividend yield	—%
The change in the fair value of warrant liabilities is as follows:

Balance assumed in the Business Combination at June 7, 2021	$37.2
Conversion of Private warrants to Public warrants	(11.1)
Redeemed/exercised warrants	(32.0)
Change in fair value of warrants	5.9
Balance at January 1, 2022	$—
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
Warrant Liability
The Company classifies Private Placement Warrants (defined and discussed in Note 10, Business Combinations) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as a component of Other Expense, Net within the Consolidated Statements of Operations and Comprehensive Income. The Company continued adjusting the warrant liability for changes in fair value until the redemption of the warrants, at which time the warrants were reclassified to additional paid-in capital.
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
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States of America and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable.
As of December 30, 2023, one customer accounted for 11% of the account receivable balance. There were no other customers that represented more than 10% of accounts receivable as of December 31, 2022. There were no customers that represented more than 10% of revenues as of December 30, 2023 or December 31, 2022.
Segments
The Company manages its operations through two operating and reportable segments: Janus North America and Janus International. These segments are structured to align the Company’s products and service offerings based on the geographic location between North America and International locations and with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 20, Segments Information, for further detail.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. Effective April 2, 2023, the Company transitioned its credit agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company adopted this guidance prospectively on April 2, 2023, and the adoption did not have a material impact on the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB ASC master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The Company does not believe this will have a material impact on the Company’s consolidated financial position or results of operations.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023. We are assessing the effect of this update on our consolidated financial statements and believe the adoption of this standard is likely to add material additional segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.

3. Inventories
The major components of inventories are detailed below at:

(in millions)	December 30, 2023	December 31, 2022
Raw materials	$31.0	$49.8
Work-in-process	1.4	1.6
Finished goods	16.0	16.3
Inventories	$48.4	$67.7
4. Property, Plant and Equipment
Property, plant, and equipment are as follows:

(in millions)	Useful Life	December 30, 2023	December 31, 2022
Land	Indefinite	$4.5	$4.5
Building	39 years	2.5	2.5
Manufacturing machinery and equipment	3-7 years	43.5	38.8
Leasehold improvements	Over the shorter of the lease term or respective useful life	11.4	8.3
Computer and software	3 years	14.5	9.6
Furniture and fixtures, and vehicles	3-7 years	4.9	3.6
Construction in progress		6.2	1.9
		$87.5	$69.2
Less: accumulated depreciation		(35.1)	(27.1)
		$52.4	$42.1
For the years ended December 30, 2023, December 31, 2022, and January 1, 2022, the Company incurred depreciation of expense of $9.3, $7.9 and $6.5, respectively. Depreciation expense included in cost of revenues for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, was $6.9, $5.7 and $4.8, respectively. Depreciation expense included in operating expenses for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, was $2.4, $2.2 and $1.7, respectively.

5. Leases
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
The components of ROU assets and lease liabilities were as follows:

(in millions)	Balance Sheet Classification	December 30, 2023	December 31, 2022
Assets:
Operating lease assets	Right-of-use assets, net	$47.6	$43.3
Finance lease assets	Right-of-use assets, net	3.3	1.0
Total leased assets		$50.9	$44.3
Liabilities:
Current:
Operating	Other accrued expenses	$5.4	$5.3
Finance	Current maturities of long-term debt	1.0	0.3
Noncurrent:
Operating	Other long-term liabilities	$46.9	$40.9
Finance	Long-term debt	2.4	0.8
Total lease liabilities		$55.7	$47.3
The components of lease expense were as follows:

(in millions)	December 30, 2023	December 31, 2022
Operating lease cost	$8.9	$8.3
Variable lease cost	0.7	0.4
Short-term lease cost	0.9	0.1
Finance lease cost:
Amortization of right-of-use assets	0.8	0.2
Interest on lease liabilities	0.2	—
Total lease cost	$11.5	$9.0
Rental expense for operating leases (as defined prior to the adoption of ASC 2016-02) was approximately $6.8 for the year ended January 1, 2022.
Other information related to leases was as follows:

	December 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating Leases	8.85	9.66
Finance Leases	3.39	3.37
Weighted Average Discount Rate
Operating Leases	7.6%	7.1%
Finance Leases	8.4%	6.6%

As of December 30, 2023, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in millions)
2024	$8.8
2025	8.7
2026	8.3
2027	7.4
2028	7.5
Thereafter	32.8
Total future lease payments	$73.5
Less: imputed interest	$(21.2)
Present value of future lease payments	$52.3
As of December 30, 2023, future minimum repayments of finance leases were as follows:

(in millions)
2024	$1.2
2025	1.2
2026	0.7
2027	0.5
2028	0.3
Total future lease payments	$3.9
Less: imputed interest	$(0.5)
Present value of future lease payments	$3.4

6. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination (See Note 10, Business Combinations) are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets at December 30, 2023 and December 31, 2022, are as follows:

(in millions)		December 30, 2023			December 31, 2022
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10-15 years	$409.0	$154.1	$254.9	$408.2	$125.6	$282.6
Tradenames and trademarks	Indefinite	107.5	—	107.5	107.4	—	107.4
Software development	10-15 years	20.3	7.5	12.8	20.3	6.1	14.2
Noncompete agreements	3-8 years	0.3	0.2	0.1	0.4	0.2	0.2
Backlog	< 1 year	—	—	—	41.4	41.4	—
		$537.1	$161.8	$375.3	$577.7	$173.3	$404.4
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include a gain of $0.8 and a loss of $2.0 for the years ended December 30, 2023 and December 31, 2022, respectively. Amortization expense was approximately $29.8, $29.7 and $31.6 for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

The following table summarizes the aggregate expected amortization expense of definite-lived intangible assets as of December 30, 2023 (in millions):

2024	$29.7
2025	29.7
2026	29.7
2027	29.7
2028	29.5
Thereafter	119.5
Total	$267.8

The changes in the carrying amounts of goodwill for the years ended December 31, 2022 and December 30, 2023 were as follows:

	Janus North America	Janus International	Consolidated
Balance as of January 1, 2022	$356.9	$12.4	$369.3
Foreign Currency Translation Adjustment	—	(1.2)	(1.2)
Access Control Technologies, LLC Acquisition Adjustment	0.1	—	0.1
Balance as of December 31, 2022	$357.0	$11.2	$368.2
Foreign Currency Translation Adjustment	—	0.4	0.4
Balance as of December 30, 2023	$357.0	$11.6	$368.6

7. Other Accrued Expenses
Accrued expenses are summarized as follows:

(in millions)	December 30, 2023	December 31, 2022
Customer deposits	$29.6	$29.6
Employee compensation	20.2	16.5
Interest payable	13.2	0.2
Current operating lease liabilities	5.4	5.3
Sales tax payable	3.4	5.1
Accrued professional fees	0.7	3.6
Product warranties	2.3	0.9
Accrued freight	0.8	1.2
Indemnity holdback liability	—	1.0
Other liabilities	4.7	7.2
Total	$80.3	$70.6
Other liabilities as of December 30, 2023 and December 31, 2022 consists primarily of property tax, credit card and various other accruals.

8. Line of Credit
Amendment No. 3 to the ABL Credit and Guarantee Agreement - On April 10, 2023, the Company entered into Amendment Number Three to ABL Credit and Guarantee Agreement (the “LOC Amendment No. 3”) to that certain ABL Credit and Guarantee Agreement, dated as of February 12, 2018 (the “LOC Agreement”). The LOC Amendment No. 3, among other things, (i) replaced the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the LOC Agreement with an interest rate based on the Secured Overnight Financing Rate (“SOFR”) and related SOFR-based mechanics and (ii) updated certain other provisions of the LOC Agreement to reflect the transition from LIBOR to SOFR. The LOC Amendment provided for a revolving line of credit of $80.0 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a SOFR Rate (as defined in the LOC Agreement) option is chosen by the Company. If the SOFR Rate is elected, the interest computation is equal to the SOFR Rate plus the SOFR Margin (as defined in the LOC Agreement) of either 1.25% or 1.50%. If the Base Rate (as defined in the LOC Agreement) is elected, the interest computation is equal to the Base Rate of the greatest of (a) the federal funds rate plus 0.50%, (b) the SOFR rate for a one month tenor plus 1.00%, (c) the floor (i.e., zero), or (d) the financial institution’s Prime Rate (as defined in the LOC Agreement), plus the Base Rate Margin (as defined in the LOC Agreement) of either 0.25% or 0.50%. As of December 31, 2022, the interest rate for the facility was 7.80%. At the beginning of each quarter, the applicable margin is set and determined based on the average net availability on the line of credit for the previous quarter.
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
The interest rate on the facility is based on a base rate, unless an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement) option is chosen by the Company. If the Adjusted Term SOFR Rate is elected, the interest computation is equal to the Adjusted Term SOFR Rate, which is subject to a 10bps flat credit spread adjustment (“CSA”) plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on excess availability (as of December 30, 2023, the SOFR Margin Rate was 1.25%). If the Alternate Base Rate (as defined in the 2023 LOC Agreement) is elected, the interest computation is equal to the Alternate Base Rate of the greatest of (a) the federal funds rate plus 0.50%, (b) the Adjusted Term SOFR Rate for a one month tenor plus 1.00%, or (c) the financial institution’s Prime Rate (as defined in the 2023 LOC Agreement), plus the Base Rate Margin (as defined in the 2023 LOC Agreement) of either 0.25%, 0.50%, or 0.75% (as of December 30, 2023, the Base Rate Margin was 0.25%). At the beginning of each quarter, the applicable margin is set and determined based on the average net availability on the line of credit for the previous quarter. As of December 30, 2023, the Adjusted Term SOFR interest rate for the facility was 6.76%. The line of credit is collateralized by accounts receivable and inventories. The Company accrues an unused commitment fee to the administrative agent at the varying rate of .25% to .38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC agreement.
This refinancing amendment was accounted for as a debt extinguishment and a $0.2 loss on debt extinguishment was recognized for this transaction within Loss on extinguishment and modification of debt on the Consolidated Statement of Operations and Comprehensive Income. The Company incurred $1.3 of debt issuance costs, which were capitalized and are being amortized over the term of the facility that expires on August 3, 2028, using the straight-line method, and are presented as part of Other assets within our Consolidated Balance Sheet. The amortization of the deferred loan costs is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Income.
Amortization of approximately $0.3, $0.2 and $0.3 was recognized for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The unamortized portion of the fees, included in Other assets, as of December 30, 2023 and December 31, 2022, was approximately $1.1 and $0.4, respectively. There were no borrowings outstanding on the line of credit as of December 30, 2023 and December 31, 2022.
As of December 30, 2023, and December 31, 2022, the Company maintained one letter of credit totaling approximately $0.4. The amount available on the revolver as of December 30, 2023 and December 31, 2022, respectively was approximately $124.6 and $79.6, respectively.
9. Long-Term Debt
Long-term debt consists of the following:

(in millions)	December 30, 2023	December 31, 2022
First Lien Note payable	$623.4	$714.3
Finance leases	3.4	1.1
	$626.8	$715.4
Less: unamortized deferred finance fees	11.8	7.2
Less: current maturities	7.3	8.3
Total long-term debt	$607.7	$699.9

Notes Payable - Amendment No. 3 First Lien - As of February 5, 2021, the Company completed a repricing of its First Lien and First Lien B2 Term Loans, in which the principal terms of the amendment were a reduction in the overall interest rate based upon the loan type chosen and a consolidation of the prior two outstanding tranches into a single tranche of debt with the syndicate. The Amendment No.3 First Lien was comprised of a syndicate of lenders originating on February 5, 2021 in the amount of $634.6 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent. The debt was secured by substantially all business assets.
As a result of the repricing transaction, the Company recognized a loss on extinguishment of approximately $1.4. The loss is included in Loss on extinguishment and modification of debt on the Consolidated Statements of Operations and Comprehensive Income.
As of June 7, 2021 and as a result of the Business Combination, the Company repaid approximately $61.6 of debt and recognized a loss on extinguishment of approximately $1.0. The loss is included in Loss on extinguishment and modification of debt on the Consolidated Statements of Operations and Comprehensive Income for the year ended January 1, 2022.
Notes Payable - Amendment No. 4 First Lien - On August 18, 2021, the Company completed a refinancing of its First Lien Amendment No. 3, in which the principal terms of the amendment were new borrowings of $155.0 which was used to fund the DBCI acquisition. The Amendment No. 4 First Lien was comprised of a syndicate of lenders originating on August 18, 2021 in the amount of $726.4 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.25% of the original balance beginning the last day of September 2021 with the remaining principal due on the maturity date of February 12, 2025. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of LIBOR, plus an applicable margin percent (effective interest rate of 7.98% as of December 31, 2022). The debt is secured by substantially all business assets. This refinancing amendment was accounted for as a modification and as such no gain or loss was recognized for this transaction and any third party fees paid in connection with this amendment were expensed. The Company incurred $3.1 of bank fees, original issue discount and charges associated with this amendment which were capitalized and are being amortized as a component of interest expense over the remaining loan term.
Notes Payable - Amendment No. 5 First Lien - On June 20, 2023, the Company entered into Amendment No. 5 (the “Amendment No. 5 First Lien”) to the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (the “First Lien Agreement”) (“First Lien Term Loan”). The Amendment No. 5 First Lien, among other things, (i) replaced the interest rate based on LIBOR and related LIBOR-based mechanics applicable to borrowings under the First Lien Agreement with an interest rate based on SOFR and related SOFR-based mechanics and (ii) updated certain other provisions of the First Lien Agreement to reflect the transition from LIBOR to SOFR. The Amendment No. 5 First Lien had an aggregate principal balance of $726.4 with interest payable in arrears. The outstanding loan balance was to be repaid on a quarterly basis of 0.28% of the original principal amount of the loans outstanding on the Fourth Amendment Effective Date (i.e., August 17, 2021) with the remaining principal due on the maturity date of February 12, 2025. For the year ended December 30, 2023, the Company made voluntary payments of $85.3 toward the First Lien Term Loan. The Company used cash on hand to make the voluntary prepayments.
Notes Payable - Amendment No. 6 First Lien - On August 3, 2023, the Company refinanced its existing First Lien Term Loan pursuant to Amendment No. 6 (the “Amendment No. 6 First Lien”) to the First Lien Agreement. The loan was made by a syndicate of lenders, with the aggregate amount of $625.0. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance of the amended loan beginning the last business day of December 2023 with the remaining principal due on the maturity date of August 3, 2030. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR plus an applicable margin percent. The interest rate on the Amendment No. 6 First Lien term loan as of December 30, 2023, was 8.76%, which is a variable rate based on Adjusted Term SOFR, subject to a 1.00% floor, and includes a 0.10% CSA and an applicable margin percentage of 3.25%. The debt was secured by substantially all business assets. There are no prepayment penalties if the company makes voluntary prepayments on the outstanding principal balance.
The amendment was accounted for in accordance with ASC 470-50, “Debt - Modification and Extinguishment.” As discussed above, the amended First Lien Term Loan consists of a syndicate of lenders which were evaluated, for accounting purposes, as individual lenders. Certain lenders exited the Term Loan credit facility, which resulted in extinguishment accounting. There were $287.4 of borrowings held by lenders in the new agreement, that were also held by lenders in the previous agreement. As a result, the Company wrote off a portion of unamortized debt financing costs associated with the prior First Lien Agreement, that was deemed extinguished and recognized a loss on debt extinguishment of $1.4 for the year ended December 30, 2023, recognized within Loss on extinguishment and modification of debt on the Consolidated Statement of Operations and Comprehensive Income.
In conjunction with the Amendment No 6, the Company incurred $2.3 of costs from third parties that did not qualify for capitalization of deferred finance costs, and were expensed within Loss on extinguishment and modification of debt on the Consolidated Statement of Operations and Comprehensive Income. The Company also incurred $9.5 of additional deferred finance costs, which will be amortized over the remaining term of the modified loan. Deferred finance costs are being amortized using the effective interest method. Amortization of approximately $3.4, $3.4, and $3.0 was recognized for the years ended December 30, 2023 and December 31, 2022, and January 1, 2022 respectively, as a component of interest expense.

Finance Leases
During the year ended December 30, 2023, the Company’s finance lease obligation primarily consists of vehicle lease agreements. The leases expire at various dates through 2028 with terms between one and five years.
Aggregate annual maturities of long-term debt and finance leases at December 30, 2023, are:
(in millions)

2024	$7.3
2025	7.3
2026	6.9
2027	6.7
2028	6.4
Thereafter	592.2
Total	$626.8

10. Business Combinations
For the year ended December 30, 2023 and December 31, 2022, there was no acquisition activity. The following table summarizes the fair values of consideration transferred and the fair values of identified assets acquired, and liabilities assumed at the date of acquisition for the acquisitions that occurred during the year-end January 1, 2022:

	2021 Acquisitions
(in millions)	Access Control Technologies	DBCI, LLC
Date of acquisition	August 31, 2021	August 17, 2021
Fair Value of Consideration Transferred
Cash	$9.4	$169.2
Hold Back Liability	1.0	—
Total Fair Value of Consideration Transferred	$10.4	$169.2
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	$0.2	$0.2
Accounts receivable	1.1	8.5
Inventories	—	9.1
Property and equipment	0.2	7.8
Other current assets	0.1	—
Identifiable intangible assets
Customer relationships	2.5	26.3
Backlog	0.3	3.1
Trademark	1.5	20.9
Recognized amounts of identifiable liabilities assumed
Accounts payable	(0.5)	(8.0)
Accrued expenses	(0.2)	(0.6)
Other liabilities	(1.4)	(0.9)
Total identifiable net assets	$3.8	$66.4
Goodwill	$6.6	$102.8
Access Control Technologies, LLC Acquisition
On August 31, 2021, Janus Core acquired 100% of the equity interests of ACT and all assets and certain liabilities of Phoenix IronWorx, LLC (“Phoenix”) for total consideration of approximately $10.4 which was comprised of approximately $9.4 cash plus $1.0 of hold back liability. The assets and liabilities of this acquisition have been recorded based upon management's estimates of their fair market values as of the date of acquisition. The closing statement was finalized in the fourth quarter of 2021.
The goodwill balance of approximately $6.6 is attributable to the expansion of our product offerings and expected synergies of the combined workforce, products and technologies with ACT. All of the goodwill was assigned to the Janus North America segment of the business and is deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions)	Fair Value	Useful Lives
Customer Relationships	$2.5	15 Years
Backlog	0.3	3 Months
Trade Name	1.5	Indefinite
Identifiable Intangible Assets	$4.3
Customer relationships represent the fair values of the underlying relationships with ACT’s customers. Unbilled contracts (“Backlog”) represent the fair value of ACT’s contracts that have yet to be billed. Trade names represent ACT’s trademarks, which consumers associate with the source and quality of the products and services they provide. The weighted-average amortization of acquired intangibles is 13.50 years.
During the year ended January 1, 2022, the Company incurred approximately $0.3 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022. For the period from the transaction date of August 31, 2021 through January 1, 2022, there was $3.6 of ACT revenue and $0.9 ACT net loss included in the Consolidated Statements of Operations and Comprehensive Income.

DBCI, LLC Acquisition
On August 17, 2021, Janus Core acquired 100% of the equity interests of DBCI for total cash consideration of approximately $169.2. The assets and liabilities of this acquisition have been recorded based upon management's estimates of their fair market values as of the date of acquisition. The purchase price allocation requiring purchase accounting adjustments were finalized in the third quarter of 2022.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in millions)	Fair Value	Useful Lives
Customer Relationships	$26.3	10 Years
Backlog	3.1	4 Months
Trade Name	20.9	Indefinite
Identifiable Intangible Assets	$50.3
Customer relationships represent the fair values of the underlying relationships with DBCI’s customers. Unbilled contracts (“Backlog”) represent the fair value of DBCI’s contracts that have yet to be billed. Trade names represent DBCI’s trademarks, which consumers associate with the source and quality of the products and services they provide. The weighted-average amortization of acquired intangibles is 8.97 years.
During the year ended January 1, 2022, the Company incurred approximately $2.7 of third-party acquisition costs. These expenses are included in general and administrative expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for year ended January 1, 2022. For the period from the transaction date of August 17, 2021 through January 1, 2022, there was $33.0 of DBCI revenue and $2.8 DBCI net income included in the Consolidated Statements of Operations and Comprehensive Income.
Pro Forma Financial Information
The following unaudited pro forma information is based on estimates and assumptions that the Company believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had the Company and DBCI and ACT been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business combinations had they occurred on December 27th, 2020. This unaudited pro forma supplemental information includes incremental asset amortization, accounting policy alignment, nonrecurring transaction costs, and other charges as a result of the acquisitions, net of the related tax effects.
The following unaudited pro forma information has been prepared as if the DBCI and ACT acquisitions had taken prior to December 27th, 2020. The Company prepared the table based on certain estimates and assumptions. These estimates and assumptions were made solely for the purposes of developing such unaudited pro forma information and have not been adjusted to provide period over period comparability

Year Ended
(in millions)	January 1, 2022
Revenue	$809.6
Net Income	$44.6
Business Combination with Juniper Industrial Holdings, Inc.
On June 7, 2021, Juniper Industrial Holdings, Inc. (“Juniper”) consummated a business combination with Midco pursuant to the Business Combination Agreement (“Business Combination”). Pursuant to ASC 805, for financial accounting and reporting purposes, Midco was deemed the accounting acquirer and Juniper was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of Midco issuing equity for the net assets of Juniper, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Midco are the historical financial statements of Janus International Group, Inc. The net assets of Juniper were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with Midco’s financial statements on the Closing Date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination Agreement.
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

As a result of the Business Combination, Midco’s unitholders received aggregate consideration of approximately $1,200.0, which consisted of (i) $541.7 in cash at the closing of the Business Combination and (ii) 70,270,400 shares of common stock valued at $10.00 per share, totaling $702.7.
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
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $44.5 related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees. In addition, the Company incurred $4.5 in transaction bonuses paid to key employees and $5.2 in non-cash share-based compensation expense due to the accelerated vesting of Midco’s legacy share-based compensation plan.
The Sponsor purchased 10,150,000 warrants to purchase Class A common stock of Juniper (the “private placement warrants”) for a purchase price of $1.00 per whole private placement warrant, or $10.2 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Juniper IPO and the closing of the over-allotment option for the Juniper IPO (the “private placement”). Each private placement warrant entitled the holder to purchase one share of Class A common stock of Juniper at $11.50 per share. The private placement warrants were only exercisable for a whole number of shares of Class A common stock of Juniper. The Sponsor transferred 5,075,000 of its private placement warrants to Midco’s equityholders as part of the consideration for the Business Combination. Immediately after giving effect to the Business Combination, there were 10,150,000 issued and outstanding private placement warrants. The private placement warrants were liability classified.
Immediately after giving effect to the Business Combination, there were 17,249,995 issued and outstanding public warrants. The public warrants are equity classified. All of the private and public warrants were exercised or redeemed on November 18, 2021 and therefore there are no warrants issued and outstanding as of January 1, 2022.
G & M Stor-More Pty Ltd Acquisition
On January 19, 2021, the Company, through its wholly owned subsidiary Steel Storage Australia Pty Ltd. acquired 100% of the net assets of G & M Stor-More Pty Ltd. for total cash consideration of approximately $1.7. In aggregate, approximately $0.8 was attributed to intangible assets and approximately $0.9 was attributable to goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Steel Storage. All of the goodwill was assigned to the Janus International segment of the business and is not deductible for income tax purposes. The weighted-average amortization of acquired intangibles is 11.6 years.
During the year ended January 1, 2022, the Company incurred approximately $0.1 of third-party acquisition costs. These expenses are included in general and administrative expense of the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022.
Pro forma results of operations for this acquisition have not been presented as the historical results of operations for G & M Stor-More Pty Ltd. are not material to the consolidated results of operations in the prior years.

11. Profit Sharing Plan
The Company has one 401(k) plan for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 covering substantially all U.S. employees for Janus International Group, LLC, BETCO, NOKE, ASTA and DBCI. Eligible employees may contribute up to the limits established by applicable income tax regulations. The Company made employer matching contributions of approximately $1.9, $1.5 and $1.1 for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
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
The Company measures compensation expense for stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the twelve months ended December 30, 2023, the Company granted stock-based awards including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock options under the Plan. The grant date value of RSUs and PSUs are equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur. Any unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service”, as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors. In connection with these equity awards, the stock-based compensation expense was $7.1, $4.1 and $0.1 and the income tax benefit from stock-based compensation was $1.4, $0.9 and $—, for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSUs activity for the years ended December 31, 2022 and December 30, 2023 is as follows:

(dollar amounts in millions, except share and per share data)	RSUs	Weighted-Average Grant Date Fair Value, per share
Unvested, outstanding at January 1, 2022	275,370	$11.9
Granted	368,777	9.9
Vested	(142,132)	11.6
Forfeited	(36,951)	10.3
Unvested, outstanding at December 31, 2022	465,064	$10.5
Granted	748,198	10.6
Vested	(191,892)	10.9
Forfeited	(76,560)	10.1
Unvested, outstanding at December 30, 2023	944,810	$10.6
Stock-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative in the accompanying Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $3.5, $2.4, and $0.1 for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. As of December 30, 2023, there was an aggregate of $7.8 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 2.3 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s three-year cumulative adjusted EBITDA. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs awarded for the 2022 and 2023 awards. PSUs are subject to a three-year performance cliff-vesting period.

PSUs activity for the years ended December 31, 2022 and December 30, 2023 is as follows:

(dollar amounts in millions, except share and per share data)	PSUs	Weighted-Average Grant Date Fair Value, per share
Outstanding at January 1, 2022	—	$—
Granted	252,923	9.5
Vested	—	—
Forfeited	—	—
Unvested, outstanding at December 31, 2022	252,923	$9.5
Granted	229,091	10.6
Vested	—	—
Forfeited	—	—
Unvested, outstanding at December 30, 2023(1)	482,014	$10.0
(1) This number excludes 252,923 performance stock units, which represents the incremental number of units that would be issued based on performance results from previously-granted PSU awards.
Stock-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative in the accompanying Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $2.8, $1.2, and $— for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. As of December 30, 2023, there was an aggregate of $3.2 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 1.5 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant. The actual payout of the 2022 grants will be in a range of —% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 28, 2024. As of December 30, 2023, the Company deemed the estimate of the PSUs granted in fiscal year ended December 31, 2022 to be issued at 200% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2023 grants will be in a range of —% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025. As of December 30, 2023, the Company deemed the estimate of the PSUs granted in the year ended December 30, 2023 to be issued at 100% of target, and have reflected such estimates within the share-based compensation expense.
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
A summary of the assumptions used in determining the fair value of stock options for the years ended December 30, 2023 and December 31, 2022 is as follows:

	Years Ended
	December 30, 2023	December 31, 2022
Expected life of option (years) (1)	6.00	6.25
Risk-free interest rate (2)	3.7%	2.9% - 3.0%
Expected volatility of the Company’s stock (3)	48.0%	45.0%
Expected dividend yield on the Company’s stock	—%	—%
(1) Expected life is the weighted average of mid-point between vesting and expiry.
(2) The risk-free rate is based on an average of U.S. Treasury yields in effect at the time of grant corresponding with the expected term.
(3) Expected volatility is based on historical volatilities from a group of comparable entities for a time period similar to that of the expected term.

Stock options activity for the years ended December 31, 2022 and December 30, 2023 is as follows:

(dollar amounts in millions, except share and per share data)	Stock Options	Weighted-Average Grant Date Fair Value, per share	Weighted-Average Exercise Price, per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	—	$—	$—	—	$—
Granted	736,105	4.5	9.4	9.3	0.1
Vested	—	—	—	—	—
Forfeited	(35,376)	4.5	9.5	—	—
Outstanding at December 31, 2022	700,729	$4.5	$9.4	9.8	$0.1
Granted	18,796	5.3	10.6	9.2	—
Vested	(175,175)	4.5	9.4	8.3	0.6
Forfeited	—	—	—	—	—
Outstanding at December 30, 2023	544,350	$4.5	$9.4	8.4	$2.0
Vested not exercised at December 30, 2023	175,175	$4.5	$9.4	8.3	$0.6
The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $13.05 closing stock price of our common stock on December 29, 2023, the last trading day of 2023. As of December 31, 2022, the intrinsic value calculation is based on the $9.52 closing stock price of our common stock on December 30, 2022, the last trading day of 2022. No options were exercised in the years ended December 30, 2023, December 31, 2022, and January 1, 2022.
Stock-based compensation expense for stock options is recognized straight line over the requisite service period, reduced for actual forfeitures, and included in general and administrative in the accompanying Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $0.8, $0.5, and $— for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Total unamortized stock-based compensation expense related to the unvested stock options was approximately $1.9, which the Company expects to amortize over a weighted-average period of 2.4 years. There were no stock options exercised during the twelve months ended December 30, 2023.
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
As a result of the Business Combination, the Board of Directors approved an accelerated vesting for 16,079 units (equivalent to 4,012,873 shares of Company common stock) granted in connection with the Class B Plan, to allow accelerated vesting of the units upon consummation of the Business Combination. The accelerated vesting of Company common stock resulted in $5.2 of non-cash share-based compensation recorded to general and administrative expenses in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended January 1, 2022. Effective June 7, 2021, as a result of the Business Combination, the Class B Plan was terminated.

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
The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces the closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
The Company’s restructuring expenses are comprised of the following:

(in millions)	Year Ended
	December 30, 2023	December 31, 2022
Severance and termination benefits	$0.3	$0.3
Facility related charges	0.1	0.6
Legal, consulting, and other costs	0.8	0.2
Total Restructuring Charges	$1.2	$1.1
The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Balance at December 31, 2022	$—
Restructuring charges	1.2
Payments	(1.2)
Balance at December 30, 2023	$—
14. Related Party Transactions
The Group is a party to a lease agreement with ASTA Investment, LLC, for a manufacturing facility in Cartersville, Georgia. ASTA Investment, LLC, is partially owned by a shareholder of the Company. The original lease term began on April 1, 2018 and extended through March 31, 2028 and was amended in December 2022 to extend the term until March 1, 2030, with monthly lease payments of $0.1 per month with an annual escalation of 2.0%. Rent payments to ASTA Investment, LLC for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, were approximately $0.8, $0.7 and $0.8, respectively.

15. Revenue Recognition
Contract Balances
Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer. Unbilled receivables result from revenues recognized at a point-in-time and represent an unconditional right to payment subject primarily to the passage of time. Unbilled receivables are recognized as accounts receivable when they are billed. Costs in excess of billings result from revenues recognized over time and represent the net balance of billings that already occurred. Contract liabilities (billings in excess of costs) represent billings to a customer in excess of revenue that has been recognized over time.
Contract balances as of December 30, 2023 and December 31, 2022 were as follows:

(in millions)
Costs in excess of billings at January 1, 2022	$13.7
Unbilled receivables at January 1, 2022	9.5
Contract assets at January 1, 2022	$23.1

Costs in excess of billings at December 31, 2022	$22.3
Unbilled receivables at December 31, 2022	17.0
Contract assets at December 31, 2022	$39.3

Costs in excess of billings at December 30, 2023	$17.8
Unbilled receivables at December 30, 2023	31.9
Contract assets at December 30, 2023	$49.7

Contract liabilities, January 1, 2022	$23.2
Contract liabilities, December 31, 2022	$21.4
Contract liabilities, December 30, 2023	$26.7
During the year ended January 1, 2022, the Company recognized revenue of approximately $19.3 related to contract liabilities at December 26, 2020. During the year ended December 31, 2022, the Company recognized revenue of approximately $21.2 related to contract liabilities at January 1, 2022. During the year ended December 30, 2023, the Company recognized revenue of approximately $18.9 related to contract liabilities at December 31, 2022. All remaining performance obligations are expected to be satisfied within one year.
The Company derives subscription revenue from continued software support and through the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. The recurring revenue recognized from the Nokē Smart Entry System, included in service revenues, for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $2.7, $1.3 and $0.7, respectively.

Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the years ended December 30, 2023 and December 31, 2022 and January 1, 2022:
Revenue by Timing of Revenue Recognition

(in millions)	Year Ended
Reportable Segments by Timing of Revenue Recognition	December 30, 2023	December 31, 2022	January 1, 2022
Janus North America
Product revenues transferred at a point in time(1)	$784.0	$795.0	$544.9
Product revenues transferred over time(1)	122.4	102.8	86.8
Service revenues transferred over time(1)	122.0	96.5	83.2
	$1,028.4	$994.3	$714.9
Janus International
Product revenues transferred at a point in time	$46.3	$43.4	$38.5
Service revenues transferred over time	36.0	32.1	30.1
	$82.3	$75.5	$68.6
Eliminations	$(44.3)	$(50.3)	$(33.4)
Total Revenue	$1,066.4	$1,019.5	$750.1
(1) These numbers have been revised for the year ended December 31, 2022 and January 1, 2022. See Note 2, Summary of Significant Accounting Policies, for additional information.
Revenue by Sales Channel Revenue Recognition

(in millions)	Year Ended
Reportable Segments by Revenues Channel Revenue Recognition	December 30, 2023	December 31, 2022	January 1, 2022
Janus North America
Self Storage-New Construction	$336.5	$289.4	$246.7
Self Storage-R3	326.9	304.1	210.2
Commercial and Others	365.0	400.8	258.0
	$1,028.4	$994.3	$714.9
Janus International
Self Storage-New Construction	$73.2	$57.2	$51.7
Self Storage-R3	9.1	18.3	16.9
	$82.3	$75.5	$68.6
Eliminations	$(44.3)	$(50.3)	$(33.4)
Total Revenues	$1,066.4	$1,019.5	$750.1
16. Leases - Sale-Leasebacks
For the year ended January 1, 2022, the Company entered into a Sale Leaseback transaction, accounted for under ASC 840, related to a production, warehousing and distribution facility in Houston, Texas. The Company purchased the facility in September of 2021 for approximately $9.2 and incurred initial improvements of approximately $0.4 that were made prior to the facility being sold and immediately leased back to a third party for approximately $9.6 in December 2021. Due to the nature and timing of this transaction there was no gain or loss recognized by the Company for the year ended January 1, 2022.
The resulting lease entered into by the Company is for an initial term of 15 years with an option to renew for 2 additional 10 year periods. The monthly rental payments escalate each year by a market based index or a flat percentage, whichever is higher. The seller has no continuing involvement related to this transaction for the property in question.

17. Income Taxes
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
The provision for income taxes for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 includes amounts related to entities within the Company taxed as corporations in the United States of America, United Kingdom, France, Australia, and Singapore. The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. Additionally, the income tax effects of significant unusual or infrequently occurring items are recognized entirely within the period in which the event occurs.
During the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company recorded a total income tax provision of approximately $47.1 and $37.6 and $6.5 on pre-tax income of approximately $182.8 and $145.3 and $50.3 resulting in an effective tax rate of 25.8%, 25.9% and 12.9%, respectively. The effective tax rates for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, were primarily impacted by state income taxes (net of federal benefits), statutory rate differential and permanent differences.
The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with applicable accounting standards, and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards. The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws, and incorporate management’s assumptions, and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.
We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. We use our historical experience and our short-term and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, income before taxes consist of the following:

(in millions)	Year Ended
	December 30, 2023	December 31, 2022	January 01, 2022
US operations	$178.7	$140.7	$54.1
Foreign operations	4.1	4.6	(3.8)
Total	$182.8	$145.3	$50.3
Income tax expense (benefit) attributable to income from operations consists of (in millions):

	Current	Deferred	Total
Year ended December 30, 2023:
U.S. federal	$27.8	$9.5	$37.3
State and local	7.6	0.5	8.1
Foreign jurisdiction	2.2	(0.5)	1.7
Total	$37.6	$9.5	$47.1

	Current	Deferred	Total
Year ended December 31, 2022:
U.S. federal	$19.4	$9.8	$29.2
State and local	3.4	3.6	7.0
Foreign jurisdiction	1.3	0.1	1.4
Total	$24.1	$13.5	$37.6

	Current	Deferred	Total
Year ended January 1, 2022:
U.S. federal	$0.6	$4.4	$5.0
State and local	1.6	—	1.6
Foreign jurisdiction	(0.5)	0.4	(0.1)
Total	$1.7	$4.8	$6.5
Income tax expense (benefit) attributable to income from continuing operations was approximately $47.1, $37.6, and $6.5 for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively:

(in millions)	Year Ended
	December 30, 2023	December 31, 2022	January 01, 2022
Income before taxes	$182.8	$145.3	$50.3
Computed “expected” tax expense	38.4	30.5	10.6
Increase (reduction) in income taxes resulting from:
Statutory rate differential	0.2	0.4	(5.6)
Permanent difference	0.4	—	1.8
State income taxes, net of federal benefit	7.8	6.0	1.3
Change in tax rates	(1.2)	1.2	(1.4)
Change in estimate	(0.2)	0.8	0.2
Change in valuation allowance	—	(0.3)	(0.9)
Tax Credits	(0.6)	(1.3)	—
U.S. tax on foreign operations	0.9	—	—
Other, net	1.4	0.3	0.5
Total	$47.1	$37.6	$6.5
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2023 and December 31, 2022 are presented below (in millions):

	December 30, 2023	December 31, 2022
Deferred tax assets
Allowance for doubtful accounts	$1.3	$0.1
Other accrued expenses	0.9	0.6
Inventories	0.2	0.3
Leases	11.9	0.6
Tax credits carryforward	0.1	0.5
Intangibles	36.3	48.2
Stock compensation	1.5	0.8
Interest expense carryforward	0.2	0.2
Other	0.3	0.1
Total deferred tax assets	$52.7	$51.4

Deferred tax liabilities
Property and equipment	$(6.0)	$(5.7)
Prepaids	(0.7)	(0.7)
Right-of-use assets	(10.9)	—
Other	—	(0.3)
Total deferred liabilities	$(17.6)	$(6.7)
Net deferred tax asset	$35.1	$44.7

The difference between income tax expense recorded in our consolidated statements of operations and comprehensive income and income taxes computed by applying the corporate statutory federal income tax rate (21% for the years ended December 30, 2023, December 31, 2022 and January 1, 2022) to income before income tax expense is due to the fact that the majority of our income was not subject to federal income tax due to our status as a limited liability company prior to June 7, 2021. In general, only the corporate entities in our structure are subject to federal tax at 21%. The Company realized a current tax benefit of $0.2 from the utilization of state net operating loss carryforwards. We record a tax provision related to the amount of undistributed earnings of our foreign subsidiaries expected to be repatriated.

At December 30, 2023 and December 31, 2022, the Company had no net operating loss carryforwards for Federal income tax purposes which would be available to offset future federal taxable income, if any, and would not be subject to expiration. At December 30, 2023 and December 31, 2022, the Company has net operating loss carryforwards for state income tax purposes of $1.8 and $4.6 which are available to offset future state taxable income, of which $0.4 and $0.6 are subject to expiration beginning in 2030 and 2038, respectively.
In evaluating its ability to realize its net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.
ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on an income tax return. As of December 30, 2023 and December 31, 2022 there were no accrued interest and penalties associated with unrecognized tax benefits. Management believes there are no material amounts of tax positions for which there is uncertainty as of December 30, 2023 and December 31, 2022. There are no changes expected in the next 12 months.
Management of Janus is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. For the years before 2019, the Company is no longer subject to U.S. federal tax examinations, and for the years before 2018, the Company is no longer subject to U.S. or state income tax examinations. For the years before 2018, the Company is no longer subject to examination by the United Kingdom, French, Australia, and Singapore taxing authorities in those jurisdictions.
18. Net Income Per Share
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
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 7, 2021 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the year ended January 1, 2022, dilutive potential common shares include stock purchase warrants and contingently issuable shares attributable to the earn-out consideration. Dilutive EPS excludes private placement warrants as the impact is antidilutive. For the year ended December 31, 2022 and December 30, 2023, dilutive potential common shares include stock options and unvested restricted stock units. Dilutive EPS excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

(in millions)	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Numerator:
Net income attributable to common stockholders	$135.7	$107.7	$43.8
Denominator:
Weighted average number of shares:
Basic	146,782,101	146,606,197	107,875,018
Adjustment for dilutive securities	99,956	116,669	1,102,793
Diluted	146,882,057	146,722,866	108,977,811
Basic net income per share attributable to common stockholders	$0.92	$0.73	$0.41
Diluted net income per share attributable to common stockholders	$0.92	$0.73	$0.40

19. Segments Information
The Company operates its business and reports its results through two geographic-based reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. The operating segments within the two reporting segments share similar economic characteristics, such as economic policies, trade policies and overall economic conditions, and also similar in the areas such as the nature of products and services, production processes, type of customers and distribution processes. The Janus International reportable segment is comprised of JIE with its production and sales located largely in Europe. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door and Steel Door Depot.
This segment reporting structure aligns with how the Chief Operating Decision Maker (CODM) assesses the Company’s performance and allocates resources. The Company’s Chief Executive Officer and Chief Financial Officer, identified as the CODM, currently make key operating decisions based on financial information and allocate resources at the consolidated company level. The CODM’s direct reports are not responsible for the financial performance of any specific product line, sales channel, geographies or divisions and are all working across multiple markets, and have no individual authority to allocate resources or make key operating and strategic decisions for the Company. The CODM regularly reviews operating segments’ financial operating results to make resource allocation decisions.
Summarized financial information for the Company’s segments is shown in the following tables:

(in millions)	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Revenue
Janus North America	$1,028.4	$994.3	$714.9
Janus International	82.3	75.5	68.6
Eliminations	(44.3)	(50.3)	(33.4)
Consolidated Revenue	$1,066.4	$1,019.5	$750.1
Income From Operations
Janus North America	$238.2	$183.2	$95.9
Janus International	7.8	4.4	(3.6)
Eliminations	(0.3)	(0.1)	—
Total Segment Operating Income	$245.7	$187.5	$92.3
Depreciation Expense
Janus North America	$8.3	$7.1	$6.0
Janus International	1.0	0.8	0.5
Consolidated Depreciation Expense	$9.3	$7.9	$6.5
Amortization of Intangible Assets
Janus North America	$28.4	$28.4	$30.1
Janus International	1.4	1.3	1.5
Consolidated Amortization Expense	$29.8	$29.7	$31.6
Capital Expenditures
Janus North America	$15.4	$7.7	$16.2
Janus International	3.6	1.1	3.7
Consolidated Capital Expenditures	$19.0	$8.8	$19.9

	December 30, 2023	December 31, 2022
Property, Plant and Equipment, Net
Janus North America	$46.3	$37.9
Janus International	6.1	4.2
Consolidated Property, Plant and Equipment, Net	$52.4	$42.1

Identifiable Assets
Janus North America	$1,280.0	$1,209.9
Janus International	70.0	60.7
Consolidated Assets	$1,350.0	$1,270.6
Assets held at all foreign locations, including foreign operations within the Janus North America segment, were approximately $70.5 and $61.1 as of December 30, 2023 and December 31, 2022, respectively. Revenues earned at foreign locations totaled approximately $82.3, $75.5 and $68.6 for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

20. Commitments and Contingencies
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $0.2 as of December 30, 2023 and December 31, 2022. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $0.5 and $0.4 as of December 30, 2023, and December 31, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $0.3 as of December 30, 2023 and December 31, 2022. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $2.4 and $2.1 as of December 30, 2023 and December 31, 2022, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these consolidated financial statements.
Unconditional Purchase Obligations

The Company has entered into certain unconditional purchase obligation with steel suppliers. Those agreements are non-cancellable and specify terms including fixed minimum quantities to be purchased, price provisions and the terms of payment. We enter into these unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. As of December 30, 2023, unconditional purchase obligations were $5.7. Management expects to remit the $5.7 of unconditional purchase obligations related to the supply contracts in the fiscal year 2024.
21. Subsequent Events
For the consolidated financial statements as of December 30, 2023, the Company has evaluated subsequent events through the issuance date of the financial statements.
On February 28, 2024, the Company announced that the Board of Directors has authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 30, 2023, our management team concluded that our disclosure controls and procedures were effective.
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
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 30, 2023.
BDO USA, P.C., the Company’s independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting as of December 30, 2023, which appears in this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weaknesses in Internal Control
As previously disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that two material weaknesses in our internal control over financial reporting existed as of December 31, 2022. These material weaknesses related to General Information Technology Controls and Revenue.
In response to the material weakness referred to above, with the oversight of the Audit Committee of our Board of Directors, we implemented the following changes to our internal control over financial reporting.
•General Information Technology Controls - During 2023, the Company has designed and implemented controls to monitor user access and segregation of duties in a timely manner to key information systems used in the financial reporting process. Additionally, management designed and implemented detective monitoring processes and review for unauthorized activity.
•Revenue - As part of the financial statement close process, management: 1) designated and implemented controls for the review of the job completion progress on open installation projects; 2) designed and implemented management review controls over the stand-alone selling price on contracts with multiple performance obligations; and 3) designed and implemented controls over cutoff for certain point-in-time revenue and maintained adequate documentation of controls which ensure the proper cutoff for point in time revenue.

Management has determined that the remediation actions discussed above were effectively designed, implemented, and operated effectively for a sufficient period of time to enable management to conclude that the previously disclosed material weaknesses related to General Information Technology Controls and Revenue process have been remediated as of December 30, 2023.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (internal Controls)

Shareholders and Board of Directors
Janus International Group, Inc.
Temple, Georgia

Opinion on Internal Control over Financial Reporting
We have audited Janus International Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2023, and December 31, 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and our report dated February 28, 2024, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.
Atlanta, Georgia
February 28, 2024

Item 9B.    OTHER INFORMATION
Equity Trading Plan Elections
During the Company’s fiscal quarter ended December 30, 2023, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K."
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company expects to file with the SEC in April 2024 (and, in any event, not later than 120 days after the close of the Company’s last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on June 24, 2024 (the “Annual Meeting”), which involves the election of directors.

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting, pursuant to General Instruction G(3).

The Company has adopted a code of ethics entitled “Code of Ethics” that applies to the Company’s directors, officers, and employees (including its principal executive officer, principal financial officer, and principal accounting officer). We have posted our Code of Ethics on our website (https://ir.janusintl.com/governance/governance-documents) and will post on such website any amendments to, or waivers from, a provision of the Code of Ethics applying to an executive officer or director when required by applicable SEC and NYSE rules and regulations.

Executive Officers and Board of Directors

The following table sets forth the name, age (as of February 23, 2024), and title of the persons that serve as our executive officers and directors:

Name	Age	Title
Ramey Jackson	50	Chief Executive Officer, Director
Anselm Wong	51	EVP and Chief Financial Officer
David Vanevenhoven	40	Chief Accounting Officer
Morgan Hodges	59	Executive Vice President
Vic Nettie	56	Vice President of Manufacturing
Peter Frayser	39	Chief Commercial Officer
Rebecca Castillo	50	Vice President of Human Resources
Elliot Kahler	33	General Counsel
Roger Fradin	70	Chair of the Board
David Doll	65	Director
Xavier Gutierrez	50	Director
Thomas Szlosek	60	Director
Heather Harding	55	Director
Tony Byerly	57	Director
Joseph F. Hanna	61	Director
Eileen M. Youds	66	Director

Executive Officers

Ramey Jackson has served as a director and the Chief Executive Officer of the Company since the effective time of the Business Combination in June 2021. Mr. Jackson has been with Janus for over 20 years, having joined the company in 2002 when Janus was founded. Prior to Janus, Mr. Jackson was a sales executive for Doors and Building Components, Inc. and prior to that, a sales and marketing executive with Atlas Door and GA Power.

Anselm Wong has served as EVP and Chief Financial Officer of the Company since July 2022. Prior to Janus, Mr. Wong served as CFO for GE Digital and Deputy CFO for Resideo Technologies. Prior to that, Mr. Wong spent 20 years at Honeywell, having most recently served as VP of Finance & Spin Leader. In this role, he led the spinoff of the Honeywell Homes Business (Resideo) in ten months, separating 250+ legal entities, 17 ERP systems and numerous shared locations that included 17 factories, and hundreds of sales and back office locations throughout the globe. Mr. Wong holds a Bachelor of Commerce degree from University of Toronto in Ontario, Canada and is a CPA as well. He is Six Sigma Green Belt Certified.

David Vanevenhoven has served as Chief Accounting Officer since February 2023. He brings an extensive background in technical accounting, financial reporting, integration of mergers and acquisitions, and back-office process improvement primarily within the manufacturing and industrial sector. Mr. Vanevenhoven joined Janus from Mirion Technologies (NYSE: MIR), where he served as the Global Controller from June 2019 until February 2023, and helped the company through numerous domestic and international transactions, including a successful SPAC transaction to become a publicly traded company. Prior to Mirion, Mr. Vanevenhoven worked for Fleet Farm, a KKR-owned portfolio company, from October 2016 until June 2019. Mr. Vanevenhoven began his career in public accounting where he became a Senior Manager at KPMG, serving private and public companies in the manufacturing sector. He is also a licensed CPA, and holds a bachelors degree in Accounting from the University of Wisconsin Eau-Claire.

Morgan Hodges has served as Executive Vice President of the Company since the effective time of the Business Combination in June 2021. Mr. Hodges has been with Janus since its inception in 2002. Prior to Janus, Mr. Hodges operated an independent company, CES, which specialized in self-storage construction and prior to that was an estimating executive at Doors and Building Components, Inc.

Vic Nettie has served as Vice President of Manufacturing of the Company since the effective time of the Business Combination in June 2021. Mr. Nettie has been with Janus since its inception in 2002. Prior to Janus, Mr. Nettie was the Manufacturing and Operations Manager for Doors and Building Components, Inc. Mr. Nettie has been involved in the construction of self-storage facilities, in multiple facets, since the late 1980’s. Mr. Nettie is a graduate of Michigan State University with a degree in Materials and Logistics Management with an emphasis in Operations.

Peter Frayser serves as Chief Commercial Officer of the Company. Before serving in his current role, Mr. Frayser served as Vice President of Sales and Estimating and served in positions of increasing responsibility since joining Janus in 2016. Prior to Janus, Mr. Frayser worked in real estate development in Valencia, Spain, and later in the international sports industry with the MLB and the NBA in New York City. Mr. Frayser has bachelor’s degrees in International Business and Spanish from the University of Georgia and a master’s degree in International Trade from the University of Castilla La Mancha (Spain).

Rebecca Castillo serves as the Vice President of Human Resources at the Company. Ms. Castillo joined the Company in 2016 as Director of Human Resources. In September 2022, Ms. Castillo was promoted to Vice President of Human Resources. Prior to joining Janus’s team, Ms. Castillo most recently served as a Regional Human Resources Manager where she led the employee relations and compliance functions for a major landscaping firm. Ms. Castillo received her bachelor’s degree in Business Administration from Mercer University’s Stetson School of Business and Economics where she graduated cum laude.

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

Directors

Roger Fradin has served as a director of the Company since the effective time of the Business Combination in June 2021 and was appointed Chair of the Board in December 2023. Mr. Fradin has over 40 years of experience acquiring, building, and leading a diverse set of industrial businesses. Mr. Fradin began his career at Pittway Corporation where he held a variety of roles of increasing responsibility, including President and Chief Executive Officer of the Security and Fire Solutions segment, and helped lead an entrepreneurial team which transformed Pittway into a $2 billion world leader in electronic security and fire systems. In 2000, Pittway was acquired by Honeywell International Inc. (NYSE: HON), or Honeywell. Shortly thereafter, Mr. Fradin assumed the role of President and Chief Executive Officer of Honeywell Automation and Control Solutions, or ACS. In this role, Mr. Fradin transformed ACS from a business with $7 billion in sales in 2003 focused predominantly on the U.S. market to a $17 billion in sales (as of 2014) global business leader in the development and manufacture of environmental controls, life safety products, and building and process solutions. From 2000 to 2017, Mr. Fradin oversaw, directed, and integrated the acquisition of 60 companies at Honeywell, aggregating billions of dollars in deal value. Mr. Fradin’s strategy and execution for ACS helped create more than $85 billion of value to Honeywell’s shareholders. During his tenure at Honeywell, Mr. Fradin also served as Vice Chairman of Honeywell where he was responsible for acquisition strategy for all of Honeywell. After retiring from Honeywell, Mr. Fradin was named Chairman of Resideo Technologies, Inc. (NYSE: REZI), or Resideo, a leading provider of home comfort and security solutions. At Resideo, Mr. Fradin recruited the Chief Executive Officer, senior management team, and board of directors as well as installed all public company board processes and procedures. In addition to Resideo, Mr. Fradin currently sits on the boards of L3Harris Technologies Inc. (NYSE: LHX) and Vertiv Group Corp. (NYSE: VTV). Mr. Fradin also currently serves as Advisor to MSC Industrial Direct Co., Inc. (NYSE: MSM), or MSC, and as Chairman of Victory Innovation, a Carlyle Group company. Mr. Fradin formerly served on the boards of Pitney Bowes Inc. (NYSE: PBI) and GS Acquisition Holdings Corp. (NYSE: GSAH) and several of The Carlyle Group’s, or Carlyle, portfolio companies in his capacity as a Carlyle Operating Executive. Mr. Fradin holds a B.S. and M.B.A. from The Wharton School at the University of Pennsylvania.

David Doll has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Doll is a seasoned executive in the self-storage industry. From 2005 through 2017, Mr. Doll was the President of Real Estate for Public Storage Inc., the world’s largest owner and operator of self-storage facilities. Prior to Public Storage, Mr. Doll was with Westfield Corporation, an international shopping center developer, owner and operator. Mr. Doll graduated from the Ross School of Business at the University of Michigan with a bachelor’s degree in business administration and a major in accounting.

Xavier A. Gutierrez has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Gutierrez is President and Chief Executive Officer of the Arizona Coyotes Hockey Club, overseeing all business operations, strategic planning, significant organizational decision-making, and government relations for the club, where he has served since June 2020. Mr. Gutierrez is the first Latino President and CEO in the history of the National Hockey League. Prior to the Coyotes, from June 2017 to June 2020, Mr. Gutierrez was a Managing Director at Clearlake Capital Group, and prior to that, from 2010 to June 2017, Chief Investment Officer of Meruelo Group and Principal & Managing Director with Phoenix Realty Group from 2003 to 2010. Mr. Gutierrez has also held positions with Latham & Watkins, Lehman Brothers and the National Football League. Mr. Gutierrez currently serves on the board of directors of

Commercial Bank of California (CBC). He also serves on the Board and Investment Committee for the Arizona Community Foundation (ACF), the Aspen Institute Latinos & Society Program Advisory Board, the Pro Sports Assembly Advisory Board, the Board of the National Association of the Investment Companies, and the Hispanic Scholarship Fund Advisory Council. Mr. Gutierrez previously served as a voting member of the US Securities Exchange Commission Advisory Committee on Small and Emerging Companies and previously served on the board of directors of several organizations including Sizmek, Inc. (formerly NASDAQ: SZMK), the Investment Committee of the California Community Foundation, and the US Hispanic Chamber of Commerce. Mr. Gutierrez graduated cum laude from Harvard University, where he received a Bachelor of Arts in Government. He received his Doctor of Jurisprudence from Stanford Law School.

Thomas A. Szlosek has served as a director of the Company since the effective time of the Business Combination in June 2021. Mr. Szlosek is Executive Vice President and Chief Financial Officer of AutoNation (NYSE: AN). Mr. Szlosek currently serves on the board of directors of RXO, Inc. (NYSE: RXO). He joined AutoNation in August 2023, having served as Executive Vice President and Chief Financial Officer of Avantor (NYSE: AVTR) from December 2018 to August 2023. Prior to joining Avantor, he spent 14 years with Honeywell, including the last five years as Chief Financial Officer. Mr. Szlosek also spent eight years with GE Corporation, including three years as the CFO for GE Medical Systems, based in Asia, and two years as the CFO for GE Consumer Finance, based in Ireland. He is a Certified Public Accountant and graduated from The State University of New York at Geneseo.

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

Tony Byerly has served as a director of the Company since December 2023. Mr. Byerly currently serves as Global President of Securitas Technology and Chief Executive Officer of Securitas Technology Corporation, where he has worked since 2016. Mr. Byerly has over 30 years of senior leadership and security experience and has held positions of increasing responsibility in global security companies. Before serving in his current role at Securitas Technology, Byerly was the Executive Vice President of Global Security for Diebold Incorporated where he led global strategy efforts and the successful divestiture of the North America business to Securitas in 2016. Prior to that, Mr. Byerly served as President and Chief Operating Officer at Stanley Security as part of Stanley Black & Decker. Mr. Byerly received a Bachelor of Arts Degree in Social Science and Business from Eureka College.

Joseph F. Hanna has served as a director of the Company since December 2023. Mr. Hanna currently serves as Chief Executive Officer of McGrath RentCorp (Nasdaq: MGRC), a leading business-to-business rental company. Mr. Hanna has served as Chief Executive Officer since 2017. Before serving in his current role at McGrath, Mr. Hanna served as Chief Operating Officer and served in positions of increasing responsibility since 2003. Before joining McGrath, Mr. Hanna served as an artillery officer in the United States Army following his graduation from West Point. Mr. Hanna received a Bachelor of Science Degree in Electrical Engineering from the U.S. Military Academy.

Eileen M. Youds has served as a director of the Company since December 2023. Ms. Youds most recently served as Chief Technology/Information Officer at Global Infrastructure Partners, an independent infrastructure private equity company that invests in high quality assets in the energy, transport and water/waste sectors, where she worked since 2012. Ms.Youds also serves on the boards on a range of corporate, educational and civic organizations, including CyrusOne, the University of Northern Iowa, and the University of St. Thomas. She has over 30 years of senior leadership and technology experience and has held positions of increasing responsibility in multi-billion dollar companies, including Pearson Vue and Honeywell. Ms. Youds completed a Management Executive Program from the Carlson School of Business at the University of Minnesota and holds a Masters of Arts Degree in Math/Computer Science and a Bachelor of Arts Degree in Chemistry/Mathematics from the University of Northern Iowa.

Item 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting, pursuant to General Instruction G(3).

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting, pursuant to General Instruction G(3).

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting, pursuant to General Instruction G(3).

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 shall be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934. The information required by this Item 14, except as set forth in this Item 14, is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting, pursuant to General Instruction G(3).
The table below sets forth the aggregate fees billed by BDO USA, P.C, our independent registered public accounting firm, for services rendered for each of the last two fiscal years:

(in millions)	2023	2022
Audit Fees(1)	$2.3	$1.9
Audit-Related Fees(2)	—	0.1
Tax Fees(3)	0.2	—
Total	$2.5	$2.0
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
(3) Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the plan and scope of our independent registered public accounting firm’s audit, audit‑related, tax, and other services. During 2023, all Audit Fees were pre-approved by the Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIALS STATEMENT SCHEDULES

a.Listing of Documents

1.The financial statements of Janus International Group, Inc. filed as a part of this 2023 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on page 46 . All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.

2.The financial statements required to be filed pursuant to Item 15 of Form 10-K are: [None.]

3.The following exhibits are filed as part of this 2023 Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated December 21, 2020, by and among Juniper Industrial Holdings, Inc., Janus Parent, Inc., Janus Midco, LLC, Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC and the other parties named therein.	10-K	2.1	March 29, 2023
2.2	First Amendment to Business Combination Agreement, dated April 6, 2021, by and among Juniper Industrial Holdings, Inc., Janus Midco, LLC, Cascade GP, LLC and the other parties named therein.	10-K	2.2	March 29, 2023
3.1	Amended and Restated Certificate of Incorporation of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021.	8-K	3.1	June 11, 2021
3.2	Amended and Restated Bylaws of Janus International Group, Inc.	8-K	3.1	February 1, 2024
4.1*	Description of Janus International Group, Inc.’s Securities	10-K
4.2	Warrant Agreement, dated June 7, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc.	8-K	4.3	June 11, 2021
4.3	Warrant Agreement, dated July 15, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc.	10-K	4.3	March 29, 2023
10.1	Letter Agreement, dated November 7, 2019, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc.	8-K	10.4	November 13, 2019
10.2	Letter Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc.	8-K	10.1	June 11, 2021
10.3	Registration and Stockholder Rights Agreement, dated November 13, 2019, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc.	8-K	10.3	November 13, 2019
10.4	Registration and Stockholder Rights Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc.	8-K	10.2	June 11, 2021
10.5	Form of PIPE Subscription Agreement.	10-K	10.5	March 29, 2023
10.6	Sponsor Lock-Up Agreement, dated June 7, 2021, by and among Janus Parent, Inc. and the other parties named therein.	8-K	10.4	June 11, 2021

10.7	Investor Rights Agreement, dated June 7, 2021, by and among Janus International Group, Inc., Juniper Industrial Sponsor LLC and the other parties named therein.	8-K	10.5	June 11, 2021
10.8	Form of Indemnity Agreement.	10-K	10.8	March 29, 2023
10.9	First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.1	September 29, 2021
10.1	Incremental Amendment No. 1, dated as of March 1, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.2	September 29, 2021
10.11	Incremental Amendment No. 2, dated as of August 12, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.3	September 29, 2021
10.12	Amendment No. 3, dated as of February 5, 2021 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.4	September 29, 2021
10.13	Incremental Amendment No. 4, dated as of August 18, 2021 to that certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.5	September 29, 2021
10.14	ABL Credit and Guarantee Agreement, dated as of February 12, 2018, by and among, Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto.	8-K	10.6	September 29, 2021
10.15	Amendment Number One to ABL Credit and Guarantee Agreement, dated as of May 28, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto and the other parties thereto.	8-K	10.7	September 29, 2021
10.16	Amendment Number Two to ABL Credit and Guarantee Agreement, dated as of August 18, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto.	8-K	10.8	September 29, 2021
10.17	Transition and Separation Agreement, dated as of June 22, 2022, by and between Janus International Group, Inc. and Scott Sannes.	8-K	10.1	June 23, 2022
10.18	Offer Letter, dated as of June 16, 2022, by and between Janus International Group, Inc. and Anselm Wong.	8-K	10.2	June 23, 2022
10.19+	Janus International Group, Inc. 2021 Omnibus Incentive Plan.	S-8	10.1	August 13, 2021
10.20+	Form of Restricted Stock Unit Agreement (Directors).	10-K	10.10	March 15, 2022
10.21+	Form of Restricted Stock Unit Agreement (Non-Executive Employees).	10-K	10.21	March 29, 2023
10.22+	Form of Restricted Stock Unit Agreement (Executives)	10-K	10.22	March 29, 2023
10.23+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement	10-K	10.23	March 29, 2023
10.24+	Form of Stock Option Grant Notice	10-K	10.24	March 29, 2023
10.25	Amendment Number Three to ABL Credit and Guarantee Agreement, dated as of April 10, 2023, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto and the other parties thereto.	8-K	10.1	April 12, 2023
10.26	Open Market Sale Agreement, dated as of May 15, 2023, by and among Janus International Group, Inc., Clearlake Capital Partners IV (AIV-Jupiter), L.P., Clearlake Capital Partners IV (Offshore), L.P., Clearlake Capital Partners IV (AIV-Jupiter) USTE, L.P., Clearlake Capital Partners V, L.P., Clearlake Capital Partners V (Offshore), L.P., Clearlake Capital Partners V (USTE), L.P. and Jefferies LLC.	8-K	10.1	May 15, 2023

10.27	Amendment No. 5 to that certain First Lien Credit and Guarantee Agreement, dated as of June 20, 2023, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.1	June 23, 2023
10.28	Amendment No. 6 to that certain First Lien Credit and Guarantee Agreement, dated as of August 3, 2023, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.1	August 4, 2023
10.29	ABL Credit and Guarantee Agreement, dated as of August 3, 2023, by and among, Janus International Group, LLC, JPMorgan Chase Bank, N.A., and the other parties thereto.	8-K	10.2	August 4, 2023
21.1*	Subsidiaries of Janus International Group, Inc.
23.1*	Consent of BDO USA, P.C., independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page hereto).
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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS^	Inline XBRL Instance Document.
101.SCH^	Inline XBRL Taxonomy Extension Schema Document.
101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104^	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date:	February 28, 2024	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Executive Vice President and Chief Financial Officer

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

Name	Position	Date
/s/ Ramey Jackson	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Ramey Jackson
/s/ Anselm Wong	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Anselm Wong
/s/ David Vanevenhoven	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
David Vanevenhoven
/s/ Roger Fradin	Chairman	February 28, 2024
Roger Fradin
/s/ Tony Byerly	Director	February 28, 2024
Tony Byerly
/s/ David Doll	Director	February 28, 2024
David Doll
/s/ Joseph F. Hanna	Director	February 28, 2024
Joseph F. Hanna
/s/ Xavier A. Gutierrez	Director	February 28, 2024
Xavier A. Gutierrez
/s/ Eileen M. Youds	Director	February 28, 2024
Eileen M. Youds

/s/ Thomas A. Szlosek	Director	February 28, 2024
Thomas A. Szlosek
/s/ Heather Harding	Director	February 28, 2024
Heather Harding