Form 10-Q
period 2024-03-30
Janus International Group, Inc.
filed 2024-05-09
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, 145,978,142 shares of the Registrant’s common stock were outstanding.

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
•the possibility that our long-lived assets and other assets, including inventory, property, plant, and equipment, intangibles, and investments in unconsolidated affiliates may become impaired;
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
•the possibility of political instability, war or acts of terrorism in any of the countries where we operate; and
•other risks detailed from time to time in our filings with the SEC, press releases, and other communications, including those set forth under “Risk Factors” included in our 2023 Annual Report on Form 10-K for the year ended December 30, 2023, and in the documents incorporated by reference herein and therein.

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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(dollar amounts in millions, except share and per share data - Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current Assets
Cash	$178.4	$171.7
Accounts receivable, less allowance for credit losses of $4.1 and $3.6, at March 30, 2024 and December 30, 2023, respectively	192.0	174.1
Contract assets	35.4	49.7
Inventories	51.1	48.4
Prepaid expenses	9.7	8.4
Other current assets	6.5	10.8
Total current assets	$473.1	$463.1
Right-of-use assets, net	49.9	50.9
Property, plant and equipment, net	54.0	52.4
Intangible assets, net	367.7	375.3
Goodwill	368.4	368.6
Deferred tax asset, net	34.3	36.8
Other assets	2.6	2.9
Total assets	$1,350.0	$1,350.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61.1	$59.8
Contract liabilities	29.7	26.7
Current maturities of long-term debt	7.3	7.3
Accrued expenses and other current liabilities	62.1	80.3
Total current liabilities	$160.2	$174.1
Long-term debt, net	606.4	607.7
Deferred tax liability, net	1.7	1.7
Other long-term liabilities	46.3	46.9
Total liabilities	$814.6	$830.4
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 147,059,095 and 146,861,489 shares issued at March 30, 2024 and December 30, 2023, respectively	$—	$—
Treasury stock, at cost, 1,111,882 and 34,297 shares as of March 30, 2024 and December 30, 2023, respectively	(16.6)	(0.4)
Additional paid-in capital	290.9	289.0
Accumulated other comprehensive loss	(3.5)	(2.9)
Retained earnings	264.6	233.9
Total stockholders’ equity	$535.4	$519.6
Total liabilities and stockholders’ equity	$1,350.0	$1,350.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in millions, except share and per share data - Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
REVENUES
Product revenues	$215.1	$215.4
Service revenues	39.4	36.5
Total Revenues	$254.5	$251.9
Product cost of revenues	114.7	124.4
Service cost of revenues	29.4	27.6
Cost of Revenues	$144.1	$152.0
GROSS PROFIT	$110.4	$99.9
OPERATING EXPENSES
Selling and marketing	17.6	14.8
General and administrative	37.3	34.1
Operating Expenses	$54.9	$48.9
INCOME FROM OPERATIONS	$55.5	$51.0
Interest expense	(14.4)	(16.0)
Other income, net	0.1	—
INCOME BEFORE TAXES	$41.2	$35.0
Provision for Income Taxes	10.5	9.0
NET INCOME	$30.7	$26.0
Other Comprehensive (Loss) Income	$(0.6)	$0.7
COMPREHENSIVE INCOME	$30.1	$26.7

Weighted-average shares outstanding, basic and diluted (Note 13)
Basic	146,604,142	146,703,894
Diluted	147,046,212	146,751,901
Net income per share, basic and diluted (Note 13)
Basic	$0.21	$0.18
Diluted	$0.21	$0.18
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollar amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	146,703,894	$—	—	$—	$281.9	$(4.8)	$98.2	$375.3
Issuance of restricted units	—	—	58,790	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(18,520)	—	18,520	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.7	—	0.7
Net income	—	—	—	—	—	—	—	—	26.0	26.0
Balance as of April 1, 2023	—	$—	146,744,164	$—	18,520	$(0.2)	$283.7	$(4.1)	$124.2	$403.6

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
Repurchase of common shares			(1,019,889)		1,019,889	(15.3)				(15.3)
Issuance of restricted units	—	—	163,309	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(57,696)	—	57,696	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	—	—	—	—	30.7	30.7
Balance as of March 30, 2024	—	$—	145,947,213	$—	1,111,882	$(16.6)	$290.9	$(3.5)	$264.6	$535.4
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollar amounts in millions - Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023

Cash Flows Provided By Operating Activities
Net income	$30.7	$26.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	2.8	2.2
Noncash lease expense	1.7	1.5
Provision (reversal) for inventory obsolescence	0.2	(0.3)
Amortization of intangibles	7.4	7.4
Deferred income taxes	2.5	—
Deferred finance fee amortization	0.5	1.3
Provision for losses on accounts receivable	0.5	0.1
Share-based compensation	1.9	1.8
Changes in operating assets and liabilities
Accounts receivable	(18.4)	5.8
Contract assets	14.3	(1.6)
Prepaid expenses and other current assets	3.0	9.7
Inventories	(2.9)	3.3
Other assets	0.3	—
Accounts payable	1.5	6.2
Contract liabilities	3.0	(3.3)
Accrued expenses and other current liabilities	(18.9)	(8.5)
Other long-term liabilities	(1.5)	(1.4)
Net Cash Provided By Operating Activities	$28.6	$50.2
Cash Flows Used In Investing Activities
Purchases of property, plant, and equipment	$(4.6)	$(6.1)
Cash paid for acquisitions, net of cash acquired	—	(1.0)
Net Cash Used In Investing Activities	$(4.6)	$(7.1)
Cash Flows Used In Financing Activities
Principal payments on long-term debt	$(1.6)	$(52.0)
Principal payments under finance lease obligations	(0.2)	(0.1)
Repurchase of common shares	(15.3)	—
Net Cash Used In Financing Activities	$(17.1)	$(52.1)
Effect of exchange rate changes on cash	$(0.2)	$0.2
Net Increase (decrease) in Cash	$6.7	$(8.8)
Cash, Beginning of Period	$171.7	$78.4
Cash, End of Period	$178.4	$69.6
Supplemental Cash Flows Information
Interest paid	$18.8	$14.5
Income taxes paid	$0.9	$0.2
Cash paid for operating leases included in operating activities	$2.1	$2.0
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1.0	$—
Right-of-use assets obtained in exchange for finance lease obligations	$—	$1.1
RSU shares withheld included in accrued employee taxes	$0.9	$0.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Nature of Operations
Janus International Group, Inc. is a holding company incorporated in Delaware. References to “Janus,” “Group,” “Company,” “we,” “our” or “us” refer to Janus International Group, Inc. and its consolidated subsidiaries. The Company is a global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions. The Company provides roll up and swing doors, hallway systems, and relocatable storage “MASS” (Moveable Additional Storage Structures) units, among other solutions, and works with its customers throughout every phase of a project by providing solutions including facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities. Additionally, the Company provides facility and door automation and access control technologies.
The Company is headquartered in Temple, GA with operations in the United States of America (“United States”) (“U.S.”), United Kingdom (“U.K.”), Australia, France, and Poland. The Company provides products and services through its two operating and reportable segments which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (U.K.) (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (Janus Door”) and Steel Door Depot.com (“Steel Door Depot”), LLC. The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.
The dollar amounts in the notes are shown in millions of dollars and rounded to the nearest million, unless otherwise noted, except for share and per share amounts.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the applicable rules and regulations of the SEC. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 30, 2024, and its results of operations, including its comprehensive income and stockholders’ equity for the three month periods ended March 30, 2024 and April 1, 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but may not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K, for the year ended December 30, 2023.
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

Prior Period Financial Statement Correction of Immaterial Error
Subsequent to the issuance of the fiscal year 2022 Form 10-K consolidated financial statements, an immaterial error was identified relating to certain contracts that were recognized as revenue based on two performance obligations, but it was subsequently determined that the performance obligations were not distinct within the context of the contract with the customer. The correction of this immaterial error led to a presentation change on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income and in Footnote 11 to the Unaudited Condensed Consolidated Financial Statements for the three month period ended April 1, 2023, as illustrated in the table below. The Company has corrected this immaterial error and prior year revenues are derived from previously issued financial statements. Accordingly, we have revised previously reported financial information for such immaterial error, as previously disclosed in our Form 10-K for the year ended December 30, 2023 and our Quarterly Reports for the three month periods ended July 1, 2023 and September 20, 2023, on Form 10-Q under the heading “Prior Period Financial Statement Correction of Immaterial Error.”A summary of revisions to certain previously reported financial information presented herein for comparative purposes. These presentation changes had no effect on our previously reported results of operations or retained earnings.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of correcting the immaterial error in the Unaudited Condensed Consolidated Financial Statement for the three month period ended April 1, 2023 is shown in the following table:

	As previously reported	Correction	As adjusted
Condensed Consolidated Statement of Operations and Comprehensive Income
Three Months Ended April 1, 2023
Product revenues	$209.7	$5.7	$215.4
Service revenues	42.2	(5.7)	36.5
	$251.9	$—	$251.9
Three Months Ended April 1, 2023
Product cost of revenues	$120.1	$4.3	$124.4
Service cost of revenues	31.9	(4.3)	27.6
	$152.0	$—	$152.0

Footnote 11. Revenue Recognition
Reportable Segments by Timing of Revenue Recognition
Three Months Ended April 1, 2023
Janus North America
Product revenues transferred at a point in time	$204.4	$(34.8)	$169.6
Product revenues transferred over time	—	32.9	32.9
Services revenues transferred over time	33.8	(5.8)	28.0
	$238.2	$(7.7)	$230.5
Eliminations	(7.9)	7.7	(0.2)
	$230.3	$—	$230.3
Use of Estimates in the Consolidated Financial Statements
The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, inventory basis adjustments, the fair value of assets and liabilities related to acquisitions, the derivative warrant liability, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill, and assumptions used in the accounting for business combinations.
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
The fair value of cash, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt approximates its carrying amount as of March 30, 2024 and December 30, 2023 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin. To estimate the fair value of the Company’s debt, which consists of the First Lien Term Loan and the Revolving Credit

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Facility, the Company utilized fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy (see Notes 7 and 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of the Company’s debt).
Significant Accounting Policies
The Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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
The activity for the allowance for credit losses during the three month period ended March 30, 2024 and April 1, 2023, is as follows:

Balance at December 31, 2022	$4.6
Write-offs	—
Provision for expected credit losses, net	0.1
Balance at April 1, 2023	$4.7

Balance at December 30, 2023	$3.6
Write-offs	—
Provision for expected credit losses, net	0.5
Balance at March 30, 2024	$4.1
Product Warranties
The Company records a liability for product warranties at the time of the related sale of goods. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect the Company's warranty liabilities. If actual costs differ from estimated costs, the Company must make a revision to the warranty liability. Generally, the Company offers warranties ranging between one and three years for our products with the exception of warranties for roofing at one of our business units, where we offer warranties of up to 10 years.

The activity related to product warranty liabilities recorded in Accrued expenses and other current liabilities during the three month period ended March 30, 2024 and April 1, 2023, is as follows:

Balance at December 31, 2022	$0.9
Aggregate changes in the product warranty liability	0.3
Balance at April 1, 2023	$1.2

Balance at December 30, 2023	$2.3
Aggregate changes in the product warranty liability	0.1
Balance at March 30, 2024	$2.4

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of March 30, 2024, no customer accounted for more than 10% of the accounts receivable balance or more than 10% of revenues.
Segments
The Company manages its operations through two operating and reportable segments: Janus North America and Janus International. These segments align the Company’s products and service offerings based on the geographic location between North America and International locations, which is consistent with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 15, Segments Information, for further detail.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
On January 1, 2023, the Company adopted ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805, Business Combinations (Topic 805), to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Janus will be applying the pronouncement prospectively to business combinations occurring on or after the adoption date.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance, ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. Effective April 2, 2023, the Company transitioned its credit agreements from LIBOR to the SOFR. The Company adopted this guidance prospectively on April 2, 2023, and the adoption did not have a material impact on the Consolidated Condensed Financial Statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023. We are assessing the effect of this update on our consolidated financial statements and believe the adoption of this standard could add material additional segment disclosures.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
3. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs (that approximate actual cost) determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced by the
Company are capitalized into inventories. The major components of inventories as of March 30, 2024 and December 30, 2023 are as follows:

	March 30, 2024	December 30, 2023
Raw materials	$35.1	$31.0
Work-in-process	0.9	1.4
Finished goods	15.1	16.0
Inventories	$51.1	$48.4
4. Property, Plant, and Equipment
Property, plant, and equipment as of March 30, 2024 and December 30, 2023 are as follows:

	Useful Life	March 30, 2024	December 30, 2023
Land	Indefinite	$4.5	$4.5
Building	39 years	2.5	2.5
Manufacturing machinery and equipment	3-7 years	43.2	43.5
Leasehold improvements	Over the shorter of the lease term or respective useful life	11.9	11.4
Computer and software	3 years	15.2	14.5
Furniture and fixtures, and vehicles	3-7 years	5.5	4.9
Construction in progress	—	8.9	6.2
		$91.7	$87.5
Less: accumulated depreciation		(37.7)	(35.1)
		$54.0	$52.4
Depreciation expense included in cost of revenues, was approximately $1.8 and $1.7 for the three month periods ended March 30, 2024 and April 1, 2023, respectively. Depreciation expense included in operating expenses was $1.0 and $0.5 for the three month periods ended March 30, 2024 and April 1, 2023, respectively.
5. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets at March 30, 2024 and December 30, 2023, are as follows:

	Useful Life	March 30, 2024			December 30, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10-15 years	$408.8	$161.0	$247.8	$409.0	$154.1	$254.9
Tradenames and trademarks	Indefinite	107.4	—	107.4	107.5	—	107.5
Software development	10-15 years	20.3	7.9	12.4	20.3	7.5	12.8
Noncompete agreements	3-8 years	0.3	0.2	0.1	0.3	0.2	0.1
		$536.8	$169.1	$367.7	$537.1	$161.8	$375.3
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include a loss of $0.3 and gain of $0.8 for the periods ended March 30, 2024 and December 30, 2023, respectively. The amortization of intangible assets is included in the general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization expense was approximately $7.4 for both the three month periods ended March 30, 2024 and April 1, 2023.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The changes in the carrying amounts of goodwill for the period ended March 30, 2024 were as follows:

	Janus North America	Janus International	Consolidated
Balance as of December 30, 2023	$357.0	$11.6	$368.6
Foreign Currency Translation Adjustment	—	(0.2)	(0.2)
Balance as of March 30, 2024	$357.0	$11.4	$368.4
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of March 30, 2024 and December 30, 2023 are summarized as follows:

	March 30, 2024	December 30, 2023
Customer deposits	$22.5	$29.6
Employee compensation	10.7	20.2
Interest payable	8.2	13.2
Current operating lease liabilities	5.5	5.4
Sales tax payable	4.2	3.4
Accrued professional fees	0.9	0.7
Product warranties	2.4	2.3
Accrued freight	0.3	0.8
Other liabilities	7.4	4.7
Total	$62.1	$80.3
Other liabilities as of March 30, 2024 and December 30, 2023 consists of property tax, credit card and various other accruals.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
7. Line of Credit
Amendment No. 3 to the ABL Credit and Guarantee Agreement - On April 10, 2023, the Company entered into Amendment Number Three to ABL Credit and Guarantee Agreement (the “LOC Amendment No. 3”) to that certain ABL Credit and Guarantee Agreement, dated as of February 12, 2018 (the “LOC Agreement”). The LOC Amendment No. 3, among other things, (i) replaced the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the LOC Agreement with an interest rate based on the SOFR and related SOFR-based mechanics and (ii) updated certain other provisions of the LOC Agreement to reflect the transition from LIBOR to SOFR. The LOC Amendment provided for a revolving line of credit of $80.0 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a SOFR Rate (as defined in the LOC Agreement) option is chosen by the Company.
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
The interest rate on the facility is based on a base rate, unless an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement) option is chosen by the Company. If the Adjusted Term SOFR Rate is elected, the interest computation is equal to the Adjusted Term SOFR Rate, which is subject to a 10 basis points flat credit spread adjustment (“CSA”) plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on excess availability (as of March 30, 2024, the SOFR Margin Rate was 1.25%). As of March 30, 2024 and December 30, 2023, the interest rate in effect for the facility was 6.6% and 6.8%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company accrues an unused commitment fee to the administrative agent at the varying rate of .25% to .38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC agreement.
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
Amortization of approximately $0.1 was recognized for both the three month periods ended March 30, 2024 and April 1, 2023. The unamortized portion of the fees as of both March 30, 2024 and December 30, 2023, was approximately $1.1. There were no borrowings outstanding on the line of credit as of March 30, 2024 and December 30, 2023.
As of March 30, 2024 and December 30, 2023, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of both March 30, 2024 and December 30, 2023 was approximately $124.6.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
8. Long-Term Debt
Long-term debt consists of the following:

	March 30, 2024	December 30, 2023
Note payable - Amendment No.6 First Lien	$621.9	$623.4
Financing leases	3.2	3.4
	$625.1	$626.8
Less: unamortized deferred finance fees	11.4	11.8
Less: current maturities	7.3	7.3
Total long-term debt	$606.4	$607.7

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
Notes Payable - Amendment No. 6 First Lien - On August 3, 2023, the Company refinanced its existing First Lien Term Loan pursuant to Amendment No. 6 (the “Amendment No. 6 First Lien”) to the First Lien Agreement. The loan was made by a syndicate of lenders, with the aggregate amount of $625.0. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance of the amended loan beginning the last business day of December 2023 with the remaining principal due on the maturity date of August 3, 2030. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR plus an applicable margin percent. As a result of a Credit rating upgrade in March 2024, the term agreement allowed the previous applicable margin rate to decrease from 3.25% to 3.00%. The interest rate on the Amendment No. 6 First Lien term loan as of March 30, 2024, was 8.37%, which is a variable rate based on Adjusted Term SOFR, subject to a 1.00% floor, and includes a 0.10% CSA and an applicable margin percentage of 3.00%.
The debt was secured by substantially all business assets. There are no prepayment penalties if the company makes voluntary prepayments on the outstanding principal balance.
In conjunction with the Amendment No 6, the Company incurred $9.5 of additional deferred finance costs, which will be amortized over the remaining term of the modified loan. Amortization of approximately $0.4 and $1.3 was recognized for the three month periods ended March 30, 2024 and April 1, 2023, respectively, as a component of interest expense. The unamortized portion of the fees as of March 30, 2024 and December 30, 2023, was approximately $11.4 and $11.8, respectively.
9. Leases
The Company primarily leases certain office and manufacturing facilities, as well as vehicles, copiers, and other equipment. These operating leases generally have an original lease term between 1 year and 20 years, and some include options to extend (generally 5 to 10 years). Lease agreements generally do not include material variable lease payments, residual value guarantees, or restrictive covenants.
The components of right-of-use (“ROU”) assets and lease liabilities were as follows:

(in millions)	Balance Sheet Classification	March 30, 2024	December 30, 2023
Assets:
Operating lease assets	Right-of-use assets, net	$46.9	$47.6
Finance lease assets	Right-of-use assets, net	3.0	3.3
Total leased assets		$49.9	$50.9
Liabilities:
Current:
Operating	Other accrued expenses	$5.5	$5.4
Financing	Current maturities of long-term debt	1.0	1.0
Noncurrent:
Operating	Other long-term liabilities	$46.3	$46.9
Financing	Long-term debt	2.2	2.4
Total lease liabilities		$55.0	$55.7

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Operating lease cost	$2.4	$2.2
Variable lease cost	0.2	0.2
Short-term lease cost	0.2	—
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.1
Interest on lease liabilities	0.1	—
Total lease cost	$3.1	$2.5
Other information related to leases was as follows:

	March 30, 2024	December 30, 2023
Weighted Average Remaining Lease Term (in years)
Operating Leases	8.62	8.85
Finance Leases	3.18	3.39
Weighted Average Discount Rate
Operating Leases	7.6%	7.6%
Finance Leases	8.4%	8.4%
As of March 30, 2024, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in millions)
2024	$6.7
2025	9.0
2026	8.6
2027	7.6
2028	7.5
Thereafter	32.7
Total future lease payments	$72.1
Less: imputed interest	$(20.3)
Present value of future lease payments	$51.8
As of March 30, 2024, future minimum repayments of finance leases were as follows:

(in millions)
2024	$0.9
2025	1.2
2026	0.7
2027	0.5
2028	0.4
Thereafter	—
Total future lease payments	$3.7
Less: imputed interest	$(0.5)
Present value of future lease payments	$3.2

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
10. Income Taxes
The Company is taxed as a Corporation under Subchapter C, for U.S. income tax purposes and similar sections of the state income tax laws. The Company’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Poland, and Australia, as necessary, and are included on the U.S. tax returns as pass-through entities, with the exception of Poland, which is shown on the US tax return as a corporation and is not taxed in the US, The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”).” The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. The Company’s provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset.
During the three month periods ended March 30, 2024 and April 1, 2023, the Company recorded a total income tax provision of approximately $10.5 and $9.0 on pre-tax income of $41.2 and $35.0 resulting in an effective tax rate of 25.5% and 25.7%, respectively. For the three month period ended March 30, 2024, effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences. For the three month period ended April 1, 2023, effective rates were primarily impacted by statutory rate differentials, changes in estimated tax rates, and permanent differences.
11. Revenue Recognition
The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised good or service to a customer. The performance obligations typically have an original expected duration of one year or less.
Contract Balances
Contract assets are the rights to consideration in exchange for goods and services that the Company has transferred to a customer. Revenues in excess of billings result from revenues recognized over time. Unbilled receivables result from revenues recognized point in time and represent an unconditional right to payment for earned revenues and result from timing differences between when revenues are earned and billed for. Unbilled receivables are recognized as accounts receivable when they are billed. Contract liabilities result from revenues recognized over time and represent cash received in excess of revenue earned on active projects. Where the Company receives a down-payment from the customer, it is recorded in customer deposits within accrued expenses and other current liabilities until the project becomes active.
Contract balances as of March 30, 2024 were as follows:

Revenues in excess of billings at December 30, 2023	$17.8
Unbilled receivables at December 30, 2023	31.9
Contract assets at December 30, 2023	$49.7

Revenues in excess of billings at March 30, 2024	$24.1
Unbilled receivables at March 30, 2024	11.3
Contract assets at March 30, 2024	$35.4

Contract liabilities at December 30, 2023	$26.7
Contract liabilities at March 30, 2024	$29.7
During the three month period ended March 30, 2024, the Company recognized revenue of approximately $20.2 related to contract liabilities at December 30, 2023.
The Company derives subscription revenue from continued software support and through the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. We determine standalone selling price for recurring software revenue by using the adjusted market assessment approach. The recurring revenue recognized from the Nokē Smart Entry System, included in service revenues, for the three month periods ended March 30, 2024 and April 1, 2023 was $0.6 and $0.4, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three month periods ended March 30, 2024 and April 1, 2023:
Revenue by Timing of Revenue Recognition

	Three Months Ended
Reportable Segments by Timing of Revenue Recognition	March 30, 2024	April 1, 2023
Janus North America
Product revenues transferred at a point in time(1)	$174.2	$169.6
Product revenues transferred over time(1)	32.7	32.9
Service revenues transferred over time(1)	33.6	28.0
	$240.5	$230.5
Janus International
Product revenues transferred at a point in time	$8.9	$13.1
Service revenues transferred over time	5.8	8.5
	$14.7	$21.6
Eliminations	$(0.7)	$(0.2)
Total Revenue	$254.5	$251.9
(1) These numbers have been revised for the three month period ended April 1, 2023. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Revenue by Sales Channel

	Three Months Ended
Reportable Segments by Sales Channel Revenue Recognition	March 30, 2024	April 1, 2023
Janus North America
Self Storage-New Construction	$104.2	$64.6
Self Storage-R3	68.3	82.4
Commercial and Others	68.0	83.5
	$240.5	$230.5
Janus International
Self Storage-New Construction	$12.4	$18.6
Self Storage-R3	2.3	3.0
	$14.7	$21.6
Eliminations	$(0.7)	$(0.2)
Total Revenue	$254.5	$251.9

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
12. Equity Compensation
2021 Omnibus Incentive Plan
The Company maintains its 2021 Omnibus Incentive Plan (the “Plan”) under which it grants share-based awards to eligible directors, officers and employees in order to attract, retain and reward such individuals and strengthen the mutuality of interest between such individuals and the Company’s stockholders. The Plan allows the Company to issue and grant 15,125,000 shares.
The Company measures compensation expense for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the three month period ended March 30, 2024, the Company granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs is equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors. In connection with the equity awards, the share-based compensation expense was $1.9 and $1.8, respectively, and the income tax benefit from share-based compensation was $0.4 for both the three month periods ended March 30, 2024 and April 1, 2023.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the three month period ended March 30, 2024 is as follows:

(dollar amounts in millions, except share and per share data)
	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 30, 2023	944,810	$10.6
Granted	804,131	14.8
Vested	(163,309)	10.6
Forfeited	(10,834)	10.7
Unvested, outstanding at March 30, 2024	1,574,798	$12.8
Share-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $1.2 and $0.6 for the three month periods ended March 30, 2024 and April 1, 2023, respectively. As of March 30, 2024, there was an aggregate of $18.4 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 2.6 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s three-year cumulative adjusted EBITDA. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs. PSUs are subject to a three-year performance cliff-vesting period.
PSUs activity for the three month period ended March 30, 2024 is as follows:

(dollar amounts in millions, except share and per share data)
	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 30, 2023	482,014	$10.0
Granted	225,959	14.8
Vested	—	—
Forfeited	(14,217)	10.6
Unvested, outstanding at March 30, 2024 (1)	693,756	$11.6
1) This number excludes 252,923 performance stock units, which represents the incremental number of units that would be issued based on performance results from previously-granted PSU awards.
Share-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $0.5 and $1.0 for the three month periods ended

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024 and April 1, 2023, respectively. As of March 30, 2024, there was an aggregate of $5.8 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 2.3 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant. The actual payout of the 2022 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 28, 2024. As of March 30, 2024, the Company deemed the estimate of the PSUs granted in fiscal year ended December 31, 2022 to be issued at 200% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2023 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025. As of March 30, 2024, the Company deemed the estimate of the PSUs granted in the three month periods ended March 30, 2024 to be issued at 100% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2024 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2024, through December 26, 2026. As of March 30, 2024, the Company deemed the estimate of the PSUs granted in the three month period ended March 30, 2024 to be issued at 100% of target, and have reflected such estimates within the share-based compensation expense.
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
Stock option activity for the three month period ended March 30, 2024 is as follows:

(dollar amounts in millions, except share and per share data)	Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price, per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Unvested, outstanding at December 30, 2023	544,350	$4.5	$9.4	8.4	$2.0
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Vested	—	—	—	—	—
Forfeited	(18,796)	5.3	10.6	9.0	0.1
Unvested, outstanding at March 30, 2024	525,554	$4.5	$9.4	8.1	$3.1
Vested not exercised at March 30, 2024	175,175	$4.5	$9.4	8.1	$1.0
Share-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $0.2 for both of the three month periods ended March 30, 2024 and April 1, 2023. Total unamortized share-based compensation expense related to the unvested stock options as of March 30, 2024, was approximately $1.7, which the Company expects to amortize over a weighted-average period of 2.1 years.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
13. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three month periods ended March 30, 2024 and April 1, 2023, dilutive potential common shares include stock options and unvested restricted stock units. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three month periods ended March 30, 2024 and April 1, 2023:

	Three Months Ended
(in millions, except share and per share data)	March 30, 2024	April 1, 2023
Numerator:
Net income attributable to common stockholders	$30.7	$26.0
Denominator:
Weighted average number of shares:
Basic	146,604,142	146,703,894
Adjustment for dilutive securities	442,070	48,007
Diluted	147,046,212	146,751,901
Basic net income per share attributable to common stockholders	$0.21	$0.18
Diluted net income per share attributable to common stockholders	$0.21	$0.18
14. Share Repurchase Program
On February 28, 2024, the Company announced that the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. As of March 30, 2024, $84.9 is remaining under the share repurchase program. There was no repurchase program in place in the three month period ended April 1, 2023.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for Janus for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the three month period ended March 30, 2024:

(in millions, except share and per share data)	Three Months Ended
March 30, 2024
Number of shares repurchased	1,019,889
Share repurchase cost (including excise taxes)	$15.3

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
15. Segments Information
The Company operates its business and reports its results through two reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. The Janus International segment is comprised of JIE, with its production and sales located largely in Europe. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, U.S. Door, and Steel Door Depot.

Summarized financial information for the Company’s segments is shown in the following tables:

(dollar amounts in tables in millions)	Three Months Ended
	March 30, 2024	April 1, 2023
Revenue
Janus North America	$240.5	$230.5
Janus International	14.7	21.6
Intersegment eliminations	(0.7)	(0.2)
Consolidated Revenue	$254.5	$251.9
Income (Loss) From Operations
Janus North America	$56.2	$48.7
Janus International	(0.7)	2.3
Total Segment Operating Income	$55.5	$51.0
Depreciation Expense
Janus North America	$2.5	$2.0
Janus International	0.3	0.2
Consolidated Depreciation Expense	$2.8	$2.2
Amortization of Intangible Assets
Janus North America	$7.1	$7.1
Janus International	0.3	0.3
Consolidated Amortization Expense	$7.4	$7.4
Purchases of property, plant, and equipment
Janus North America	$3.6	$5.2
Janus International	1.0	0.9
Consolidated purchases of property, plant, and equipment	$4.6	$6.1

	March 30, 2024	December 30, 2023
Property, Plant, and Equipment, Net
Janus North America	$47.3	$46.3
Janus International	6.7	6.1
Consolidated Property, Plant, and Equipment, Net	$54.0	$52.4

Identifiable Assets
Janus North America	$1,332.7	$1,328.7
Janus International	67.4	70.0
Intersegment Eliminations	(50.1)	(48.7)
Consolidated Assets	$1,350.0	$1,350.0
Assets held at foreign locations were approximately $68.5 and $70.5 as of March 30, 2024 and December 30, 2023, respectively. Revenues earned at foreign locations totaled approximately $14.7 and $21.6 for the three month periods ended March 30, 2024 and April 1, 2023, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
16. Restructuring
The Company initiated a restructuring plan in 2023 to relocate two of its facilities and align its ongoing corporate strategy. In addition, the Company incurred costs associated with restructuring initiatives intended to improve operating performance, profitability and efficiency of business processes. Restructuring charges can include severance costs, relocations costs, recruiting fees affiliated with hiring new personnel, legal costs, and contract cancellation costs.

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces the closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company’s restructuring expenses are comprised of the following:

(dollar amounts in tables in millions)	Three Months Ended
	March 30, 2024	April 1, 2023
Severance and termination benefits	$0.4	$0.1
Legal, consulting, and other costs	—	0.5
Total Restructuring Charges	$0.4	$0.6

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Balance at December 31, 2022	$—
Restructuring charges	0.6
Payments	(0.5)
Balance at April 1, 2023	$0.1

Balance at December 30, 2023	$—
Restructuring charges	0.4
Payments	—
Balance at March 30, 2024	$0.4
17. Commitments and Contingencies
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $0.2 as of both March 30, 2024 and December 30, 2023. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $0.2 and $0.5 as of March 30, 2024 and December 30, 2023, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $0.3 as of both March 30, 2024 and December 30, 2023. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $2.1 and $2.4 as of March 30, 2024 and December 30, 2023, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
18. Related Party Transactions
For the three month periods ended March 30, 2024 and April 1, 2023, there were no material related party transactions.
19. Subsequent Events
For the interim Unaudited Condensed Consolidated Financial Statements as of March 30, 2024, the Company has evaluated subsequent events through the issuance date of the financial statements.
On April 18, 2024, the Company made a voluntary prepayment of $21.9 toward the certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). The Company used cash on hand to make the voluntary prepayment.
On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to that certain First Lien Term Loan, The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien’s Term Loan by 0.5% to 1.50%, for the term loans bearing interest at rates based on the base rate, and to 2.50%, for the term loans bearing interest at rates based on the secured overnight financing rate. The company uses the secured overnight financing rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a CSA rate of 0.1%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JANUS’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated financial statements and notes thereto contained in this quarterly report on Form 10-Q (the “Form 10-Q”) and the consolidated financial statements and notes thereto contained in Janus’s annual report on Form 10-K for the year ended December 30, 2023.
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
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying Unaudited Condensed Consolidated Financial Statements, and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:
•Business Overview: This section provides a general description of our business, and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments that we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.
•Basis of Presentation: This section provides a discussion of the basis on which our Unaudited Condensed Consolidated Financial Statements were prepared.
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three month periods ended March 30, 2024 and April 1, 2023.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three month periods ended March 30, 2024 and April 1, 2023. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at March 30, 2024, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Estimates: This section identifies and summarizes those accounting estimates that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a global manufacturer and supplier of turn-key self-storage, commercial and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, Poland, United Kingdom, and Australia. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large Real Estate Investment Trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace (R3) of self-storage facilities.
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
The concept of Janus R3 is to remodel self-storage facilities including storage unit doors, hallways, ceilings, offices, optimizing unit mix and utilizing vacant land for movable storage units (JBI MASS relocatable storage units), and adding a more robust security solution to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and relocatable storage MASS (Moveable Additional Storage Structure).
Commercial light duty steel roll-up doors are designed for applications that require less frequent and less demanding operations. Janus offers heavy duty commercial grade steel doors (minimized dead-load, or constant weight of the curtain itself) perfect for warehouses, commercial buildings, and terminals, designed with a higher gauge and deeper guides, which combat the heavy scale of use with superior strength and durability. Janus also offers rolling steel doors known for minimal maintenance and easy installation with, but not limited to, the following options for: commercial slat doors, heavy duty service doors, fire doors, fire rated counter shutters, insulated service doors, counter shutters and grilles.
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the self-storage, commercial and industrial storage markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. Janus is a bespoke provider of products and solutions for our clients.
•Revenues increased to $254.5 for the period ending March 30, 2024 compared to $251.9 for the period ending April 1, 2023.

•Net income increased to $30.7 for the period ending March 30, 2024, compared to $26.0 for the period ending April 1, 2023.

•Adjusted EBITDA grew to $66.3 for the period ending March 30, 2024 compared to $61.2 for the period ending April 1, 2023.

•Cash flows from operations of $28.6 and $24.0 free cash flows were generated for the period ending March 30, 2024 compared to $50.3 and $44.2 cash flows from operations and free cash flows for the period ending April 1, 2023.

•Common stock worth $15.3 was repurchased, which was 1.02 million shares as part of our previously announced $100.0 share buy-back program.

•Long-Term Debt to Net Income ratio decreased to 4.4x for the period ending March 30, 2024, from 4.6x as of December 30, 2023, Net leverage ratio decreased to 1.5x for the period ending March 30, 2024, down from 1.6x as of December 30, 2023.

Information regarding use of Adjusted EBITDA, Free Cash Flow, and Net Leverage Ratio non-GAAP measures, and a reconciliation to the most comparable GAAP measure, are included in “Non-GAAP Financial Measures.”

Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems, metal roof panels, metal wall panels and building components used primarily by owners or builders of self-storage facilities. Installation services are also provided along with the products. Janus also provides industrial building solutions. Janus North America represents approximately 90% - 95% of the Company’s revenue.
The Janus International segment, whose production and sales are largely in Europe and Australia, produces and provides similar products and services as Janus North America, with the exception of the fact that the international segment does not sell into the Commercial sales channel. Janus International represents approximately 5% - 10% of Janus’s revenue.
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
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount reflect Janus’s operational status, indicating whether the business is expanding or contracting. We expect a continued rise in our workforce as we expand our operations. Additionally, we foresee the need to hire additional software personnel as we continue to expand the software accessibility component of our business. As of March 30, 2024, and April 1, 2023, the headcount was 2,382 employees (including 424 temporary employees) and 2,301 employees (including 518 temporary employees), respectively.
The following table sets forth key performance measures for the three month periods ended March 30, 2024 and April 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
Total Revenue	$254.5	$251.9	$2.6	1.0%
Adjusted EBITDA	$66.3	$61.2	$5.1	8.3%
Adjusted EBITDA (% of revenue)	26.1%	24.3%		1.8%

Total revenue increased by $2.6 or 1.0% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, primarily due to improved market conditions, product mix, and commercial actions.
Adjusted EBITDA increased by $5.1 or 8.3% from the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, primarily due to increased revenue and decrease in cost of revenues, which increased the gross margin, and was partially offset by increased operating expenses.

Adjusted EBITDA as a percentage of revenue increased 180bps for the three month period ended March 30, 2024 primarily due to increased revenue, segment mix and the benefit of decreases in raw material costs, which was partially offset by increases in operating expenses as the business scales for continued growth. (See “Non-GAAP Financial Measures” section).

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
We have presented results of operations, including the related discussion and analysis for:
•The thirteen week period ended March 30, 2024 compared to the thirteen week period ended April 1, 2023.
Components of Results of Operations
Product Revenues. Product revenues represent the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination. Product revenues also include all revenues affiliated with erecting a self storage facility for our customers, which is recognized over-time, over the life of the contract. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels; New Construction, R3, and Commercial and Other.
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
Product Cost of Revenues. Product costs of revenues includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations as well as overhead and indirect costs. Our product cost of revenues includes warranty costs, excess and obsolete inventory charges, shipping costs, cost of spare or replacement parts, and an allocated portion of overhead costs, including depreciation. Product costs of revenues also include all costs affiliated with erecting a self storage facility for our customers. We expect our product cost of revenues to increase as our product revenues grow.
Service Cost of Revenues. Cost of services includes third-party installation subcontractor costs directly associated with the installation of our products. We expect our service cost of revenues to increase as our service revenues grow.
Selling and Marketing Expense. Selling expenses consist primarily of compensation and benefits of employees engaged in selling activities as well as related travel, advertising, and trade shows/conventions. We expect selling expenses to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
General and Administrative Expense. General and administrative (“G&A”) expenses are comprised primarily of expenses relating to back office employee compensation and benefits, travel, meals, and entertainment expenses as well as depreciation, amortization, and non-recurring costs. We expect general and administrative expenses to increase in absolute dollars in future periods as we expect our revenues to continue to grow.
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
Janus periodically modifies sales prices of its products due to changes in costs for raw materials and energy, market conditions, labor and logistics costs and the competitive environment. In certain cases, realized price increases are less than the announced price increases due to project pricing, competitive reactions and changing market conditions.

Janus also offers a wide assortment of products that are differentiated by style, design, and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income.
Service revenue is driven by the product revenue and the increase in value-added services, such as installation and general contracting, project management, and third-party security. Janus differentiates itself through on-time delivery, efficient installation, customer service satisfaction, and a reputation for high quality products.
Factors Affecting Growth Through Acquisitions
Janus’s business strategy includes growth through, the acquisition of other companies, which yielded our acceptable internal rate of return. Janus evaluates companies that it believes will strategically fit into its business and growth objectives, including those that will support its overall strategy of portfolio diversification, geographic expansion, and technological innovation, among other areas of focus. While Janus seeks acquisition opportunities that it believes will augment its business and growth objectives, certain factors could prevent acquisition opportunities from materializing, including target-company availability, relative valuation expectations, and certain due diligence considerations, among other factors.
Seasonality
Generally, Janus’s sales tend to be the slowest in the first and fourth quarters due to more unfavorable weather conditions, customer business cycles, and the timing of renovation and new construction project launches.
Factors Affecting Operating Costs
Janus’s operating expenses are comprised of direct production costs (principally raw materials, labor, and energy), manufacturing overhead costs, freight, costs to purchase sourced products, selling and marketing, and general and administrative expenses.
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

Results of Operations
For the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
REVENUES
Product revenues(1)	$215.1	$215.4	$(0.3)	(0.1)%
Service revenues(1)	39.4	36.5	2.9	7.9%
Total Revenues	$254.5	$251.9	$2.6	1.0%
Product cost of revenues	114.7	124.4	(9.7)	(7.8)%
Service cost of revenues	29.4	27.6	1.8	6.5%
Cost of Revenues	$144.1	$152.0	$(7.9)	(5.2)%
GROSS PROFIT	$110.4	$99.9	$10.5	10.5%
OPERATING EXPENSES
Selling and marketing	17.6	14.8	2.8	18.9%
General and administrative	37.3	34.1	3.2	9.4%
Operating Expenses	$54.9	$48.9	$6.0	12.3%
INCOME FROM OPERATIONS	$55.5	$51.0	$4.5	8.8%
Interest expense	(14.4)	(16.0)	1.6	(10.0)%
Other income	0.1	—	0.1	100.0%
INCOME BEFORE TAXES	$41.2	$35.0	$6.2	17.7%
Provision for Income Taxes	10.5	9.0	1.5	16.7%
NET INCOME	$30.7	$26.0	$4.7	18.1%
(1) These numbers have been revised for the three month period ended April 1, 2023. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.
Revenues

(Dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
Product revenues (1)	$215.1	$215.4	$(0.3)	(0.1)%
Service revenues	39.4	36.5	2.9	7.9%
Total	$254.5	$251.9	$2.6	1.0%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
The $2.6 revenue increase for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023 is due to growth in the self storage sales channel, and is primarily attributable to an increase in volume.

The following table and discussion compares Janus’s sales by sales channel:.

(dollar amounts in tables in millions)	Three Months Ended				Variance
Consolidated	March 30, 2024	% of sales	April 1, 2023	% of sales	$	%
New Construction - Self Storage	$116.5	45.8%	$83.1	33.0%	$33.4	40.2%
R3 - Self Storage	70.7	27.8%	85.5	33.9%	(14.8)	(17.3)%
Self Storage	187.2	73.6%	168.6	66.9%	18.6	11.0%

Commercial and Other	67.3	26.4%	83.3	33.1%	(16.0)	(19.2)%
Total	$254.5	100.0%	$251.9	100.0%	$2.6	1.0%
New construction sales increased by $33.4 or 40.2% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023. The increase in the three month period ended March 30, 2024 was due to continued high occupancy rates at existing facilities and continued demand for capacity additions through greenfield sites.

R3 sales decreased by $14.8 or 17.3% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023. The R3 sales decrease was primarily driven by the decline in capacity additions being brought on through retail big-box conversion activity.
Commercial and other sales decreased by $16.0 or 19.2% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, due to shifts in demand for certain product lines, affecting the commercial steel roll up door market.
Cost of Revenues and Gross Margin

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
Product cost of revenues	$114.7	$124.4	$(9.7)	(7.8)%
Service cost of revenues	29.4	27.6	1.8	6.5%
Cost of Revenues	$144.1	$152.0	$(7.9)	(5.2)%
The cost of revenues decreased by $7.9 or 5.2% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023. The decrease in product cost of revenues of $9.7 for the three month period ended March 30, 2024, is primarily attributable to the decline in steel coil pricing, while the increase in service cost of revenue of $1.8 for the three month period ended March 30, 2024, is due to the higher costs necessary to support the service revenue growth of 7.9%.
Gross margin increased by 370bps to 43.4% for the three month period ended March 30, 2024. This increase is primarily attributable to a decline in steel coil pricing due to supplier agreements Janus entered into in 2023.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $2.8 or 18.9% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023. This is primarily due to increases in payroll related costs for additional headcount in sales and advertising activities.
Operating Expenses - General and administrative
General and administrative expenses increased $3.2 or 9.4% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023. The increase for the three months is primarily due to additional headcount primarily for the Atlanta software center opened in fiscal year 2023 and inflationary costs.
Interest Expense
Interest expense decreased $1.6 or 10.0% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, primarily due to voluntary debt repayments of $85.3 million during 2023, partially offset by higher interest rates on floating rate debt. (See “Liquidity and Capital Resources” section).
Income Taxes
Income tax expense increased by $1.5 or 16.7% from $9.0 for the three month period ended April 1, 2023, to $10.5 expense for the three month period ended March 30, 2024, due to increase in income before taxes.
Net Income
The $4.7 or 18.1% increase in net income for three month period ended March 30, 2024 as compared to the three month period ended April 1, 2023, is largely due to an increase in revenues and a decrease in cost of revenues, partially offset by an increase in operating expenses for the three month period ended March 30, 2024.
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

Results of Operations - Janus North America
For the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023
			$	%
REVENUES
Product revenues(1)	$206.9	$202.5	$4.4	2.2%
Service revenues(1)	33.6	28.0	5.6	20.0%
Total revenues	$240.5	$230.5	$10.0	4.3%
Product cost of revenues	109.1	116.1	(7.0)	(6.0)%
Service cost of revenues	24.4	21.1	3.3	15.6%
Cost of Revenues	$133.5	$137.2	$(3.7)	(2.7)%
GROSS PROFIT	$107.0	$93.3	$13.7	14.7%
OPERATING EXPENSES
Selling and marketing	16.6	13.9	2.7	19.4%
General and administrative	34.2	30.7	3.5	11.4%
Operating Expenses	$50.8	$44.6	$6.2	13.9%
INCOME FROM OPERATIONS	$56.2	$48.7	$7.5	15.4%
(1) These numbers have been revised for the three month period ended April 1, 2023. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information.
Revenue

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
Product revenues	$206.9	$202.5	$4.4	2.2%
Service revenues	33.6	28.0	5.6	20.0%
Total	$240.5	$230.5	$10.0	4.3%
The $10.0 or 4.3% revenue increase is primarily attributable to New Construction sales channel growth and is primarily attributable to an increase in volume within the New Construction - self storage sales channel, partially offset by the decline in R3 and Commercial sales channels.

The following table and discussion compares Janus North America sales by sales channel.

(dollar amounts in tables in millions)	Three Months Ended				Variance
	March 30, 2024	% of Total Sales	April 1, 2023	% of Total Sales
					$	%
New Construction - Self Storage	$104.2	43.3%	$64.6	28.0%	$39.6	61.3%
R3 - Self Storage	68.3	28.4%	82.4	35.7%	(14.1)	(17.1)%
Self Storage	172.5	71.7%	147.0	63.7%	25.5	17.3%

Commercial and Other	68.0	28.3%	83.5	36.3%	(15.5)	(18.6)%
Total	$240.5	100.0%	$230.5	100.0%	$10.0	4.3%
New Construction sales increased by $39.6 or 61.3% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, primarily due to continued high occupancy rates at existing facilities and continued demand for capacity additions through greenfield sites.
R3 sales decreased by $14.1 or 17.1% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, respectively; $11.0 of the decline was attributed to a volume decline from facility expansion/retail conversion activity.
Commercial and Other sales decreased by $15.5 or 18.6% for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, due to shifts in demand for certain product lines, affecting the commercial steel roll up door market.

Cost of Revenues and Gross Margin
Gross Margin increased by 400bps to 44.5% for the three month period ended March 30, 2024, from 40.5% for the three month period ended April 1, 2023 is primarily attributable to the decline in steel coil pricing due to supplier agreements Janus entered into in 2023.

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
Product cost of revenues	$109.1	$116.1	$(7.0)	(6.0)%
Service cost of revenues	24.4	21.1	3.3	15.6%
Cost of Revenues	$133.5	$137.2	$(3.7)	(2.7)%
The $3.7 or 2.7% decrease in cost of revenues for the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023, is primarily due to the decrease in product cost of revenues of $7.0, which is primarily attributable to the decline in steel coil pricing, while the increase in service cost of revenue of $3.3 for the three month period ended March 30, 2024, is due to the higher costs necessary to support the service revenue growth of 20.0%
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $2.7 or 19.4% from $13.9 for the three month period ended April 1, 2023 to $16.6 for the three month period ended March 30, 2024 primarily due to increased payroll related costs for additional headcount to support revenue growth.
Operating Expenses - General and administrative
General and administrative expenses increased $3.5 or 11.4% from $30.7 for the three month period ended April 1, 2023 to $34.2 for the three month period ended March 30, 2024. The increase for the three months is primarily due to additional headcount primarily for the Atlanta software center and inflationary costs.
Income from Operations
Income from operations increased by $7.5 or 15.4% from $48.7 for the three month period ended April 1, 2023 to $56.2 for the three month period ended March 30, 2024, primarily due to an increase in revenue and a reduction in cost of revenues, partially offset by an increase in selling and general and administrative expenses.

INTERNATIONAL
Results of Operations - Janus International - For the three month period ended March 30, 2024 compared to the three month period ended April 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
REVENUE
Product revenues	$8.9	$13.1	$(4.2)	(32.1)%
Service revenues	5.8	8.5	(2.7)	(31.8)%
Total revenues	$14.7	$21.6	$(6.9)	(31.9)%
Product cost of revenues	6.4	8.5	(2.1)	(24.7)%
Service cost of revenues	4.9	6.5	(1.6)	(24.6)%
Cost of Revenues	$11.3	$15.0	$(3.7)	(24.7)%
GROSS PROFIT	$3.4	$6.6	$(3.2)	(48.5)%
OPERATING EXPENSES
Selling and marketing	1.0	0.9	0.1	11.1%
General and administrative	3.1	3.4	(0.3)	(8.8)%
Operating Expenses	$4.1	$4.3	$(0.2)	(4.7)%
(LOSS) INCOME FROM OPERATIONS	$(0.7)	$2.3	$(3.0)	(130.4)%

International Revenue

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
Product revenues	$8.9	$13.1	$(4.2)	(32.1)%
Service revenues	5.8	8.5	(2.7)	(31.8)%
Total	$14.7	$21.6	$(6.9)	(31.9)%
The $6.9 or 31.9% decrease in revenue is from a decline in volume as a result of the U.K. recessionary period.
The following table illustrates the sales by channel for the three month periods ended March 30, 2024 and April 1, 2023.

(dollar amounts in tables in millions)	Three Months Ended				Variance
	March 30, 2024	% of Total Sales	April 1, 2023	% of Total Sales	$	%
New Construction - Self Storage	$12.4	84.4%	$18.6	86.1%	$(6.2)	(33.3)%
R3 - Self Storage	2.3	15.6%	3.0	13.9%	(0.7)	(23.3)%
Total	$14.7	100.0%	$21.6	100.0%	$(6.9)	(31.9)%

New Construction sales decreased by $6.2 or 33.3% to $12.4 for the three month period ended March 30, 2024 compared to $18.6 for the three month period ended April 1, 2023. The decrease is due to a decline in volume as a result of the U.K. recessionary period.

R3 sales decreased by $0.7 or 23.3% to $2.3 for the three month period ended March 30, 2024 from $3.0 for the three month period ended April 1, 2023 is due to a decline in volume as a result of the U.K. recessionary period.

International Cost of Revenues and Gross Margin
Gross Margin decreased by 750bps to 23.1% for the three month period ended March 30, 2024, from 30.6% for the three month period ended April 1, 2023. The decrease in the Gross Margin for the three month period ended March 30, 2024 is due primarily to decreased revenues.

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023	$	%
Product cost of revenues	$6.4	$8.5	$(2.1)	(24.7)%
Service cost of revenues	4.9	6.5	(1.6)	(24.6)%
Cost of Revenues	$11.3	$15.0	$(3.7)	(24.7)%

Cost of revenues decreased by $3.7 or 24.7% for the three month period ended March 30, 2024. Cost of revenues were $11.3 for the three month period ended March 30, 2024 and $15.0 for the three month period ended April 1, 2023. The decrease in cost of revenues for the three month period ended March 30, 2024, is primarily due to a decrease in sales volume.
(Loss) Income from Operations
Income from operations decreased from $2.3 for the three month period ended April 1, 2023 to a $0.7 loss from operations, for the three month period ended March 30, 2024. The decrease for the period is primarily due to a decrease in sales volume.

Results of Operations - Eliminations
Eliminations include transactions to account for intersegment activity. The eliminations necessary to arrive at consolidated financial information activity for the three month periods ended March 30, 2024 and April 1, 2023 are as follows:
Revenues

(dollar amounts in tables in millions)	Three Months Ended
	March 30, 2024	April 1, 2023
North America Segment revenues before eliminations	$240.5	$230.5
International Segment revenues before eliminations	14.7	21.6
Intersegment eliminations	(0.7)	(0.2)
Consolidated total revenues	$254.5	$251.9

Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended
	March 30, 2024	April 1, 2023
North America Segment cost of revenues before eliminations	$133.5	$137.2
International Segment cost of revenues before eliminations	11.3	15.0
Intersegment eliminations	(0.7)	(0.2)
Consolidated total cost of revenues	$144.1	$152.0

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, borrowing capacity, days sales outstanding, inventory turns, days payable outstanding, capital expenditure forecasts, interest and principal payments on debt and income tax payments.
Our primary sources of liquidity include cash balances on hand, cash flows from operations, debt offerings and borrowing availability under our existing credit facility. We believe our operating cash flows, along with funds available under the line of credit, provide sufficient liquidity to support Janus’s short and long-term liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, and acquisitions.
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
We have operations in various foreign countries, principally the United Kingdom, France, Australia, and Poland. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.
Debt Profile (dollar amounts in table in millions)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					March 30, 2024	December 30, 2023
Notes payable - First Lien	$625.0	August 3, 2023	August 3, 2030	8.37%[1]	$621.9	$623.4
Financing leases					3.2	3.4
Total principal debt					$625.1	$626.8
Less: unamortized deferred finance fees					11.4	11.8
Less: current portion of long-term debt					7.3	7.3
Long-term debt, net of current portion					$606.4	$607.7
(1)The interest rate on the Amendment No. 6 First Lien Term Loan as of March 30, 2024, was 8.37%, which is a variable rate based on Adjusted Term SOFR, subject to a 1.00% floor and 10 basis points flat CSA, plus an applicable margin percent of 3.00%.
As of March 30, 2024 and December 30, 2023, the Company maintained one letter of credit totaling approximately $0.4, on which there were no balances due.
First Lien Term Loan - On June 20, 2023, the Company entered into Amendment No. 5 (the “Amendment No. 5 First Lien”) to the First Lien Term Loan. The Amendment No. 5 First Lien, among other things, (i) replaces the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the Agreement with an interest rate based on the SOFR and related SOFR-based mechanics and (ii) updates certain other provisions of the Agreement to reflect the transition from LIBOR to SOFR. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR, plus an applicable margin percent. The debt is secured by substantially all business assets.
On August 3, 2023, the Company refinanced its existing First Lien Term Loan pursuant to the Amendment No. 6 First Lien. The loan was made by a syndicate of lenders, with the aggregate amount of $625.0. The outstanding loan balance is to be repaid on a quarterly basis of 0.25% of the original balance of the amended loan beginning the last business day of December 2023 with the remaining principal due on the maturity date of August 3, 2030. As chosen by the Company, the amended loan bears interest at a floating rate per annum consisting of Adjusted Term SOFR plus an applicable margin percent (effective rate of 8.37% as of March 30, 2024). (See Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion)
In April 2024, the Company made a voluntary prepayment of $21.9 toward the certain First Lien Credit and Guarantee Agreement. The Company used cash on hand to make the voluntary prepayment. The Company also completed a repricing of its existing First Lien Term Loan pursuant to Amendment No. 7 (the “Repricing Amendment”) First Lien Credit. As a result of the Repricing Amendment, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR + 3.00% to Adjusted Term SOFR + 2.50% and no longer contains a 0.1% credit spread adjustment.

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
As chosen by the Company, the amended revolving credit facility bears interest at a floating rate per annum consisting of SOFR plus an applicable margin percent that is based on excess availability. There was no outstanding balance on the line of credit as of March 30, 2024. As of March 30, 2024, the interest rate in effect for the facility was 6.6%. The line of credit is secured by accounts receivable and inventories. (See Note 7 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion)
The LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 30, 2024, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
Statement of cash flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Three month period ended March 30, 2024 compared to the three month period ended April 1, 2023:

	March 30, 2024	April 1, 2023	Variance
(dollar amounts in tables in millions)			$	%
Net cash provided by operating activities	$28.6	$50.2	$(21.6)	(43.0)%
Net cash used in investing activities	(4.6)	(7.1)	2.5	(35.2)%
Net cash used in financing activities	(17.1)	(52.1)	35.0	(67.2)%
Effect of foreign currency rate changes on cash	(0.2)	0.2	(0.4)	(200.0)%
Net increase (decrease) in cash	$6.7	$(8.8)	$15.5	(176.1)%
Net cash provided by operating activities
Net cash provided by operating activities decreased by $21.6 for the three month period ended March 30, 2024 as compared to the three month period ended April 1, 2023. The decrease was primarily due to the change in the net working capital balances of $29.8, due to the timing of accounts receivable cash receipts and the timing of interest payments for the three month period ended March 30, 2024, partially offset by an increase of $8.2 to net income adjusted for non-cash items.
Net cash used in investing activities
Net cash used in investing activities decreased by $2.5 for the three month period ended March 30, 2024 as compared to the three month period ended April 1, 2023. This decrease was driven by $1.5 decrease in capital expenditures and a $1.0 decrease in cash paid for the Indemnity holdback liability related to a previous acquisition for the period ended April 1, 2023.
Net cash used in financing activities
Net cash used in financing activities decreased by $35.0 for the period ended March 30, 2024 as compared to the period ended April 1, 2023. This decrease was primarily due to a decrease in debt principal payments of $50.4, partially offset by the Company’s share repurchase of common stock for $15.3.
Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to M&A, dividends, stock repurchases, capital expenditures, and debt pay-downs. The timing, declaration and payment of future dividends, if any, falls within the discretion of Janus’s Board of Directors and will depend upon many factors, including, but not limited to, Janus’s financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.

Non-GAAP Financial Measure
Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. This section also provides a discussion of Adjusted EBITDA, Adjusted Net Income, Free Cash Flow and Debt Leverage Ratio, non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.
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
The following table present a reconciliation of Net Income to Adjusted EBITDA for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 30, 2024	April 1, 2023
			$	%
Net Income	$30.7	$26.0	$4.7	18.1%
Interest expense	14.4	16.0	(1.6)	(10.0)%
Income taxes	10.5	9.0	1.5	16.7%
Depreciation	2.8	2.2	0.6	27.3%
Amortization	7.4	7.4	—	—%
EBITDA	$65.8	$60.6	$5.2	8.6%
Restructuring charges(1)	0.4	0.6	(0.2)	(33.3)%
Acquisition expense(2)	0.1	—	0.1	100.0%
Adjusted EBITDA	$66.3	$61.2	$5.1	8.3%

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
The following table presents a reconciliation of Net Income to Adjusted Net Income for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended
	March 30, 2024	April 1, 2023
Net Income	$30.7	$26.0
Net Income Adjustments(1)	0.5	0.6
Tax Effect on Net Income Adjustments(2)	(0.1)	(0.2)
Non-GAAP Adjusted Net Income	$31.1	$26.4
(1)Net Income Adjustments include $0.4 restructuring charges and $0.1 acquisition expenses. Refer to the Adjusted EBITDA table above for further details.
(2)Tax effected for the net income adjustments. Using effective tax rates of 25.5% and 25.7% for the three months ended March 30, 2024 and April 1, 2023.
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
The following table presents a reconciliation of cash flows provided by operating activities to free cash flow for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flow from operating activities	$28.6	$50.2
Less: capital expenditure	(4.6)	(6.1)
Free cash flow	$24.0	$44.1

Non-GAAP Adjusted Net Income	$31.1	$26.4

Free cash flow conversion of Non-GAAP Adjusted Net Income	77%	167%

Net Leverage Ratio
The Company uses the net leverage ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the net leverage ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strengthening the balance sheet for strategic capital allocation and deployment through investments in the business, and for returning capital to the shareholders. The net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by cash to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
The following table presents a reconciliation of Long-Term Debt to Net Debt and Long-Term Debt to Net Income Ratio to Net Leverage Ratio for the periods indicated:

(dollar amounts in tables in millions)	March 30, 2024	December 30, 2023
Note payable - Amendment No.6 First Lien	$621.9	$623.4
Less: Cash	178.4	171.7
Net Debt	$443.5	$451.7

Net Income (Trailing Twelve-Month periods ended)	$140.5	$135.7
Adjusted EBITDA (Trailing Twelve-Month periods ended)	$290.8	$285.6

Long-Term Debt to Net Income	4.4	4.6
Non-GAAP Net Leverage Ratio	$1.5	$1.6
Credit Ratings
Costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term credit ratings assigned to our respective debt by the major credit rating agencies.
In determining our credit ratings, the rating agencies consider a number of quantitative factors, including but not limited to, debt to total capitalization, operating cash flow relative to outstanding debt, and operating cash flow coverage of interest. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, and the quality of our management and business strategy.
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of March 30, 2024, our outlook and current debt ratings are as follows:

	S&P	Moody’s
Corporate[1]	B+	B1
Senior secured long-term debt[1]	BB-	B1
Outlook	Positive	Stable
1) Subsequent to quarter-end, Moody’s Ratings upgraded the Company’s corporate family rating (CFR) and its senior secured term loan to Ba3 from B1. The outlook was also revised to positive.
A credit rating is not a recommendation to buy, sell or hold securities. Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.
Contractual Obligations
Summarized below are our contractual obligations as of March 30, 2024 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in millions):

	Total	2024	2025-2026	2027-2028	Thereafter
Debt obligations	$621.9	$4.7	$12.5	$12.5	$592.2
Finance lease obligations	3.2	0.8	1.7	0.7	—
Supply contracts (1)	7.7	7.7	—	—	—
Operating lease obligations	51.8	4.8	12.7	10.8	23.5
Total	$684.6	$18.0	$26.9	$24.0	$615.7
(1)Supply contracts relate to the multiple fixed price agreements.

Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First term loan has a maturity date of August 3, 2030. (See Note 8, Long-Term Debt, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).
Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of eleven real property leases with expiration dates ranging from 2029 – 2036. Finance and operating lease obligations are presented net of imputed interest. (See Note 9, Leases, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further a discussion of future lease payments).
The table above does not include warranty liabilities because it is not certain when these liabilities will be funded and because they are considered immaterial.
In addition to the contractual obligations and commitments listed and described above, the Company also had another commitment for which it is contingently liable as of March 30, 2024 and December 30, 2023 consisting of an outstanding letter of credit of $0.4.
Critical Accounting Estimates
For the critical Accounting Estimates used in preparing Janus’s Unaudited Condensed Consolidated Financial Statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations, and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting estimates requiring significant judgment that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.
Recently Issued Accounting Standards
See Note 2 to our Condensed Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in exposures to market risk since December 30, 2023. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A.    Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the three month period ended March 30, 2024:

(dollar amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of of shares that may yet to be purchased under program (in millions)
December 31, 2023 - January 30, 2024	—	$—	—	$—
January 31, 2024 - March 1, 2024	—	$—	—	$—
March 2, 2024 - March 30, 2024	1,019,889	$14.84	1,019,889	$84.9
Total	1,019,889	$14.84	1,019,889	$84.9
(1)On February 28, 2024, the Company announced that the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. There were 1,019,889 shares repurchased as part of our publicly announced share repurchase program during the three month period ended March 30, 2024.
(2)The share price paid per share is exclusive of $0.2 for the three month period ended March 30, 2024, of commission and excise taxes associated with the share repurchase transactions.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Adoption of Amended and Restated Bylaws
(b) On January 31, 2024, the Board of Directors determined that it was in the best interests of the Company and its stockholders to amend and restate the Amended and Restated Bylaws of the Company, and by resolution authorized, approved and adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws became effective immediately. The Amended and Restated Bylaws, among other things, revised the procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at meetings of the stockholders of the Company, including, among other things, (i) incorporating the requirements of Rule 14a-19(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (including the statement of an intent to solicit the holders of shares representing at least 67% of the voting power of shares entitled to vote on the election of directors), and (ii) adding a requirement that a stockholder seeking to nominate one or more directors at an annual meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than eight business days prior to the annual meeting.
The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is attached as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference.

Equity Trading Plan Elections

(c) Certain executive officers and directors of the Company may execute purchases and sales of the Company’s common stock through 10b5-1 and non-Rule 10b5-1 equity trading plans.

On March 11, 2024, Peter Frayser, Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 35,000 shares of the Company’s common stock until March 10, 2025.

During the three month period ended March 30, 2024, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 7, 2021 (incorporated by reference to Exhibit 3.1 to Janus International Group, Inc.’s Form 8-K filed on June 11, 2021).

3.2
Amended and Restated Bylaws of Janus International Group, Inc., adopted as of January 31, 2024 (incorporated by reference to Exhibit 3.2 to Janus International Group, Inc.’s Form 8-K filed on February 1, 2024).

10.1***
Amendment No. 7 to First Lien Credit and Guarantee Agreement, dated April 30, 2024, by and among Janus International Group, LLC, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.'s Form 8-K filed on April 30, 2024).

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
*** Contains schedules and exhibits that have been omitted pursuant to Item 601(b) of Regulation S-K.
^ Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 9, 2024	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer