Form 10-Q
period 2024-06-29
Janus International Group, Inc.
filed 2024-08-07
CIK 1839839

Segment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, 145,322,228 shares of the Registrant’s common stock were outstanding.

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
These forward-looking statements include, but are not limited to, statements about our financial condition, results of operations, earnings outlook and prospects or regarding our or our management’s expectations, beliefs, intentions or strategies regarding the future, including our expectations regarding our revenues, cost of revenues, operating expenses, other operating results, and other key metrics, and our ability to meet previously announced earnings guidance with respect to the Company and/or its individual segments. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements after the date of this Report, except as required by law.
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
•general economic conditions, including the capital and credit markets, and adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints;
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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(dollar amounts in millions, except share and per share data - Unaudited)

	June 29, 2024	December 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$110.1	$171.7
Accounts receivable, less allowance for credit losses of $4.0 and $3.6, at June 29, 2024 and December 30, 2023, respectively	178.8	174.1
Contract assets	32.7	49.7
Inventories	50.8	48.4
Prepaid expenses	8.8	8.4
Other current assets	24.9	10.8
Total current assets	$406.1	$463.1
Property, plant and equipment, net	57.6	52.4
Right-of-use assets, net	52.5	50.9
Intangible assets, net	401.2	375.3
Goodwill	384.3	368.6
Deferred tax asset, net	31.1	36.8
Other assets	2.6	2.9
Total assets	$1,335.4	$1,350.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57.8	$59.8
Contract liabilities	25.5	26.7
Current maturities of long-term debt	7.3	7.3
Accrued expenses and other current liabilities	53.5	80.3
Total current liabilities	$144.1	$174.1
Long-term debt, net	585.8	607.7
Deferred tax liability, net	1.7	1.7
Other long-term liabilities	47.5	46.9
Total liabilities	$779.1	$830.4
STOCKHOLDERS’ EQUITY
Common stock, 825,000,000 shares authorized, $0.0001 par value, 147,194,938 and 146,861,489 shares issued at June 29, 2024 and December 30, 2023, respectively	$—	$—
Treasury stock, at cost, 1,886,228 and 34,297 shares as of June 29, 2024 and December 30, 2023, respectively	(26.9)	(0.4)
Additional paid-in capital	294.3	289.0
Accumulated other comprehensive loss	(3.3)	(2.9)
Retained earnings	292.2	233.9
Total stockholders’ equity	$556.3	$519.6
Total liabilities and stockholders’ equity	$1,335.4	$1,350.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(dollar amounts in millions, except share and per share data - Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
REVENUES
Product revenues	$205.8	$232.8	$420.9	$448.2
Service revenues	42.6	37.8	82.0	74.3
Total Revenues	$248.4	$270.6	$502.9	$522.5
Product cost of revenues	115.1	126.3	229.8	250.7
Service cost of revenues	24.3	28.0	53.7	55.6
Cost of Revenues	$139.4	$154.3	$283.5	$306.3
GROSS PROFIT	$109.0	$116.3	$219.4	$216.2
OPERATING EXPENSES
Selling and marketing	17.1	16.7	34.7	31.5
General and administrative	40.3	35.3	77.6	69.4
Operating Expenses	$57.4	$52.0	$112.3	$100.9
INCOME FROM OPERATIONS	$51.6	$64.3	$107.1	$115.3
Interest expense, net	(13.0)	(14.8)	(27.3)	(30.8)
Loss on extinguishment and modification of debt	(1.7)	—	(1.7)	—
Other income (expense)	0.2	(0.1)	0.2	(0.1)
INCOME BEFORE TAXES	$37.1	$49.4	$78.3	$84.4
Provision for Income Taxes	9.5	12.4	20.0	21.4
NET INCOME	$27.6	$37.0	$58.3	$63.0
Other Comprehensive Income (Loss)	$0.2	$0.6	$(0.4)	$1.3
COMPREHENSIVE INCOME	$27.8	$37.6	$57.9	$64.3

Weighted-average shares outstanding, basic and diluted (Note 14)
Basic	145,857,673	146,765,631	146,230,907	146,734,762
Diluted	146,435,123	146,772,157	146,740,667	146,762,029
Net income per share, basic and diluted (Note 14)
Basic	$0.19	$0.25	$0.40	$0.43
Diluted	$0.19	$0.25	$0.40	$0.43
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollar amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	146,703,894	$—	—	$—	$281.9	$(4.8)	$98.2	$375.3
Issuance of restricted units	—	—	58,790	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(18,520)	—	18,520	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.7	—	0.7
Net income	—	—	—	—	—	—	—	—	26.0	26.0
Balance as of April 1, 2023	—	$—	146,744,164	$—	18,520	$(0.2)	$283.7	$(4.1)	$124.2	$403.6
Issuance of restricted units	—	—	81,448	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(118)	—	118	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	—	—	—	37.0	37.0
Balance as of July 1, 2023	—	$—	146,825,494	$—	18,638	$(0.2)	$285.5	$(3.5)	$161.2	$443.0

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(dollar amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
Repurchase of common shares	—	—	(1,019,889)	—	1,019,889	(15.3)	—	—	—	(15.3)
Issuance of restricted units	—	—	163,309	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(57,696)	—	57,696	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	—	—	—	—	30.7	30.7
Balance as of March 30, 2024	—	$—	145,947,213	$—	1,111,882	$(16.6)	$290.9	$(3.5)	$264.6	$535.4
Repurchase of common shares	—	—	(753,667)	—	753,667	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	133,774	—	—	—	—	—	—	—
Issuance of common stock on exercise of stock options			2,069	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(20,679)	—	20,679	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	3.4	—	—	3.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.2	—	0.2
Net income	—	—	—	—	—	—	—	—	27.6	27.6
Balance as of June 29, 2024	—	$—	145,308,710	$—	1,886,228	$(26.9)	$294.3	$(3.3)	$292.2	$556.3
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollar amounts in millions - Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023

Cash Flows Provided By Operating Activities
Net Income	$58.3	$63.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	5.9	4.4
Noncash lease expense	3.6	3.0
Provision for inventory obsolescence	—	(0.8)
Amortization of intangibles	15.5	14.8
Deferred income taxes	5.7	—
Deferred finance fee amortization	1.4	2.2
Provision for losses on accounts receivable	0.5	0.8
Share-based compensation	5.3	3.6
Loss on equity investment	—	0.1
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	(2.7)	(0.9)
Contract assets	16.9	(10.8)
Prepaid expenses and other current assets	(13.7)	8.4
Inventories	(2.2)	9.1
Other assets	0.1	2.0
Accounts payable	(2.8)	3.2
Contract liabilities	(1.6)	(2.9)
Accrued expenses and other current liabilities	(27.4)	2.0
Other long-term liabilities	(3.2)	(4.6)
Net Cash Provided By Operating Activities	$59.6	$96.6
Cash Flows Used In Investing Activities
Purchases of property, plant, and equipment	$(10.3)	$(9.6)
Cash paid for acquisitions, net of cash acquired	(60.1)	(1.0)
Net Cash Used In Investing Activities	$(70.4)	$(10.6)
Cash Flows Used In Financing Activities
Principal payments on long-term debt	$(23.4)	$(54.0)
Principal payments under finance lease obligations	(1.0)	(0.3)
Payments for deferred financing fees	(0.2)	—
Cash paid for common shares withheld for taxes	(0.9)	—
Repurchase of common shares	(25.2)	—
Net Cash Used In Financing Activities	$(50.7)	$(54.3)
Effect of exchange rate changes on cash	$(0.1)	$0.6
Net (Decrease) Increase in Cash	$(61.6)	$32.3
Cash, Beginning of Period	$171.7	$78.4
Cash, End of Period	$110.1	$110.7
Supplemental Cash Flows Information
Interest paid	$39.0	$28.4
Income taxes paid	$24.3	$11.2
Cash paid for operating leases included in operating activities	$4.3	$4.1
Non-cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease obligations	$4.2	$—
Right-of-use assets obtained in exchange for finance lease obligations	$1.4	$2.1
RSU shares withheld included in accrued employee taxes	$0.2	$0.2
Excise taxes from common share repurchase included in accrued expenses	$0.3	$—
Capital expenditures in accounts payable	$0.6	$—
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
The Company is headquartered in Temple, GA with operations in the United States of America (“United States”) (“U.S.”), United Kingdom (“U.K.”), Australia, France, Canada, and Poland. The Company provides products and services through its two operating and reportable segments which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus International segment is comprised of Janus International Europe Holdings Ltd. (U.K.) (“JIE”), whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus Core together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”) Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.
The dollar amounts in the notes are shown in millions of dollars and rounded to the nearest million, unless otherwise noted, except for share and per share amounts.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the applicable rules and regulations of the SEC. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 29, 2024, and its results of operations, including its comprehensive income and stockholders’ equity for the three and six month periods ended June 29, 2024 and July 1, 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but may not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K, for the year ended December 30, 2023.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s joint venture is accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications had no effect on our previously reported results of operations or retained earnings.
In addition, the Company recorded a $2.5 out of period adjustment as a reduction in service cost of revenues with an offset to accounts payable, to adjust estimated contract costs to actual costs incurred on installation projects which were completed during the years 2017 to 2023.
Use of Estimates in the Consolidated Financial Statements
The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, inventory basis adjustments, the fair value of assets and liabilities related to acquisitions, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill, and assumptions used in the accounting for business combinations.

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
The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt is estimated using fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. The Company’s debt approximates its carrying amount as of June 29, 2024 and December 30, 2023 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 8 and 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of the Company’s debt). The Company also has investments in U.S. Treasury bills, which are classified as Level 1, short term investments due to the short-term nature of these instruments.
Significant Accounting Policies
The Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Cash and Cash Equivalents
Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. The Company has short-term, highly liquid investments classified as cash equivalents, which are invested in U.S. Treasury bills. Interest income on U.S. Treasury bills are offset against Interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income was $0.4 for the three and six month periods ended June 29, 2024.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The activity for the allowance for credit losses during the six month periods ended June 29, 2024 and July 1, 2023, is as follows:

Balance at December 30, 2023	$3.6
Write-offs	(0.1)
Provision for expected credit losses, net	0.5
Balance at June 29, 2024	$4.0

Balance at December 31, 2022	$4.6
Write-offs	—
Provision for expected credit losses, net	0.8
Balance at July 1, 2023	$5.4
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

The activity related to product warranty liabilities recorded in Accrued expenses and other current liabilities during the six month periods ended June 29, 2024 and July 1, 2023, is as follows:

Balance at December 30, 2023	$2.3
Aggregate changes in the product warranty liability	0.1
Balance at June 29, 2024	$2.4

Balance at December 31, 2022	$0.9
Aggregate changes in the product warranty liability	0.6
Balance at July 1, 2023	$1.5

Treasury Stock
We account for treasury stock under the cost method pursuant to the provisions of ASC 505-30, Treasury Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, common stock and additional paid-in capital, remain intact.
If the treasury shares are ever reissued in the future at a price higher than its cost, the difference will be recorded as a component of additional paid-in capital in our Unaudited Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference will be recorded as a component of additional paid-in capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in our Unaudited Condensed Consolidated Balance Sheets. If treasury stock is reissued in the future, a cost flow assumption will be adopted to compute excesses and deficiencies upon subsequent share re-issuance.
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of June 29, 2024, no customer accounted for more than 10% of the accounts receivable balance or more than 10% of revenues. For the three month period ended June 29, 2024, the Company had one vendor that accounted for 15% of all raw material and finished goods purchases. This vendor provides raw-materials to the Company which can be replaced by alternative vendors should the need arise.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Segments
The Company manages its operations through two operating and reportable segments: Janus North America and Janus International. These segments align the Company’s products and service offerings based on the geographic location between North America and International locations, which is consistent with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 16, Segments Information, for further detail.
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
Recently Issued Accounting Pronouncements
On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB ASC master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company does not believe this will have a material impact on the Company’s consolidated financial position or results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023. We are assessing the effect of this update on our Consolidated Condensed Financial Statements and believe the adoption of this standard could add material additional segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are assessing the effect of this update on our Consolidated Consolidated Financial Statements and related disclosures.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
3. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs (that approximate actual cost) determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced by the
Company are capitalized into inventories. The major components of inventories as of June 29, 2024 and December 30, 2023 are as follows:

	June 29, 2024	December 30, 2023
Raw materials	$37.0	$31.0
Work-in-process	0.4	1.4
Finished goods	13.4	16.0
Inventories	$50.8	$48.4
4. Property, Plant, and Equipment
Property, plant, and equipment as of June 29, 2024 and December 30, 2023 are as follows:

	Useful Life	June 29, 2024	December 30, 2023
Land	Indefinite	$4.5	$4.5
Building	39 years	2.4	2.5
Manufacturing machinery and equipment	3-7 years	48.3	43.5
Leasehold improvements	Over the shorter of the lease term or respective useful life	12.3	11.4
Computer and software	3 years	16.2	14.5
Furniture and fixtures, and vehicles	3-7 years	6.0	4.9
Construction in progress	—	8.5	6.2
		$98.2	$87.5
Less: accumulated depreciation		(40.6)	(35.1)
		$57.6	$52.4
Depreciation expense included in cost of revenues, was approximately $1.9 and $1.7 for the three month periods ended June 29, 2024 and July 1, 2023, respectively, and $3.8 and $3.3 for the six month periods ended June 29, 2024 and July 1, 2023, respectively. Depreciation expense included in operating expenses was $1.1 and $0.5 for the three month periods ended June 29, 2024 and July 1, 2023, respectively and $2.1 and $1.1 for the six month periods ended June 29, 2024 and July 1, 2023, respectively.
5. Business Combination
Terminal Door Asset Acquisition
On May 17, 2024, the Company, through its wholly owned subsidiary Terminal Door, LLC, acquired 100% of the business operations (the “T.M.C. Acquisition”) of Smith T.M.C., Inc., a Georgia corporation, Jerry O. Smith Company, LLC, a Georgia limited liability company, and J.O.S. Realty, Inc., a Georgia corporation (collectively, the “T.M.C. Sellers”). Pursuant to the asset purchase agreement for such acquisition, Terminal Door acquired substantially all assets of the T.M.C. Sellers related to the business of trucking terminal renovation, construction, remodeling, and maintenance. The Company accounted for this acquisition as a business combination.
For the three months ended June 29, 2024, the Company incurred approximately $0.8 of third-party acquisition costs in connection with the T.M.C. Acquisition. These expenses are included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
The Company is continuing its review of the fair value estimates for certain assets acquired in connection with the T.M.C. Acquisition, including intangible assets, and liabilities assumed. The final determination of the purchase price is pending calculations of working capital and other adjustments, and as such, the Company has not yet finalized its allocation of the purchase price.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the fair value of consideration transferred and the recognized amount of identified assets acquired, and liabilities assumed at the date of acquisition:

Segment	North America
Consideration transferred
Cash paid	$60.1
Less: estimated net working capital receivable	(0.7)
Total purchase consideration	$59.4
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	2.5
Inventory	0.2
Property and equipment	0.4
Identifiable intangible assets	41.5
Recognized amounts of identifiable liabilities assumed
Accounts payable	(0.4)
Contract liabilities	(0.5)
Total identifiable net assets	$43.7
Goodwill	15.7
Total net assets acquired	$59.4
The Company recognized goodwill related to the T.M.C. Acquisition of $15.7. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is expected to be deductible for tax purposes.
The following table sets forth the components of identifiable intangible assets acquired as of the date of the T.M.C. Acquisition, and the related weighted average amortization period:

	Fair Value	Weighted-Average Amortization Period (years)
Customer Relationships	$37.2	15
Tradename	1.6	5
Non-compete Agreement	2.7	5
Identifiable Intangible Assets	$41.5
Results of acquired operations
The results of the acquired operations of Terminal Door have been included in the Unaudited Condensed Consolidated Financial Statements of the Company since the acquisition date of May 17, 2024. For the period from May 17, 2024 through June 29, 2024, Terminal Door had contributed revenues of $4.0 and net income of $0.7.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
6. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets at June 29, 2024 and December 30, 2023, are as follows:

			June 29, 2024			December 30, 2023
	Original Useful Life (years)	Weighted-Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10-15	9.8	$445.7	$168.3	$277.4	$409.0	$154.1	$254.9
Tradenames and trademarks	Indefinite	Indefinite	107.5	—	107.5	107.5	—	107.5
Tradename	5	4.9	1.6	—	1.6	—	—	—
Software development	10-15	6.1	20.3	8.3	12.0	20.3	7.5	12.8
Noncompete agreements	3-8	5.1	3.0	0.3	2.7	0.3	0.2	0.1
		9.6	$578.1	$176.9	$401.2	$537.1	$161.8	$375.3
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include a loss of $0.1 and gain of $0.8 for the periods ended June 29, 2024 and December 30, 2023, respectively. The amortization of intangible assets is included in the general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization expense was approximately $8.0 and 7.4 for the three month periods ended June 29, 2024 and July 1, 2023, and $15.5 and $14.8 for the six month periods ended June 29, 2024 and July 1, 2023.

The changes in the carrying amounts of goodwill for the period ended June 29, 2024 were as follows:

	Janus North America	Janus International	Consolidated
Balance as of December 30, 2023	$357.0	$11.6	$368.6
Terminal Door Asset Acquisition	15.7	—	15.7
Balance as of June 29, 2024	$372.7	$11.6	$384.3
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of June 29, 2024 and December 30, 2023 are summarized as follows:

	June 29, 2024	December 30, 2023
Customer deposits	$20.7	$29.6
Employee compensation	14.0	20.2
Interest payable	0.4	13.2
Current operating lease liabilities	6.0	5.4
Sales tax payable	3.5	3.4
Accrued professional fees	0.6	0.7
Product warranties	2.4	2.3
Accrued freight	0.1	0.8
Other liabilities(1)	5.8	4.7
Total	$53.5	$80.3
(1) Other liabilities as of June 29, 2024 and December 30, 2023 consists of property tax, credit card and various other accruals.

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
The interest rate on the facility is based on a base rate, unless an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement) option is chosen by the Company. If the Adjusted Term SOFR Rate is elected, the interest computation is equal to the Adjusted Term SOFR Rate, which is subject to a 10 basis points flat credit spread adjustment (“CSA”) plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on excess availability (as of June 29, 2024, the SOFR Margin Rate was 1.25%). As of June 29, 2024 and December 30, 2023, the interest rate in effect for the facility was 6.69% and 6.76%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company accrues an unused commitment fee to the administrative agent at the varying rate of .25% to .38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC agreement.
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
Amortization of approximately $0.1 was recognized for both the three month periods ended June 29, 2024 and July 1, 2023, and $0.1 was recognized for both the six month periods ended June 29, 2024 and July 1, 2023. The unamortized portion of the fees as of both June 29, 2024 and December 30, 2023, was approximately $1.0 and $1.1, respectively. There were no borrowings outstanding on the line of credit as of June 29, 2024 and December 30, 2023.
As of June 29, 2024 and December 30, 2023, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of both June 29, 2024 and December 30, 2023 was approximately $124.6.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
9. Long-Term Debt
Long-term debt consists of the following:

	June 29, 2024	December 30, 2023
Note payable - First Lien	$600.0	$623.4
Financing leases	3.8	3.4
	$603.8	$626.8
Less: unamortized deferred finance fees	10.7	11.8
Less: current maturities	7.3	7.3
Total long-term debt	$585.8	$607.7

Notes Payable - First Lien - As a result of a credit rating upgrade in March 2024, the term agreement allowed the previous applicable margin rate to decrease from 3.25% to 3.00%. On April 18, 2024, the Company made a voluntary prepayment of $21.9 toward the certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). As a result of the prepayment, the Company expensed an additional $0.4 for pro-ration of the unamortized debt issuance costs that was amortizing over the expected life of the borrowing. The Company used cash on hand to make the voluntary prepayment.
On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a CSA rate of 0.1%. Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by the Company (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt was secured by substantially all of the Company’s business assets. There are no prepayment penalties if the Company makes voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of June 29, 2024, was 7.84%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%.
The Repricing Amendment was accounted for in accordance with ASC 470-50, “Debt - Modification and Extinguishment.” The First Lien Term Loan consists of a syndicate of lenders which were evaluated, for accounting purposes, as individual lenders. Certain lenders exited the Term Loan credit facility, which resulted in extinguishment accounting. There were $599.0 of borrowings held by lenders in the new agreement, that were also held by lenders in the First Lien Term Loan prior to the Repricing Amendment.
As a result, the Company wrote off an immaterial portion of unamortized debt financing costs associated with the First Lien Term Loan prior to the Repricing Agreement, that was deemed extinguished and recognized within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. In conjunction with the Repricing Amendment, the Company incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs, and were expensed within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
In conjunction with the Repricing Amendment, the Company incurred $0.2 of additional deferred finance costs, which will be amortized over the remaining term of the modified loan. Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $0.9 and $0.8 was recognized for the three month periods ended June 29, 2024 and July 1, 2023, respectively, and $1.3 and $2.1 was recognized for the six month periods ended June 29, 2024 and July 1, 2023, respectively, as a component of interest expense.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
10. Leases
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
The components of right-of-use (“ROU”) assets and lease liabilities were as follows:

(in millions)	Balance Sheet Classification	June 29, 2024	December 30, 2023
Assets:
Operating lease assets	Right-of-use assets, net	$48.5	$47.6
Finance lease assets	Right-of-use assets, net	4.0	3.3
Total leased assets		$52.5	$50.9
Liabilities:
Current:
Operating	Other accrued expenses	$6.0	$5.4
Financing	Current maturities of long-term debt	1.3	1.0
Noncurrent:
Operating	Other long-term liabilities	47.4	46.9
Financing	Long-term debt	2.5	2.4
Total lease liabilities		$57.2	$55.7
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$2.5	$2.1	$4.9	$4.3
Variable lease cost	0.1	0.2	0.3	0.3
Short-term lease cost	0.4	—	0.6	—
Finance lease cost:
Amortization of right-of-use assets	0.4	0.2	0.6	0.3
Interest on lease liabilities	—	0.1	0.1	0.1
Total lease cost	$3.4	$2.6	$6.5	$5.0
Other information related to leases was as follows:

	June 29, 2024	December 30, 2023
Weighted Average Remaining Lease Term (in years)
Operating Leases	8.36	8.85
Finance Leases	3.20	3.39
Weighted Average Discount Rate
Operating Leases	7.6%	7.6%
Finance Leases	8.0%	8.4%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As of June 29, 2024, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(in millions)
2024	$4.8
2025	9.7
2026	9.4
2027	8.3
2028	8.2
Thereafter	32.9
Total future lease payments	$73.3
Less: imputed interest	$(19.9)
Present value of future lease payments	$53.4
As of June 29, 2024, future minimum repayments of finance leases were as follows:

(in millions)
2024	$0.8
2025	1.5
2026	1.0
2027	0.8
2028	0.2
Thereafter	—
Total future lease payments	$4.3
Less: imputed interest	$(0.5)
Present value of future lease payments	$3.8
11. Income Taxes
The Company is taxed as a Corporation under Subchapter C, for U.S. income tax purposes and similar sections of the state income tax laws. The Company’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Poland, Canada and Australia, as necessary, and are included on the U.S. tax returns as pass-through entities, with the exception of Poland and Canada, which is shown on the U.S. tax return as a corporation and is not taxed in the U.S., The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs. The Company’s provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset.
During the three month periods ended June 29, 2024 and July 1, 2023, the Company recorded a total income tax provision of approximately $9.5 and $12.4 on pre-tax income of $37.1 and $49.4 resulting in an effective tax rate of 25.6% and 25.1%, respectively. During the six month periods ended June 29, 2024 and July 1, 2023, the Company recorded a total income tax provision of approximately $20.0 and $21.4 on pre-tax income of $78.3 and $84.4 resulting in an effective tax rate of 25.5% and 25.4%, respectively. For the three and six month periods ended June 29, 2024, effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences. For the three and six month periods ended July 1, 2023, effective rates were primarily impacted by statutory rate differentials, changes in estimated tax rates, and permanent differences.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
12. Revenue Recognition
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
Contract balances as of June 29, 2024 were as follows:

Revenues in excess of billings at December 30, 2023	$17.8
Unbilled receivables at December 30, 2023	31.9
Contract assets at December 30, 2023	$49.7

Revenues in excess of billings at June 29, 2024	$22.5
Unbilled receivables at June 29, 2024	10.2
Contract assets at June 29, 2024	$32.7

Contract liabilities at December 30, 2023	$26.7
Contract liabilities at June 29, 2024	$25.5
During the three and six month periods ended June 29, 2024, the Company recognized revenue of approximately $2.2 and $22.4, respectively, related to contract liabilities at December 30, 2023.
The Company derives subscription revenue from continued software support and through the Nokē Smart Entry System, a product which provides mobile access for tenants and remote monitoring and tracking for operators. We determine standalone selling price for recurring software revenue by using the adjusted market assessment approach. The recurring revenue recognized from the Nokē Smart Entry System, included in service revenues, for the three month periods ended June 29, 2024 and July 1, 2023 was $1.1 and $0.8, respectively and $1.7 and $1.2 for the six month periods ended June 29, 2024 and July 1, 2023, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and six month periods ended June 29, 2024 and July 1, 2023:
Revenue by Timing of Revenue Recognition

	Three Months Ended		Six Months Ended
Reportable Segments by Timing of Revenue Recognition	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Janus North America
Product revenues transferred at a point in time	$168.8	$193.4	$343.0	$363.0
Product revenues transferred over time	26.6	27.7	59.3	60.6
Service revenues transferred over time	35.4	28.6	69.0	56.6
	$230.8	$249.7	$471.3	$480.2
Janus International
Product revenues transferred at a point in time	$10.8	$12.0	$19.8	$25.1
Service revenues transferred over time	7.2	9.2	12.9	17.7
	$18.0	$21.2	$32.7	$42.8
Eliminations	$(0.4)	$(0.3)	$(1.1)	$(0.5)
Total Revenue	$248.4	$270.6	$502.9	$522.5

Revenue by Sales Channel

	Three Months Ended		Six Months Ended
Reportable Segments by Sales Channel Revenue Recognition	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Janus North America
Self Storage-New Construction	$95.5	$84.7	$199.7	$149.3
Self Storage-R3	58.7	77.7	127.0	160.1
Commercial and Others	76.6	87.3	144.6	170.8
	$230.8	$249.7	$471.3	$480.2
Janus International
Self Storage-New Construction	$15.2	$18.5	$27.6	$37.1
Self Storage-R3	2.8	2.7	5.1	5.7
	$18.0	$21.2	$32.7	$42.8
Eliminations	$(0.4)	$(0.3)	$(1.1)	$(0.5)
Total Revenue	$248.4	$270.6	$502.9	$522.5

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
13. Equity Compensation
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
The Company measures compensation expense for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the six month period ended June 29, 2024, the Company granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs, PSUs or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors. In connection with the equity awards, the share-based compensation expense was $3.4 and $1.8 for the three month periods ended June 29, 2024 and July 1, 2023, respectively, and $5.3 and $3.6 for the six month periods ended June 29, 2024 and July 1, 2023, respectively. The income tax benefit from share-based compensation was $0.5 and $0.3 for the three month periods ended June 29, 2024 and July 1, 2023, respectively and $0.9 and $0.7 for the six month periods ended June 29, 2024 and July 1, 2023, respectively.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the six month period ended June 29, 2024 is as follows:

(dollar amounts in millions, except share and per share data)
	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 30, 2023	944,810	$10.6
Granted	1,373,124	14.4
Vested	(297,083)	10.2
Forfeited	(36,198)	12.0
Unvested, outstanding at June 29, 2024	1,984,653	$13.3
Share-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $2.5 and $0.9 for the three month periods ended June 29, 2024 and July 1, 2023, respectively, and $3.6 and $1.6 for the six month periods ended June 29, 2024 and July 1, 2023, respectively. As of June 29, 2024, there was an aggregate of $23.6 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 2.2 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s three-year cumulative adjusted EBITDA. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs. PSUs are subject to a three-year performance cliff-vesting period.
PSUs activity for the six month period ended June 29, 2024 is as follows:

(dollar amounts in millions, except share and per share data)
	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 30, 2023	482,014	$10.0
Granted	232,702	14.8
Vested	—	—
Forfeited	(41,008)	10.4
Unvested, outstanding at June 29, 2024 (1)	673,708	$11.6
(1) This number excludes 242,353 performance stock units, which represents the incremental number of units that would be issued based on performance results from previously-granted PSU awards.
Share-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $0.7 for both the three month periods ended June 29, 2024 and July 1, 2023, and $1.3 and $1.6 for the six month periods ended June 29, 2024 and July 1, 2023, respectively. As of

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
June 29, 2024, there was an aggregate of $4.4 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 2.1 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant. The actual payout of the 2022 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 28, 2024. As of June 29, 2024, the Company deemed the estimate of the PSUs granted in fiscal year ended December 31, 2022 to be issued at 200% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2023 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025. As of June 29, 2024, the Company deemed the estimate of the PSUs granted in the six month periods ended June 29, 2024 to be issued at 95% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2024 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2024, through December 26, 2026. As of June 29, 2024, the Company deemed the estimate of the PSUs granted in the six month period ended June 29, 2024 to be issued at 90% of target, and have reflected such estimates within the share-based compensation expense.
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
Stock option activity for the six month period ended June 29, 2024 is as follows:

(dollar amounts in millions, except share and per share data)	Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price, per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Vested not exercised at December 30, 2023	175,175	$4.5	$9.4	8.3	$0.6

Unvested, outstanding at December 30, 2023	544,350	$4.5	$9.4	8.4	$2.0
Granted	—	—	—	—	—
Exercised	(2,069)	—	9.5	—	—
Vested	(113,252)	4.5	—	7.8	0.4
Forfeited	(29,835)	5.1	10.2	8.4	0.1
Unvested, outstanding at June 29, 2024	399,194	$4.4	$9.3	7.9	$1.4
Vested not exercised at June 29, 2024	286,358	$4.5	$9.4	7.9	$0.9
Share-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $0.2 for both of the three month periods ended June 29, 2024 and July 1, 2023, and $0.4 for both of the six month periods ended June 29, 2024 and July 1, 2023. Total unamortized share-based compensation expense related to the unvested stock options as of June 29, 2024, was approximately $1.4, which the Company expects to amortize over a weighted-average period of 1.8 years.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
14. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the six month periods ended June 29, 2024 and July 1, 2023, dilutive potential common shares include stock options and unvested restricted stock units. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and six month periods ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
(in millions, except share and per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income attributable to common stockholders	$27.6	$37.0	$58.3	$63.0
Denominator:
Weighted average number of shares:
Basic	145,857,673	146,765,631	146,230,907	146,734,762
Adjustment for dilutive securities	577,450	6,526	509,760	27,267
Diluted	146,435,123	146,772,157	146,740,667	146,762,029
Basic net income per share attributable to common stockholders	$0.19	$0.25	$0.40	$0.43
Diluted net income per share attributable to common stockholders	$0.19	$0.25	$0.40	$0.43
15. Share Repurchase Program
On February 28, 2024, the Company announced that the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. As of June 29, 2024, $74.9 is remaining under the share repurchase program. There was no repurchase program in place in the three and six month periods ended July 1, 2023.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for Janus for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the three and six month periods ended June 29, 2024:

(in millions, except share and per share data)	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Number of shares repurchased	753,667	1,773,556
Share repurchase cost (including excise taxes)	$10.1	$25.4

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
16. Segments Information
The Company operates its business and reports its results through two reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting. The Janus International segment is comprised of JIE, with its production and sales located largely in Europe. The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, DBCI, ACT, Janus Door, U.S. Door, Steel Door Depot, Janus Canada and Terminal Door.

Summarized financial information for the Company’s segments is shown in the following tables:

(dollar amounts in tables in millions)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue
Janus North America	$230.8	$249.7	$471.3	$480.2
Janus International	18.0	21.2	32.7	42.8
Intersegment eliminations	(0.4)	(0.3)	(1.1)	(0.5)
Consolidated Revenue	$248.4	$270.6	$502.9	$522.5
Income (Loss) From Operations
Janus North America	$51.0	$61.5	$107.2	$110.2
Janus International	0.6	2.8	(0.1)	5.1
Total Segment Operating Income	$51.6	$64.3	$107.1	$115.3
Depreciation Expense
Janus North America	$2.7	$2.0	$5.3	$3.9
Janus International	0.3	0.2	0.6	0.5
Consolidated Depreciation Expense	$3.0	$2.2	$5.9	$4.4
Amortization of Intangible Assets
Janus North America	$7.5	$7.1	$14.6	$14.2
Janus International	0.5	0.3	0.9	0.6
Consolidated Amortization Expense	$8.0	$7.4	$15.5	$14.8
Purchases of property, plant, and equipment
Janus North America	$3.8	$3.2	$7.4	$8.3
Janus International	1.9	0.3	2.9	1.3
Consolidated purchases of property, plant, and equipment	$5.7	$3.5	$10.3	$9.6

	June 29, 2024	December 30, 2023
Property, Plant, and Equipment, Net
Janus North America	$49.3	$46.4
Janus International	8.3	6.0
Consolidated Property, Plant, and Equipment, Net	$57.6	$52.4
Identifiable Assets
Janus North America	$1,315.6	$1,328.7
Janus International	69.9	70.0
Intersegment Eliminations	(50.1)	(48.7)
Consolidated Assets	$1,335.4	$1,350.0
Assets held at foreign locations were approximately $72.9 and $70.5 as of June 29, 2024 and December 30, 2023, respectively. Revenues earned at foreign locations totaled approximately $18.0 and $21.2 for the three month periods ended June 29, 2024 and July 1, 2023, respectively, and $32.7 and $42.8 for the six month periods ended June 29, 2024 and July 1, 2023, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
17. Restructuring
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

The Company’s restructuring expenses are comprised of the following:

(dollar amounts in tables in millions)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Severance and termination benefits	$0.2	$0.1	$0.6	$0.2
Legal, consulting, and other costs	0.1	0.1	0.1	0.6
Total Restructuring Charges	$0.3	$0.2	$0.7	$0.8

The following table summarizes the changes in the Company’s accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Balance at December 31, 2022	$—
Restructuring charges	0.8
Payments	(0.8)
Balance at July 1, 2023	$—

Balance at December 30, 2023	$—
Restructuring charges	0.7
Payments	(0.3)
Balance at June 29, 2024	$0.4
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $0.2 as of both June 29, 2024 and December 30, 2023. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $0.3 and $0.5 as of June 29, 2024 and December 30, 2023, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $0.3 as of both June 29, 2024 and December 30, 2023. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $1.9 and $2.4 as of June 29, 2024 and December 30, 2023, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
19. Related Party Transactions
For the three month periods ended June 29, 2024 and July 1, 2023, there were no material related party transactions.

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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and six month periods ended June 29, 2024 and July 1, 2023.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three and six month periods ended June 29, 2024 and July 1, 2023. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at June 29, 2024, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Estimates: This section identifies and summarizes those accounting estimates that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a global manufacturer and supplier of turn-key self-storage, commercial, and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, Poland, United Kingdom, and Australia. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large Real Estate Investment Trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and restore, rebuild, replace (R3) of self-storage facilities.
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (together with each of its operating subsidiaries, “Janus Core”), Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”).
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
Commercial light duty steel roll-up doors are designed for applications that require less frequent and less demanding operations. Janus offers heavy duty commercial grade steel doors (minimized dead-load, or constant weight of the curtain itself) perfect for warehouses, commercial buildings, and terminals, designed with a higher gauge and deeper guides, which combat the heavy scale of use with superior strength and durability. Janus also offers rolling steel doors known for minimal maintenance and easy installation with, but not limited to, the following options for: commercial slat doors, heavy duty service doors, fire doors, fire rated counter shutters, insulated service doors, counter shutters and grilles. Following the T.M.C. Acquisition (hereinafter defined), our business expanded to provide trucking terminal renovation, construction, remodeling, and maintenance services to trucking customers in the Southeast United States.
Executive Overview
Janus’s financials reflect the result of the execution of our operational and corporate strategy to penetrate the self-storage, commercial and industrial storage markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. Janus is a bespoke provider of products and solutions for our clients.
•Revenues decreased to $248.4 for the three months period ending June 29, 2024 compared to $270.6 for the three months period ending July 1, 2023.

•Net income decreased to $27.6 for the three months period ending June 29, 2024, compared to $37.0 for the three months period ending July 1, 2023.

•Adjusted EBITDA decreased to $64.5 for the three months period ending June 29, 2024 compared to $74.0 for the three months period ending July 1, 2023.

•Cash flows from operations of $59.6 and free cash flow of $49.3 were generated for the six months period ending June 29, 2024 compared to $96.6 cash flows from operations and $87.0 free cash flow for the six months period ending July 1, 2023.

•Common stock worth $10.1 was repurchased in the three months ended June 29, 2024, which was 0.75 million shares as part of our previously announced $100.0 share repurchase program.

•Long-Term Debt to Net Income ratio was 4.6x as of June 29, 2024 and December 30, 2023. Net leverage ratio increased to 1.7x for as of June 29, 2024, up from 1.6x as of December 30, 2023.

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
Acquisitions
Our accretive M&A strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation. Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth.
On May 17, 2024, the Company, through its wholly owned subsidiary Terminal Door, acquired 100% of the business operations (the “T.M.C. Acquisition”) of Smith T.M.C., Inc., a Georgia corporation, Jerry O.Smith Company, LLC, a Georgia limited liability company, and J.O.S. Realty, Inc., a Georgia corporation (collectively, the “T.M.C. Sellers”). Pursuant to the asset purchase agreement for such acquisition, Terminal Door acquired substantially all the assets of the T.M.C. Sellers related to the business of trucking terminal renovation, construction, remodeling, and maintenance for total consideration of $59.4.
Human Capital
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, management believes that headcount reflects Janus’s operational status, indicating whether the business is expanding or contracting. We expect a continued rise in our workforce as we expand our operations. As of June 29, 2024, and July 1, 2023, the headcount was 2,386 employees (including 430 temporary employees) and 2,385 employees (including 585 temporary employees), respectively.
Key Performance Measures
Management evaluates the performance of its reportable segments based on the revenue of services and products, gross profit, operating margins, and cash from business operations. We use Adjusted EBITDA, which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. Please see the section “Non-GAAP Financial Measures” below for further discussion of this financial measure, including the reasons why we use such financial measures and reconciliations of such financial measures to the nearest GAAP financial measures.
The following table sets forth key performance measures for the three and six month periods ended June 29, 2024 and July 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
Total Revenue	$248.4	$270.6	$(22.2)	(8.2)%
Adjusted EBITDA	$64.5	$74.0	$(9.5)	(12.8)%
Adjusted EBITDA (% of revenue)	26.0%	27.3%		(1.3)%

(dollar amounts in tables in millions)	Six Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
Total Revenue	$502.9	$522.5	$(19.6)	(3.8)%
Adjusted EBITDA	$130.8	$135.2	$(4.4)	(3.3)%
Adjusted EBITDA (% of revenue)	26.0%	25.9%		0.1%

Total revenue decreased by $22.2 or 8.2% for the three month period ended June 29, 2024 compared to the three month period ended July 1, 2023, and decreased by $19.6 or 3.8% for the six month period ended June 29, 2024 compared to the six month period ended July 1, 2023. The $26.2 organic revenue decline for the three months ended June 29, 2024 is attributed to an approximately 50% decline in volume and an approximately 50% decline in pricing. The organic decline was partially offset by $4.0 in inorganic revenue from the T.M.C. Acquisition.
Adjusted EBITDA decreased by $9.5 or 12.8% for the three month period ended June 29, 2024 compared to the three month period ended July 1, 2023, and decreased by $4.4 or 3.3% for the six month period ended June 29, 2024 compared to the six month period ended July 1,

2023, primarily due to decreased revenue as noted above, yielding a lower margin, and increased operating expenses due to the investment in the Atlanta software center, partially offset by inorganic revenue and EBITDA from the T.M.C. Acquisition.

Adjusted EBITDA as a percentage of revenue decreased 130 bps for the three month period ended June 29, 2024, and was consistent for the six month period ended June 29, 2024. The decrease in Adjusted EBITDA in the three month period ended June 29, 2024, was primarily due to decreased revenue, yielding a decline in margin, coupled with increase in operating expenses from the build out of the Atlanta service center, and a decline in leveraging our fixed costs. . (See “Non-GAAP Financial Measures” section).
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
We have presented results of operations, including the related discussion and analysis for:
•The thirteen week period ended June 29, 2024 compared to the thirteen week period ended July 1, 2023.
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
Service Revenues. Service revenues reflect installation services to customers for steel facilities, steel roll-up and swing doors, hallway systems, and relocatable storage units which is recognized over time based on the satisfaction of our performance obligation. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and R3 of damaged, or end-of-life products or rebranding of facilities due to market consolidation. Service revenues also include trucking terminal renovation, construction, remodeling, and maintenance services to trucking customers.
Service obligations are primarily short term and completed within a one-year time period. We expect our service revenue to increase as we add new customers and our existing customers continue to add more and more content per square foot.
Product Cost of Revenues. Product costs of revenues includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations, depreciation on certain assets, as well as other overhead and indirect costs. Our product cost of revenues includes warranty costs, excess and obsolete inventory charges, shipping costs, cost of spare or replacement parts, and an allocated portion of overhead costs, including depreciation. Product costs of revenues also include all costs affiliated with erecting a self storage facility for our customers. We expect our product cost of revenues to correlate to our product revenues.
Service Cost of Revenues. Cost of services includes third-party installation subcontractor costs directly associated with the installation of our products. We expect our service cost of revenues to correlate to our service revenues.
Selling and Marketing Expense. Selling expenses consist primarily of compensation and benefits of employees engaged in selling activities as well as related travel, advertising, and trade shows/conventions. We expect selling expenses to correlate to overall revenues, with some deviations for strategic investments.
General and Administrative Expense. General and administrative (“G&A”) expenses are comprised primarily of expenses relating to back office employee compensation and benefits, travel, meals and entertainment expenses as well as depreciation on certain assets, and amortization. We expect general and administrative expenses to correlate to overall revenues, with some deviations for strategic investments.
Interest Expense, net. Consists of interest expense on short-term and long-term debt and amortization on deferred financing fees (see Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional information), partially offset by interest income earned on U.S. Treasury bills.

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

Results of Operations
For the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
REVENUES
Product revenues(1)	$205.8	$232.8	$(27.0)	(11.6)%
Service revenues	42.6	37.8	4.8	12.7%
Total Revenues	$248.4	$270.6	$(22.2)	(8.2)%
Product cost of revenues	115.1	126.3	(11.2)	(8.9)%
Service cost of revenues	24.3	28.0	(3.7)	(13.2)%
Cost of Revenues	$139.4	$154.3	$(14.9)	(9.7)%
GROSS PROFIT	$109.0	$116.3	$(7.3)	(6.3)%
OPERATING EXPENSES
Selling and marketing	17.1	16.7	0.4	2.4%
General and administrative	40.3	35.3	5.0	14.2%
Operating Expenses	$57.4	$52.0	$5.4	10.4%
INCOME FROM OPERATIONS	$51.6	$64.3	$(12.7)	(19.8)%
Interest expense, net	(13.0)	(14.8)	1.8	(12.2)%
Loss on extinguishment and modification of debt	(1.7)	—	(1.7)	—%
Other income (income)	0.2	(0.1)	0.3	100.0%
INCOME BEFORE TAXES	$37.1	$49.4	$(12.3)	(24.9)%
Provision for Income Taxes	9.5	12.4	(2.9)	(23.4)%
NET INCOME	$27.6	$37.0	$(9.4)	(25.4)%

(dollar amounts in tables in millions)	Six Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
REVENUES
Product revenues(1)	$420.9	$448.2	$(27.3)	(6.1)%
Service revenues	82.0	74.3	7.7	10.4%
Total Revenues	$502.9	$522.5	$(19.6)	(3.8)%
Product cost of revenues	229.8	250.7	(20.9)	(8.3)%
Service cost of revenues	53.7	55.6	(1.9)	(3.4)%
Cost of Revenues	$283.5	$306.3	$(22.8)	(7.4)%
GROSS PROFIT	$219.4	$216.2	$3.2	1.5%
OPERATING EXPENSES
Selling and marketing	34.7	31.5	3.2	10.2%
General and administrative	77.6	69.4	8.2	11.8%
Operating Expenses	$112.3	$100.9	$11.4	11.3%
INCOME FROM OPERATIONS	$107.1	$115.3	$(8.2)	(7.1)%
Interest expense, net	(27.3)	(30.8)	3.5	(11.4)%
Loss on extinguishment and modification of debt	(1.7)	—	(1.7)	—%
Other income (income)	0.2	(0.1)	0.3	100.0%
INCOME BEFORE TAXES	$78.3	$84.4	$(6.1)	(7.2)%
Provision for Income Taxes	20.0	21.4	(1.4)	(6.5)%
NET INCOME	$58.3	$63.0	$(4.7)	(7.5)%

Revenues (Dollar amounts in tables in millions)

	Three Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$205.8	$232.8	$(27.0)	(11.6)%	$—	$(27.0)	(11.6)%
Service revenues	42.6	37.8	4.8	12.7%	4.0	$0.8	2.1%
Total	$248.4	$270.6	$(22.2)	(8.2)%	$4.0	$(26.2)	(9.7)%

	Six Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$420.9	$448.2	$(27.3)	(6.1)%	$—	(27.3)	(6.1)%
Service revenues	82.0	74.3	7.7	10.4%	4.0	3.7	5.0%
Total	$502.9	$522.5	$(19.6)	(3.8)%	$4.0	$(23.6)	(4.5)%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
Total revenue decreased by $22.2 or 8.2% for the three month period ended June 29, 2024 compared to the three month period ended July 1, 2023, and decreased by $19.6 or 3.8% for the six month period ended June 29, 2024 compared to the six month period ended July 1, 2023. The $26.2 organic revenue decline for the three months ended June 29, 2024 is attributed to an approximately 50% decline in volume and an approximately 50% decline in price. The organic decline was partially offset by $4.0 in inorganic revenue from the T.M.C. Acquisition.
The following table and discussion compares Janus’s sales by sales channel:

(dollar amounts in tables in millions)	Three Months Ended				Variance
Consolidated	June 29, 2024	% of sales	July 1, 2023	% of sales	$	%
New Construction - Self Storage	$110.7	44.6%	$103.2	38.1%	$7.5	7.3%
R3 - Self Storage	61.5	24.8%	80.4	29.7%	(18.9)	(23.5)%
Self Storage	172.2	69.4%	183.6	67.8%	(11.4)	(6.2)%

Commercial and Other	76.2	30.6%	87.0	32.2%	(10.8)	(12.4)%
Total	$248.4	100.0%	$270.6	100.0%	$(22.2)	(8.2)%

(dollar amounts in tables in millions)	Six Months Ended				Variance
Consolidated	June 29, 2024	% of sales	July 1, 2023	% of sales	$	%
New Construction - Self Storage	$227.3	45.2%	$186.4	35.7%	$40.9	21.9%
R3 - Self Storage	132.1	26.3%	165.8	31.7%	(33.7)	(20.3)%
Self Storage	359.4	71.5%	352.2	67.4%	7.2	2.0%

Commercial and Other	143.5	28.5%	170.3	32.6%	(26.8)	(15.7)%
Total	$502.9	100.0%	$522.5	100.0%	$(19.6)	(3.8)%
New construction sales increased by $7.5 or 7.3% and $40.9 or 21.9% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The increase was due to continued elevated occupancy rates as compared to historical long-term averages at existing facilities and continued demand for capacity additions through greenfield sites.
R3 sales decreased by $18.9 or 23.5% and $33.7 or 20.3% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The R3 sales decrease was approximately 80% attributed to a decline in facility expansion and retail big-box conversion activity.
Commercial and other sales decreased by $10.8 or 12.4% and $26.8 or 15.7% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, due to a volume decline for rolling sheet doors in the carports and sheds market and market declines in demand affecting the commercial steel roll up door market.

Cost of Revenues and Gross Margin (dollar amounts in tables in millions)

	Three Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$115.1	$126.3	$(11.2)	(8.9)%	$—	$(11.2)	(8.9)%
Service cost of revenues	24.3	28.0	(3.7)	(13.2)%	2.8	$(6.5)	(23.2)%
Cost of Revenues	$139.4	$154.3	$(14.9)	(9.7)%	$2.8	$(17.7)	(11.5)%

	Six Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$229.8	$250.7	$(20.9)	(8.3)%	$—	$(20.9)	(8.3)%
Service cost of revenues	53.7	55.6	(1.9)	(3.4)%	2.8	$(4.7)	(8.5)%
Cost of Revenues	$283.5	$306.3	$(22.8)	(7.4)%	$2.8	$(25.6)	(8.4)%
The cost of revenues decreased by $14.9 or 9.7% and $22.8 or 7.4% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The decrease in product cost of revenues of $11.2 and $20.9 for the three and six month periods ended June 29, 2024, respectively, is primarily attributable to the decline in revenue volume. The decrease in service cost of revenues of $3.7 and $1.9 for the three and six month periods ended June 29, 2024, respectively, is due to a $2.5 out of period adjustment, offset by the increase in service cost of revenues needed to support the increase in service revenues.
Operating Expenses - Selling and marketing
Selling and marketing expense increased $0.4 or 2.4% and $3.2 or 10.2% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023. The increase for the three and six month periods is due to an increase in outside professional services.
Operating Expenses - General and administrative
General and administrative expenses increased $5.0 or 14.2% and $8.2 or 11.8% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023. The increase for the three and six months is primarily due to additional payroll for the Atlanta software center, normalized run rate of share-based compensation having 3 years of grants included in the expense, and professional services related to M&A activity.
Interest Expense, net
Interest expense decreased $1.8 or 12.2% and $3.5 or 11.4% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively, primarily due to voluntary debt repayments of $21.9 million during the six month period ended June 29, 2024 and $85.3 million during the year ended December 30, 2023 as well as the Repricing Agreement in April 2024, and the investment in U.S. Treasury bills which resulted in interest income of $0.4 for the three and six month periods ended June 29, 2024. (See “Liquidity and Capital Resources” section).
Income Taxes
Income tax expense decreased by $2.9 or 23.4% and $1.4 or 6.5% from $12.4 and $21.4 for the three and six month periods ended July 1, 2023, respectively, to $9.5 and $20.0 expense for the three and six month periods ended June 29, 2024, respectively, due to decrease in income before taxes.
Net Income
The $9.4 or 25.4% and $4.7 or 7.5% decrease in net income for three and six month periods ended June 29, 2024 as compared to the three and six month periods ended July 1, 2023, respectively, is largely due to a decrease in revenues and increase in operating expenses partially offset by a decrease in cost of revenues for the three and six month periods ended June 29, 2024.

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
Results of Operations - Janus North America
For the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	June 29, 2024	July 1, 2023
			$	%
REVENUES
Product revenues	$195.4	$221.1	$(25.7)	(11.6)%
Service revenues	35.4	28.6	6.8	23.8%
Total revenues	$230.8	$249.7	$(18.9)	(7.6)%
Product cost of revenues	107.3	118.8	(11.5)	(9.7)%
Service cost of revenues	19.4	21.5	(2.1)	(9.8)%
Cost of Revenues	$126.7	$140.3	$(13.6)	(9.7)%
GROSS PROFIT	$104.1	$109.4	$(5.3)	(4.8)%
OPERATING EXPENSES
Selling and marketing	16.1	16.0	0.1	0.6%
General and administrative	37.0	31.9	5.1	16.0%
Operating Expenses	$53.1	$47.9	$5.2	10.9%
INCOME FROM OPERATIONS	$51.0	$61.5	$(10.5)	(17.1)%

(dollar amounts in tables in millions)	Six Months Ended		Variance
	June 29, 2024	July 1, 2023
			$	%
REVENUES
Product revenues	$402.3	$423.5	$(21.2)	(5.0)%
Service revenues	69.0	56.7	12.3	21.7%
Total revenues	$471.3	$480.2	$(8.9)	(1.9)%
Product cost of revenues	216.3	234.9	(18.6)	(7.9)%
Service cost of revenues	43.8	42.5	1.3	3.1%
Cost of Revenues	$260.1	$277.4	$(17.3)	(6.2)%
GROSS PROFIT	$211.2	$202.8	$8.4	4.1%
OPERATING EXPENSES
Selling and marketing	32.7	29.9	2.8	9.4%
General and administrative	71.3	62.7	8.6	13.7%
Operating Expenses	$104.0	$92.6	$11.4	12.3%
INCOME FROM OPERATIONS	$107.2	$110.2	$(3.0)	(2.7)%

Revenue

(dollar amounts in tables in millions)	Three Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$195.4	$221.1	$(25.7)	(11.6)%	$—	$(25.7)	(11.6)%
Service revenues	35.4	28.6	6.8	23.8%	4.0	$2.8	9.8%
Total	$230.8	$249.7	$(18.9)	(7.6)%	$4.0	$(22.9)	(9.2)%

(dollar amounts in tables in millions)	Six Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$402.3	$423.5	$(21.2)	(5.0)%	$—	$(21.2)	(5.0)%
Service revenues	69.0	56.7	12.3	21.7%	4.0	$8.3	14.6%
Total	$471.3	$480.2	$(8.9)	(1.9)%	$4.0	$(12.9)	(2.7)%
Total revenue decreased by $18.9 or 7.6% and $8.9 or 1.9% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The $22.9 organic revenue decline for the three months ended June 29, 2024 is attributed to an approximately 50% decline in volume and an approximately 50% decline in price. The organic decline was partially offset by $4.0 of inorganic revenue from the T.M.C. Acquisition.

The following tables and discussion compares Janus North America sales by sales channel.

(dollar amounts in tables in millions)	Three Months Ended				Variance
	June 29, 2024	% of Total Sales	July 1, 2023	% of Total Sales
					$	%
New Construction - Self Storage	$95.5	41.4%	$84.7	33.9%	$10.8	12.8%
R3 - Self Storage	58.7	25.4%	77.7	31.1%	(19.0)	(24.5)%
Self Storage	154.2	66.8%	162.4	65.0%	(8.2)	(5.0)%

Commercial and Other	76.6	33.2%	87.3	35.0%	(10.7)	(12.3)%
Total	$230.8	100.0%	$249.7	100.0%	$(18.9)	(7.6)%

(dollar amounts in tables in millions)	Six Months Ended				Variance
	June 29, 2024	% of Total Sales	July 1, 2023	% of Total Sales
					$	%
New Construction - Self Storage	$199.7	42.4%	$149.3	31.1%	$50.4	33.8%
R3 - Self Storage	127.0	26.9%	160.1	33.3%	(33.1)	(20.7)%
Self Storage	326.7	69.3%	309.4	64.4%	17.3	5.6%

Commercial and Other	144.6	30.7%	170.8	35.6%	(26.2)	(15.3)%
Total	$471.3	100.0%	$480.2	100.0%	$(8.9)	(1.9)%
New Construction sales increased by $10.8 or 12.8% and $50.4 or 33.8% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The increase was due to continued elevated occupancy rates as compared to historical long-term averages at existing facilities and continued demand for capacity additions through greenfield sites.
R3 sales decreased by $19.0 or 24.5% and $33.1 or 20.7% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The R3 sales decrease was approximately 80% attributed to a decline in facility expansion and retail big-box conversion activity.
Commercial and Other sales decreased by $10.7 or 12.3% and $26.2 or 15.3% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively, due to a volume decline for rolling sheet doors in the carports and sheds market and market declines in demand affecting the commercial steel roll up door market.

Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$107.3	$118.8	$(11.5)	(9.7)%	$—	$(11.5)	(9.7)%
Service cost of revenues	19.4	21.5	(2.1)	(9.8)%	2.8	(4.9)	(22.8)%
Cost of Revenues	$126.7	$140.3	$(13.6)	(9.7)%	$2.8	$(16.4)	(11.7)%

(dollar amounts in tables in millions)	Six Months Ended		Variance		Variance Breakdown
	June 29, 2024	July 1, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$216.3	$234.9	$(18.6)	(7.9)%	$—	$(18.6)	(7.9)%
Service cost of revenues	43.8	42.5	(1.3)	(3.1)%	2.8	(4.1)	(9.6)%
Cost of Revenues	$260.1	$277.4	$(17.3)	(6.2)%	$2.8	$(22.7)	(8.2)%
The $13.6 or 9.7% and $17.3 or 6.2% decrease in cost of revenues for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively, is primarily due to the decrease in product cost of revenues of $11.5 and $18.6 which, in turn, is primarily attributable to the decline in product revenues. The decrease in service cost of revenues of $2.1 and $1.3 for the three and six month periods ended June 29, 2024, respectively, is due to a $2.5 out of period adjustment, offset by the increase in service cost of revenues needed to support the increase in service revenues.
Operating Expenses - Selling and marketing
Selling and marketing expenses increased $0.1 or 0.6% and $2.8 or 9.4% from $16.0 and $29.9 for the three and six month periods ended July 1, 2023 to $16.1 and $32.7 for the three and six month periods ended June 29, 2024, respectively. The increase for the three and six month periods is due to an increase in outside professional services.
Operating Expenses - General and administrative
General and administrative expenses increased $5.1 or 16.0% and $8.6 or 13.7% for the six month period ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively, primarily due to additional payroll for the Atlanta software center, normalized run rate of share-based compensation having three years of grants included in the expense, and professional services related to M&A activity.
Income from Operations
Income from operations decreased by $10.5 or 17.1% and $3.0 or 2.7% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively, primarily due to an decrease in revenue yielding a decline in margin along with an increase in selling and general and administrative expenses.

INTERNATIONAL
Results of Operations - Janus International - For the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
REVENUE
Product revenues	$10.8	$12.0	$(1.2)	(10.0)%
Service revenues	7.2	9.2	(2.0)	(21.7)%
Total revenues	$18.0	$21.2	$(3.2)	(15.1)%
Product cost of revenues	8.3	7.8	0.5	6.4%
Service cost of revenues	4.8	6.5	(1.7)	(26.2)%
Cost of Revenues	$13.1	$14.3	$(1.2)	(8.4)%
GROSS PROFIT	$4.9	$6.9	$(2.0)	(29.0)%
OPERATING EXPENSES
Selling and marketing	1.1	0.7	0.4	57.1%
General and administrative	3.2	3.4	(0.2)	(5.9)%
Operating Expenses	$4.3	$4.1	$0.2	4.9%
INCOME FROM OPERATIONS	$0.6	$2.8	$(2.2)	(78.6)%

(dollar amounts in tables in millions)	Six Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
REVENUE
Product revenues	$19.8	$25.2	$(5.4)	(21.4)%
Service revenues	12.9	17.6	(4.7)	(26.7)%
Total revenues	$32.7	$42.8	$(10.1)	(23.6)%
Product cost of revenues	14.6	16.3	(1.7)	(10.4)%
Service cost of revenues	9.9	13.1	(3.2)	(24.4)%
Cost of Revenues	$24.5	$29.4	$(4.9)	(16.7)%
GROSS PROFIT	$8.2	$13.4	$(5.2)	(38.8)%
OPERATING EXPENSES
Selling and marketing	2.0	1.6	0.4	25.0%
General and administrative	6.3	6.7	(0.4)	(6.0)%
Operating Expenses	$8.3	$8.3	$—	—%
(LOSS) INCOME FROM OPERATIONS	$(0.1)	$5.1	$(5.2)	(102.0)%
International Revenue

(dollar amounts in tables in millions)	Three Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
Product revenues	$10.8	$12.0	$(1.2)	(10.0)%
Service revenues	7.2	9.2	(2.0)	(21.7)%
Total	$18.0	$21.2	$(3.2)	(15.1)%

	Six Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
Product revenues	$19.8	$25.2	$(5.4)	(21.4)%
Service revenues	12.9	17.6	(4.7)	(26.7)%
Total	$32.7	$42.8	$(10.1)	(23.6)%
The $3.2 or 15.1% and $10.1 or 23.6% decrease in revenue for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively, is due to a decline in volume as a result of the U.K. recessionary period.

The following table illustrates the sales by channel for the three and six month periods ended June 29, 2024 and July 1, 2023.

(dollar amounts in tables in millions)	Three Months Ended				Variance
	June 29, 2024	% of Total Sales	July 1, 2023	% of Total Sales	$	%
New Construction - Self Storage	$15.2	84.4%	$18.5	87.3%	$(3.3)	(17.8)%
R3 - Self Storage	2.8	15.6%	2.7	12.7%	0.1	3.7%
Total	$18.0	100.0%	$21.2	100.0%	$(3.2)	(15.1)%

(dollar amounts in tables in millions)	Six Months Ended				Variance
	June 29, 2024	% of Total Sales	July 1, 2023	% of Total Sales	$	%
New Construction - Self Storage	$27.6	84.4%	$37.1	86.7%	$(9.5)	(25.6)%
R3 - Self Storage	5.1	15.6%	5.7	13.3%	(0.6)	(10.5)%
Total	$32.7	100.0%	$42.8	100.0%	$(10.1)	(23.6)%

New Construction sales decreased by $3.3 or 17.8% and $9.5 or 25.6% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The decrease is due to a decline in volume as a result of the U.K. recessionary period.
R3 sales increased by $0.1 or 3.7% and decreased by $0.6 or 10.5% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively.
International Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
Product cost of revenues	$8.3	$7.8	$0.5	6.4%
Service cost of revenues	4.8	6.5	(1.7)	(26.2)%
Cost of Revenues	$13.1	$14.3	$(1.2)	(8.4)%

(dollar amounts in tables in millions)	Six Months Ended		Variance
	June 29, 2024	July 1, 2023	$	%
Product cost of revenues	$14.6	$16.3	$(1.7)	(10.4)%
Service cost of revenues	9.9	13.1	(3.2)	(24.4)%
Cost of Revenues	$24.5	$29.4	$(4.9)	(16.7)%
Cost of revenues decreased by $1.2 or 8.4% and $4.9 or 16.7% for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023, respectively. The decrease in cost of revenues is primarily due to a decrease in sales volume.
(Loss) Income from Operations
Income from operations decreased from $2.8 to $0.6 for the three month period ended June 29, 2024, and from $5.1 income from operations to a $0.1 loss from operations for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023. The decrease for the period is primarily due to a decrease in sales volume.

Results of Operations - Eliminations
Eliminations include transactions to account for intersegment activity. The eliminations necessary to arrive at consolidated financial information activity for the three and six month periods ended June 29, 2024 and July 1, 2023 are as follows:

Revenues

(dollar amounts in tables in millions)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
North America Segment revenues before eliminations	$230.8	$249.7	$471.3	$480.2
International Segment revenues before eliminations	18.0	21.2	32.7	42.8
Intersegment eliminations	(0.4)	(0.3)	(1.1)	(0.5)
Consolidated total revenues	$248.4	$270.6	$502.9	$522.5

Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
North America Segment cost of revenues before eliminations	$126.7	$140.3	$260.1	$277.4
International Segment cost of revenues before eliminations	13.1	14.3	24.5	29.4
Intersegment eliminations	(0.4)	(0.3)	(1.1)	(0.5)
Consolidated total cost of revenues	$139.4	$154.3	$283.5	$306.3

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
Financial Policy
Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments, (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings and (iii) repurchases of common stock.
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
Debt Profile (dollar amounts in table in millions)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					June 29, 2024	December 30, 2023
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	7.84%(2)	$600.0	$623.4
Financing leases					3.8	3.4
Total principal debt					$603.8	$626.8
Less: unamortized deferred finance fees					10.7	11.8
Less: current portion of long-term debt					7.3	7.3
Long-term debt, net of current portion					$585.8	$607.7
(1)Represents the original issuance date for the certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). Subsequent to the original issuance of the First Lien Term Loan, the Company has amended the First Lien Term Loan on a number of occasions, including most recently on April 30, 2024 when the Company completed a repricing pursuant to the Repricing Amendment described below.
(2)The interest rate on the Repricing Amendment as of June 29, 2024, was 7.84%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.50%.
As of June 29, 2024 and December 30, 2023, the Company maintained one letter of credit totaling approximately $0.4, on which there were no balances due.
First Lien Term Loan - In April 2024, the Company made a voluntary prepayment of $21.9 toward the certain First Lien Term Loan. The Company used cash on hand to make the voluntary prepayment.
On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to that certain First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.0% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the SOFR rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a CSA rate of 0.1%. Interest is payable in arrears (with respect to base rate loans) or at the end of an interest period selected by the Company (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The interest rate on the First Lien Term Loan as of June 29, 2024, was 7.84%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%. In conjunction with the Repricing Amendment, the Company incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs and were expensed within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated

Statement of Operations and Comprehensive Income. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
Revolving Credit Facility - The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat credit spread adjustment (CSA). There was no outstanding balance on the line of credit as of June 29, 2024. As of June 29, 2024, the interest rate in effect for the facility was 6.69%. The line of credit is secured by accounts receivable and inventories. See Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
The LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 29, 2024, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
Statement of cash flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Six month period ended June 29, 2024 compared to the six month period ended July 1, 2023:

	June 29, 2024	July 1, 2023	Variance
(dollar amounts in tables in millions)			$	%
Net cash provided by operating activities	$59.6	$96.6	$(37.0)	(38.3)%
Net cash used in investing activities	(70.4)	(10.6)	(59.8)	564.2%
Net cash used in financing activities	(50.7)	(54.3)	3.6	(6.6)%
Effect of foreign currency rate changes on cash	(0.1)	0.6	(0.7)	(116.7)%
Net (decrease) increase in cash	$(61.6)	$32.3	$(93.9)	(290.7)%
Net cash provided by operating activities
Net cash provided by operating activities decreased by $37.0 for the six month period ended June 29, 2024 as compared to the six month period ended July 1, 2023. This decrease is due to a $42.1 decrease from the changes in net working capital balances, partially offset by $5.1 of net income adjusted for non-cash items.
Net cash used in investing activities
Net cash used in investing activities increased by $59.8 for the six month period ended June 29, 2024 as compared to the six month period ended July 1, 2023. The increase in cash used was primarily due to an acquisition of a cash transaction which resulted in $60.1 of cash used.
Net cash used in financing activities
Net cash used in financing activities decreased by $3.6 for the period ended June 29, 2024 as compared to the period ended July 1, 2023. This decrease was primarily due to a decrease in debt principal payments of $30.6, from $54.0 payments in the six-month period ending July 1, 2023 compared to a $23.4 payments in the six months period ending June 29, 2024. The decrease in debt pay down was offset by executing on our share repurchase program of $25.2.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by Janus to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. EBITDA is earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
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
The following table present a reconciliation of Net Income to Adjusted EBITDA for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	June 29, 2024	July 1, 2023
			$	%
Net Income	$27.6	$37.0	$(9.4)	(25.4)%
Interest, net	13.0	14.8	(1.8)	(12.2)%
Income taxes	9.5	12.4	(2.9)	(23.4)%
Depreciation	3.0	2.2	0.8	36.4%
Amortization	8.0	7.4	0.6	8.1%
EBITDA*	$61.1	$73.8	$(12.7)	(17.2)%
Restructuring charges[1]	0.3	0.2	0.1	50.0%
Acquisition expense[2]	1.4	—	1.4	100.0%
Loss on extinguishment and modification of debt[3]	1.7	—	1.7	100.0%
Adjusted EBITDA*	$64.5	$74.0	$(9.5)	(12.8)%

(dollar amounts in tables in millions)	Six Months Ended		Variance
	June 29, 2024	July 1, 2023
			$	%
Net Income	$58.3	$63.0	$(4.7)	(7.5)%
Interest, net	27.3	30.8	(3.5)	(11.4)%
Income taxes	20.0	21.4	(1.4)	(6.5)%
Depreciation	5.9	4.4	1.5	34.1%
Amortization	15.5	14.8	0.7	4.7%
EBITDA*	$127.0	$134.4	$(7.4)	(5.5)%
Restructuring charges[1]	0.7	0.8	(0.1)	(12.5)%
Acquisition expense[2]	1.4	—	1.4	100.0%
Loss on extinguishment and modification of debt[3]	1.7	—	1.7	100.0%
Adjusted EBITDA*	$130.8	$135.2	$(4.4)	(3.3)%

(1)Restructuring charges consist of the following: 1) facility relocations, and 2) severance and hiring costs associated with our strategic transformation, including executive leadership team changes, strategic business assessment and transformation projects.
(2)Income or expenses related to various professional fees and legal settlements from acquisition activities.
(3)Adjustment for loss on extinguishment and modification of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in April 2024.
*Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

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
The following table presents a reconciliation of Net Income to Adjusted Net Income for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Income	$27.6	$37.0	$58.3	$63.0
Net Income Adjustments(1)	3.4	0.2	3.8	0.8
Tax Effect on Net Income Adjustments(2)	(0.9)	(0.1)	(1.0)	(0.2)
Non-GAAP Adjusted Net Income*	$30.1	$37.1	$61.1	$63.6
(1)Net Income Adjustments for the three months ended June 29, 2024 include $0.3 restructuring charges, $1.4 acquisition expenses, and $1.7 loss on extinguishment and modification of debt. Net Income adjustments for the six months ended June 29, 2024 include $0.7 restructuring charges, $1.4 acquisition expenses and $1.7 loss on extinguishment and modification of debt. Refer to the Adjusted EBITDA table above for further details.
(2)The effective tax rates of 25.6% and 25.1% were used for the three months ended June 29, 2024 and July 1, 2023, respectively. The effective tax rates of 25.5% and 25.4% were used for the six months ended June 29, 2024 and July 1, 2023, respectively.
*Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

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
The following table presents a reconciliation of cash flows provided by operating activities to free cash flow for the periods indicated:

(dollar amounts in tables in millions)	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flow from operating activities	$59.6	$96.6
Less: capital expenditure	(10.3)	(9.6)
Free cash flow*	$49.3	$87.0

Non-GAAP Adjusted Net Income*	$61.1	$63.6

Free cash flow conversion of Non-GAAP Adjusted Net Income*	81%	137%
*Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.
Net Leverage Ratio
The Company uses the net leverage ratio as a metric to assess liquidity and the flexibility of its balance sheet. Consistent with other liquidity metrics, the Company monitors the net leverage ratio as a measure to determine the appropriate level of debt the Company believes is optimal to operate its business, and accordingly, to quantify debt capacity available for strengthening the balance sheet for strategic capital allocation and deployment through investments in the business, and for returning capital to the shareholders. The net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by cash to our trailing four-quarter consolidated EBITDA.
The following table presents a reconciliation of Long-Term Debt to Net Debt and Long-Term Debt to Net Income Ratio to Net Leverage Ratio for the periods indicated:

(dollar amounts in tables in millions)	June 29, 2024	December 30, 2023
Note payable - First Lien	$600.0	$623.4
Less: Cash	110.1	171.7
Net Debt*	$489.9	$451.7

Net Income (Trailing Twelve-Month periods ended)(1)	$131.1	$135.7
Adjusted EBITDA (Trailing Twelve-Month periods ended)(2)	$281.3	$285.6

Long-Term Debt to Net Income	4.6	4.6
Non-GAAP Net Leverage Ratio*	$1.7	$1.6
(1) Trailing Twelve-months Net Income for the period ended June 29, 2024 consists of the sum of Net Income as reported in the Company’s Quarterly and Annual Reports, as applicable of $37.0, $35.8, $30.7, and $27.6 for the periods ended September 30,2023, December 30, 2023, March 30, 2024, and June 29, 2024, respectively. Trailing Twelve-months Net Income for the period ended December 30, 2023 is Net Income as reported in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.
(2) Trailing Twelve-months Adjusted EBITDA for the period ended June 29, 2024 consists of the sum of Adjusted EBITDA as reported in the Company’s Quarterly or Annual Reports, as applicable of $76.2, $74.3, $66.3, and $64.5 for the three month periods ended September 30,2023, December 30, 2023, March 30, 2024, and June 29, 2024, respectively. Trailing Twelve-month Adjusted EBITDA for the period ended December 30, 2023 is Adjusted EBITDA as reported in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.
*Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of June 29, 2024, our outlook and current debt ratings are as follows:

	S&P	Moody’s
Corporate	B+	Ba3
Senior secured long-term debt(1)	BB-	Ba3
Outlook	Positive	Positive
(1) A credit rating is not a recommendation to buy, sell or hold securities. Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.
Contractual Obligations
Summarized below are our contractual obligations as of June 29, 2024 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in millions):

	Total	2024	2025-2026	2027-2028	Thereafter
Debt obligations	$600.0	$3.0	$12.0	$12.0	$573.0
Finance lease obligations	3.8	0.7	2.2	0.9	—
Supply contracts (1)	5.2	5.2	—	—	—
Operating lease obligations	53.4	3.5	14.0	12.0	23.9
Total	$662.4	$12.4	$28.2	$24.9	$596.9

(1)Supply contracts relate to the multiple fixed price agreements.
Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First term loan has a maturity date of August 3, 2030. (See Note 9, Long-Term Debt, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).
Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of thirteen real property leases with expiration dates ranging from 2029 – 2036. Finance and operating lease obligations are presented net of imputed interest. (See Note 10, Leases, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further a discussion of future lease payments).
The table above does not include warranty liabilities because it is not certain when these liabilities will be funded and because they are considered immaterial.
In addition to the contractual obligations and commitments listed and described above, the Company also had another commitment for which it is contingently liable as of June 29, 2024 and December 30, 2023 consisting of an outstanding letter of credit of $0.4.
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

Recently Issued Accounting Standards
See Note 2 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in exposures to market risk since December 30, 2023. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 18 to the Unaudited Condensed Consolidated Financial Statements, in this Form 10-Q, which is incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the six month period ended June 29, 2024:

(dollar amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
December 31, 2023 - January 30, 2024	—	$—	—	$—
January 31, 2024 - March 1, 2024	—	$—	—	$—
March 2, 2024 - March 30, 2024	1,019,889	$14.84	1,019,889	$84.9
March 31, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 30, 2024	—	$—	—	$—
May 31, 2024 - June 29, 2024	753,667	$13.26	753,667	$74.9
Total	1,773,556	$14.17	1,773,556	$74.9
(1)On February 28, 2024, the Company announced that the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100.0 million of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. There were 753,667 and 1,773,556 shares repurchased as part of our publicly announced share repurchase program during the three and six month periods ended June 29, 2024.
(2)The share price paid per share is exclusive of $0.1 and $0.3 for the three and six month periods ended June 29, 2024, of commission and excise taxes associated with the share repurchase transactions.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Equity Trading Plan Elections

(c) Certain executive officers and directors of the Company may execute purchases and sales of the Company’s common stock through 10b5-1 and non-Rule 10b5-1 equity trading plans.

During the three month period ended June 29, 2024, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 24, 2024 (incorporated by reference to Exhibit 3.1 to Janus International Group, Inc.’s Form 8-K filed on June 24, 2024).

3.2
Amended and Restated Bylaws of Janus International Group, Inc., adopted as of January 31, 2024 (incorporated by reference to Exhibit 3.1 to Janus International Group, Inc.’s Form 8-K filed on February 1, 2024).

10.1***
Amendment No. 7 to First Lien Credit and Guarantee Agreement, dated April 30, 2024, by and among Janus Intermediate, LLC, Janus International Group, LLC, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.'s Form 8-K filed on April 30, 2024).

10.2***
Asset Purchase Agreement, dated May 17, 2024 by and among Terminal Door, LLC and Smith T.M.C., Inc. Jerry O. Smith Company, LLC, J.O.S. Realty, Inc., and David Scot Smith (incorporated by reference to Exhibit 10.1 to Janus International Group, Inc.’s Form 8-K filed on May 20, 2024).

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
*** Contains schedules and exhibits that have been omitted pursuant to Item 601(a) and/or Item 601(b) of Regulation S-K.
^ Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	August 7, 2024	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer