Form 10-Q
period 2024-09-28
Janus International Group, Inc.
filed 2024-11-01
CIK 1839839

egment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, 141,074,679 shares of the Registrant’s common stock were outstanding.

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
•litigation and regulatory enforcement risks, including the diversion of management’s time and attention and the additional costs and demands on Janus’s resources;
•general economic conditions, including the capital and credit markets, and adverse macroeconomic conditions, including unemployment, inflation, fluctuating interest rates, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints;
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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(amounts in millions, except share and per share data - Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$102.1	$171.7
Accounts receivable, less allowance for credit losses of $11.9 and $3.6, as of September 28, 2024 and December 30, 2023, respectively	160.8	174.1
Contract assets	25.3	49.7
Inventories	54.5	48.4
Prepaid expenses	9.0	8.4
Other current assets	23.6	10.8
Total current assets	$375.3	$463.1
Property, plant and equipment, net	58.4	52.4
Right-of-use assets, net	51.1	50.9
Intangible assets, net	392.0	375.3
Goodwill	383.9	368.6
Deferred tax assets, net	28.9	36.8
Other assets	5.4	2.9
Total assets	$1,295.0	$1,350.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52.1	$59.8
Contract liabilities	21.1	26.7
Current maturities of long-term debt	7.3	7.3
Accrued expenses and other current liabilities	53.7	80.3
Total current liabilities	$134.2	$174.1
Long-term debt, net	586.1	607.7
Deferred tax liabilities, net	1.8	1.7
Other long-term liabilities	46.3	46.9
Total liabilities	$768.4	$830.4
STOCKHOLDERS’ EQUITY
Common stock, 825,000,000 shares authorized, $0.0001 par value, 147,234,872 and 146,861,489 shares issued as of September 28, 2024 and December 30, 2023, respectively	$—	$—
Treasury stock, at cost, 6,160,579 and 34,297 shares as of September 28, 2024 and December 30, 2023, respectively	(72.5)	(0.4)
Additional paid-in capital	296.2	289.0
Accumulated other comprehensive loss	(1.1)	(2.9)
Retained earnings	304.0	233.9
Total stockholders’ equity	$526.6	$519.6
Total liabilities and stockholders’ equity	$1,295.0	$1,350.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in millions, except share and per share data - Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
REVENUES
Product revenues	$175.9	$237.8	$596.8	$686.0
Service revenues	54.2	42.3	136.2	116.6
Total revenues	$230.1	$280.1	$733.0	$802.6
Product cost of revenues	102.6	129.7	332.5	380.4
Service cost of revenues	36.3	31.3	89.9	86.9
Cost of revenues	$138.9	$161.0	$422.4	$467.3
GROSS PROFIT	$91.2	$119.1	$310.6	$335.3
OPERATING EXPENSES
Selling and marketing	17.1	17.7	51.8	49.2
General and administrative	44.6	34.9	122.2	104.3
Impairment	2.8	$—	2.8	$—
Operating expenses	$64.5	$52.6	$176.8	$153.5
INCOME FROM OPERATIONS	$26.7	$66.5	$133.8	$181.8
Interest expense, net	(11.6)	(14.5)	(38.9)	(45.3)
Loss on extinguishment and modification of debt	—	(3.9)	(1.7)	(3.9)
Other income	—	1.3	0.2	1.1
INCOME BEFORE TAXES	$15.1	$49.4	$93.4	$133.7
Provision for income taxes	3.3	12.4	23.3	33.7
NET INCOME	$11.8	$37.0	$70.1	$100.0
Other comprehensive income (loss)	2.2	(1.7)	1.8	(0.4)
COMPREHENSIVE INCOME	$14.0	$35.3	$71.9	$99.6

Weighted-average shares outstanding, basic and diluted (Note 14)
Basic	143,666,406	146,827,175	145,376,074	146,765,567
Diluted	144,281,252	146,993,865	145,920,863	146,839,308
Net income per share, basic and diluted (Note 14)
Basic	$0.08	$0.25	$0.48	$0.68
Diluted	$0.08	$0.25	$0.48	$0.68
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	146,703,894	$—	—	$—	$281.9	$(4.8)	$98.2	$375.3
Issuance of restricted units	—	—	58,790	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(18,520)	—	18,520	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.7	—	0.7
Net income	—	—	—	—	—	—	—	—	26.0	26.0
Balance as of April 1, 2023	—	$—	146,744,164	$—	18,520	$(0.2)	$283.7	$(4.1)	$124.2	$403.6
Issuance of restricted units	—	—	81,448	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(118)	—	118	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.6	—	0.6
Net income	—	—	—	—	—	—	—	—	37.0	37.0
Balance as of July 1, 2023	—	$—	146,825,494	$—	18,638	$(0.2)	$285.5	$(3.5)	$161.2	$443.0
Issuance of restricted units	—	—	3,733	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(1,195)	—	1,195	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	1.8	—	—	1.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	—	—	—	—	—	37.0	37.0
Balance as of September 30, 2023	—	$—	146,828,032	$—	19,833	$(0.2)	$287.3	$(5.2)	$198.2	$480.1

Janus International Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
Repurchase of common shares	—	—	(1,019,889)	—	1,019,889	(15.3)	—	—	—	(15.3)
Issuance of restricted units	—	—	163,309	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(57,696)	—	57,696	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	—	—	—	—	30.7	30.7
Balance as of March 30, 2024	—	$—	145,947,213	$—	1,111,882	$(16.6)	$290.9	$(3.5)	$264.6	$535.4
Repurchase of common shares	—	—	(753,667)	—	753,667	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	133,774	—	—	—	—	—	—	—
Issuance of common stock on exercise of stock options			2,069	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(20,679)	—	20,679	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	3.4	—	—	3.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.2	—	0.2
Net income	—	—	—	—	—	—	—	—	27.6	27.6
Balance as of June 29, 2024	—	$—	145,308,710	$—	1,886,228	$(26.9)	$294.3	$(3.3)	$292.2	$556.3
Repurchase of common shares	—	—	(4,265,363)	—	4,265,363	(45.5)	—	—	—	(45.5)
Issuance of restricted units	—	—	39,934	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(8,988)	—	8,988	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—		—	—	—	—	2.2	—	2.2
Net income	—	—	—	—	—	—	—	—	11.8	11.8
Balance as of September 28, 2024	—	$—	141,074,293	$—	6,160,579	$(72.5)	$296.2	$(1.1)	$304.0	$526.6
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities
Net income	$70.1	$100.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	8.9	6.6
Noncash lease expense	5.6	4.7
Provision for inventory obsolescence	0.2	1.4
Amortization of intangibles	23.7	22.3
Deferred income taxes	7.9	—
Deferred finance fee amortization	1.9	3.1
Provision for expected losses on accounts receivable	8.6	(0.7)
Share-based compensation	7.2	5.4
Impairment	2.8	—
Loss on extinguishment of debt	—	1.6
Loss on equity investment	—	0.1
Loss on sale of property, plant, and equipment	—	0.1
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	7.3	(14.9)
Contract assets	24.5	(12.1)
Prepaid expenses and other current assets	(13.3)	9.8
Inventories	(5.7)	12.0
Other assets	0.4	0.1
Accounts payable	(8.6)	3.6
Contract liabilities	(6.3)	(3.6)
Accrued expenses and other current liabilities	(27.5)	11.0
Other long-term liabilities	(5.1)	(4.0)
Net cash provided by operating activities	$102.6	$146.5
Investing activities
Purchases of property, plant, and equipment	$(14.0)	$(13.5)
Cash paid for acquisitions, net of cash acquired	(59.4)	(1.0)
Payment for equity-method investment	(2.5)	—
Proceeds from sale of property, plant and equipment	—	0.1
Net cash used in investing activities	$(75.9)	$(14.4)
Financing activities
Principal payments on long-term debt	$(23.4)	$(426.9)
Proceeds from long-term debt	—	337.6
Principal payments under finance lease obligations	(1.4)	(0.5)
Payments for deferred financing fees	(0.2)	(11.2)
Cash paid for common stock withheld for taxes	(1.2)	—
Repurchase of common stock	(70.2)	—
Net cash used in financing activities	$(96.4)	$(101.0)
Effect of exchange rate changes on cash	$0.1	$0.2
Net (decrease) increase in cash	$(69.6)	$31.3
Cash, beginning of period	$171.7	$78.4
Cash, end of period	$102.1	$109.7
Supplemental cash flows information
Interest paid	$47.5	$38.9
Income taxes paid	$26.5	$22.5
Cash paid for operating leases included in operating activities	$6.6	$6.2
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$4.2	$4.5
Right-of-use assets obtained in exchange for finance lease obligations	$1.6	$2.4
RSU shares withheld included in accrued employee taxes	$0.1	$0.2
Excise taxes from common share repurchase included in accrued expenses	$0.7	$—
Capital expenditures in accounts payable	$0.2	$—
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
The Company is headquartered in Temple, GA with operations in the United States of America (“United States” or “U.S.”), United Kingdom (“U.K.”), Australia, France, Canada, and Poland. The Company provides products and services through its two operating and reportable segments, which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”) Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). The Janus International segment is comprised of Janus International Europe Holdings Ltd. (U.K.) (“JIE”), whose production and sales are largely in Europe and Australia. The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.
The dollar amounts in the notes are shown in millions of dollars and rounded to the nearest tenth of a million, unless otherwise noted, except for share and per share amounts.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the applicable rules and regulations of the SEC. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 28, 2024, and its results of operations, including its comprehensive income and stockholders’ equity for the three and nine month periods ended September 28, 2024 and September 30, 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but may not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Company’s Annual Report on Form 10-K, for the year ended December 30, 2023.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s joint ventures are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications had no effect on our previously reported results of operations or retained earnings.
In addition, for the nine month period ended September 28, 2024, the Company recorded a $2.5 out of period adjustment as a reduction in service cost of revenues with an offset to accounts payable, to adjust estimated contract costs to actual costs incurred on installation projects which were completed during the years 2017 to 2023. No adjustments were recorded for the three month period ended September 28, 2024.
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
Items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, inventory basis adjustments, the fair value of assets and liabilities, and assumptions related to business combinations, the recognition and valuation of unit-based compensation arrangements, the useful lives of property and equipment, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill.

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
The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt is estimated using fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. The Company’s debt approximates its carrying amount as of September 28, 2024 and December 30, 2023 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 8 and 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of the Company’s debt). Cash equivalents are highly liquid investments purchased three months or less from maturity.
Significant Accounting Policies
The Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Cash and Cash Equivalents
Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. The Company has short-term, highly liquid investments classified as cash and cash equivalents. Interest income on cash equivalents are offset against Interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income was $0.8 and $1.2 for the three and nine month periods ended September 28, 2024, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily arise from the sale of products and services to customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. Additionally, accounts receivable are stated at estimated net realizable value, net of allowance for credit losses, which is based on the Company’s assessment of the collectability of customer accounts.
During the third quarter, we received notice that a customer was planning to file a petition for bankruptcy. In addition, given the overall change in market conditions and a higher interest rate environment, we experienced certain payment delays from a number of customers, yielding an additional increase in the provision for expected losses, totaling $8.1 and $8.6 for the three and nine months ending September 28, 2024, respectively.

The activity for the allowance for credit losses during the nine month periods ended September 28, 2024 and September 30, 2023, is as follows:

(dollar amounts in millions)
Balance at December 30, 2023	$3.6
Write-offs	(0.3)
Provision for expected credit losses, net	8.6
Balance at September 28, 2024	$11.9

Balance at December 31, 2022	$4.5
Write-offs	—
Provision for expected credit losses, net	(0.7)
Balance at September 30, 2023	$3.8

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
The activity related to product warranty liabilities recorded in Accrued expenses and other current liabilities during the nine month periods ended September 28, 2024 and September 30, 2023, is as follows:
(dollar amounts in millions)

Balance at December 30, 2023	$2.3
Aggregate changes in the product warranty liability	—
Balance at September 28, 2024	$2.3

Balance at December 31, 2022	$0.9
Aggregate changes in the product warranty liability	1.0
Balance at September 30, 2023	$1.9
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
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and European regions. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of September 28, 2024, no customer accounted for more than 10% of the accounts receivable balance or more than 10% of revenues. For the three and nine month periods ended September 28, 2024, the Company had one vendor that accounted for 16% and 17%, respectively, of all raw material and finished goods purchases. This vendor provides raw-materials to the Company which can be sourced by alternative vendors should the need arise.
Segments
The Company manages its operations through two operating and reportable segments: Janus North America and Janus International. These segments align the Company’s products and service offerings based on the geographic location between North America and International locations, which is consistent with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and evaluates the Company’s operations. The CODM allocates resources and evaluates the financial performance of each operating segment. The Company’s segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 16, Segments Information, for further details.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are assessing the effect of this update on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
3. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs (that approximate actual cost) determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced by the Company are capitalized into inventories. The major components of inventories as of September 28, 2024 and December 30, 2023 are as follows:

(dollar amounts in millions)	September 28, 2024	December 30, 2023
Raw materials	$40.0	$31.0
Work-in-process	0.5	1.4
Finished goods	14.0	16.0
Inventories	$54.5	$48.4
4. Property, Plant, and Equipment
Property, plant, and equipment as of September 28, 2024 and December 30, 2023 are as follows:

(dollar amounts in millions)	Useful Life	September 28, 2024	December 30, 2023
Land	Indefinite	$4.5	$4.5
Building	39 years	2.5	2.5
Manufacturing machinery and equipment	3-7 years	50.2	43.5
Leasehold improvements	Over the shorter of the lease term or respective useful life	12.7	11.4
Computer and software	3 years	16.5	14.5
Furniture and fixtures, and vehicles	3-7 years	6.1	4.9
Construction in progress	—	9.6	6.2
		$102.1	$87.5
Less: accumulated depreciation		(43.7)	(35.1)
		$58.4	$52.4
Depreciation expense included in cost of revenues, was approximately $2.0 and $1.7 for the three month periods ended September 28, 2024 and September 30, 2023, respectively, and $5.7 and $5.1 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively. Depreciation expense included in operating expenses was $1.0 and $0.5 for the three month periods ended September 28, 2024 and September 30, 2023, respectively and $3.2 and $1.5 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively.
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
For the nine months ended September 28, 2024, the Company incurred approximately $1.1 of third-party acquisition costs in connection with the T.M.C. Acquisition. These expenses are included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the fair value of consideration transferred and the recognized amount of identified assets acquired, and liabilities assumed at the date of acquisition:

(dollar amounts in millions)
Segment	North America
Consideration transferred
Cash paid	$59.4
Total purchase consideration	$59.4
Recognized amounts of identifiable assets acquired
Accounts receivable	$2.5
Inventory	0.2
Property and equipment	0.4
Identifiable intangible assets	42.5
Recognized amounts of identifiable liabilities assumed
Accounts payable	(0.4)
Contract liabilities	(0.5)
Total identifiable net assets	44.7
Goodwill	14.7
Total net assets acquired	$59.4
The Company recognized goodwill related to the T.M.C. Acquisition of $14.7. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is expected to be deductible for tax purposes.
The following table sets forth the components of identifiable intangible assets acquired as of the date of the T.M.C. Acquisition, and the related weighted average amortization period:

(dollar amounts in millions)	Fair Value	Weighted-Average Amortization Period (years)
Customer relationships	$38.1	15
Tradename	1.7	5
Non-compete agreement	2.7	5
Identifiable intangible assets	$42.5
Results of Acquired Operations
The results of the acquired operations of Terminal Door have been included in the Unaudited Condensed Consolidated Financial Statements of the Company since the acquisition date of May 17, 2024.
For the three month period ended September 28, 2024, Terminal Door contributed revenues of $13.7 and net income of $2.4. For the period from May 17, 2024 through September 28, 2024, Terminal Door contributed revenues of $17.7 and net income of $2.9.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
6. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets at September 28, 2024 and December 30, 2023, are as follows:

(dollar amounts in millions)			September 28, 2024			December 30, 2023
	Original Useful Life (years)	Weighted-Average Amortization period (years)	Gross Carrying Amount [1]	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10-15	8.9	$447.5	$176.4	$271.1	$409.0	$154.1	$254.9
Tradenames and trademarks	Indefinite	Indefinite	105.0	—	105.0	107.5	—	107.5
Tradename	5	4.6	1.7	0.1	1.6	—	—	—
Software	10-15	8.4	20.3	8.6	11.7	20.3	7.5	12.8
Noncompete agreements	3-8	4.4	3.0	0.4	2.6	0.3	0.2	0.1
			$577.5	$185.5	$392.0	$537.1	$161.8	$375.3
1) Gross carrying amounts as of September 28, 2024 are presented net of the indefinite-lived tradenames and trademarks impairment. Refer to “Impairment of Indefinite-Lived Tradenames and Trademarks” below for further details.
Changes to gross carrying amount of recognized intangible assets due to translation adjustments include a gain of $0.7 and $0.8 for the periods ended September 28, 2024 and December 30, 2023, respectively. The amortization of intangible assets is included in the general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization expense was approximately $8.2 and 7.4 for the three month periods ended September 28, 2024 and September 30, 2023, respectively, and $23.7 and $22.3 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively.
Impairment of Indefinite-Lived Tradenames and Trademarks
We account for business acquisitions in accordance with ASC 805, “Business Combinations”. This standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Goodwill and Indefinite-Lived Tradenames and Trademarks are recognized as a result of business combinations the company has made. ASC 350, “Intangibles – Goodwill and Other” requires us to perform qualitative assessments to determine whether it is more likely than not that the fair value of an asset exceeds its carrying amount. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In conducting a qualitative assessment, the Company analyzes actual and projected growth trends for revenue and margin, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, the Company assesses factors that may impact its business, including macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of the business, competitive changes, new or discontinued product lines, changes in key personnel, and any potential risks to projected financial results.
During the three months ended September 28, 2024, the Company has experienced a revenue decline relative to expectations, historical performance, and strategic plans. This decrease was primarily driven by soft demand resulting from elevated interest rates and broader macroeconomic uncertainties, as well as a decline in stock price. Given these qualitative factors, the Company determined it was more likely than not that the fair value of the acquired assets could be impaired. Consequently, the Company performed a quantitative test of goodwill and indefinite-lived tradenames and trademarks as of September 28, 2024, ahead of the scheduled annual impairment test on September 29, 2024. This test applied a 50/50 weighting to both the discounted cash flow and guideline public company methods.
The quantitative test indicated that the carrying value of the DBCI tradename exceeded its fair value, leading the Company to record a non-cash impairment of $2.8 for the three and nine month periods ended September 28, 2024. The impairment was recorded in the caption “Impairment” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No other impairments were identified in the quantitative test performed.
If assumptions or estimates with respect to future performance vary from what is expected, including those assumptions related to revenue, margins, and economic indicators such as inflation and interest rates, it could result in a decline in fair value that may trigger future impairments.

(dollar amounts in millions)	Tradenames and Trademarks
Balance as of December 30, 2023	$107.5
Foreign Currency Translation Adjustment	0.3
Impairment	$(2.8)
Balance as of September 28, 2024	$105.0

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Goodwill
The changes in the carrying amounts of goodwill for the period ended September 28, 2024 were as follows:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of December 30, 2023	$357.0	$11.6	$368.6
Terminal Door Asset Acquisition	14.7	—	14.7
Foreign Currency Translation Adjustment	—	0.6	0.6
Balance as of September 28, 2024	$371.7	$12.2	$383.9
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of September 28, 2024 and December 30, 2023 are summarized as follows:

(dollar amounts in millions)	September 28, 2024	December 30, 2023
Customer deposits	$18.5	$29.6
Employee compensation	12.5	20.2
Interest payable	3.9	13.2
Current operating lease liabilities	6.2	5.4
Sales tax payable	3.0	3.4
Accrued professional fees	0.5	0.7
Product warranties	2.3	2.3
Accrued freight	0.2	0.8
Other liabilities(1)	6.6	4.7
Total	$53.7	$80.3
(1) Other liabilities as of September 28, 2024 and December 30, 2023 consists of property tax, credit card and various other accruals.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
8. Line of Credit
Amendment No. 3 to the ABL Credit and Guarantee Agreement - On April 10, 2023, the Company entered into Amendment Number Three (the “LOC Amendment No. 3”) to that certain ABL Credit and Guarantee Agreement, dated as of February 12, 2018 (the “2018 LOC Agreement”). The LOC Amendment No. 3, among other things, (i) replaced the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the 2018 LOC Agreement with an interest rate based on the SOFR and related SOFR-based mechanics and (ii) updated certain other provisions of the 2018 LOC Agreement to reflect the transition from LIBOR to SOFR. The LOC Amendment No. 3 provided for a revolving line of credit of $80.0 with interest payments due in arrears. The interest rate on the facility is based on a base rate, unless a SOFR Rate (as defined in the 2018 LOC Agreement) option is chosen by the Company.
2023 ABL Credit and Guarantee Agreement - On August 3, 2023, the Company refinanced the revolving credit facility, pursuant to a new ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). The 2023 LOC Agreement, among other things (i) increased the previous aggregate commitments from $80.0 to $125.0, (ii) updated the manner in which the previous borrowing base under the 2023 LOC Agreement was determined, and (iii) replaced the administrative agent with a new administrative agent. Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.
The interest rate on the facility is based on a base rate, unless an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement) option is chosen by the Company. If the Adjusted Term SOFR Rate is elected, the interest computation is equal to the Adjusted Term SOFR Rate, which is subject to a 10 basis points flat credit spread adjustment (“CSA”) plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on excess availability (as of September 28, 2024, the SOFR Margin Rate was 1.25%). As of September 28, 2024 and December 30, 2023, the interest rate in effect for the facility was 6.60% and 6.76%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company accrues an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC agreement.
The Company incurred $1.3 of debt issuance costs, which were capitalized and are being amortized over the term of the facility that expires on August 3, 2028, using the straight-line method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense, net on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Amortization of approximately $0.1 was recognized for both the three month periods ended September 28, 2024 and September 30, 2023, and $0.2 was recognized for both the nine month periods ended September 28, 2024 and September 30, 2023. The unamortized portion of the fees as of September 28, 2024 and December 30, 2023, was approximately $0.9 and $1.1, respectively. There were no borrowings outstanding on the line of credit as of September 28, 2024 and December 30, 2023.
As of September 28, 2024 and December 30, 2023, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of both September 28, 2024 and December 30, 2023 was approximately $124.6.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
9. Long-Term Debt
Long-term debt consists of the following:

(dollar amounts in millions)	September 28, 2024	December 30, 2023
Note payable - First Lien	$600.0	$623.4
Financing leases	3.7	3.4
	$603.7	$626.8
Less: unamortized deferred finance fees	10.3	11.8
Less: current maturities	7.3	7.3
Total long-term debt	$586.1	$607.7

Notes Payable - First Lien - As a result of a credit rating upgrade in March 2024, the First Lien term loan allowed the previous applicable margin rate to decrease from 3.25% to 3.00%. On April 18, 2024, the Company made a voluntary prepayment of $21.9 toward the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). As a result of the prepayment, the Company expensed an additional $0.4 for pro-ration of the unamortized debt issuance costs that was amortizing over the expected life of the borrowing. The Company used cash on hand to make the voluntary prepayment.
On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a CSA rate of 0.1%. Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by the Company (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt was secured by substantially all of the Company’s business assets. There are no prepayment penalties if the Company makes voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of September 28, 2024 was 7.75%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%.
The Repricing Amendment was accounted for in accordance with ASC 470-50, “Debt - Modification and Extinguishment.” The First Lien Term Loan consists of a syndicate of lenders which were evaluated, for accounting purposes, as individual lenders. Certain lenders exited the Term Loan credit facility in connection with the Repricing Amendment, which resulted in extinguishment accounting. There were $599.0 of borrowings held by lenders in the First Lien Term Loan as amended by the Repricing Amendment, that were also held by lenders in the First Lien Term Loan prior to the Repricing Amendment.
As a result, the Company wrote off an immaterial portion of unamortized debt financing costs associated with the First Lien Term Loan prior to the Repricing Agreement, that was deemed extinguished and recognized within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. In conjunction with the Repricing Amendment, the Company incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs, and were expensed within Loss on extinguishment and modification of debt on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
In conjunction with the Repricing Amendment, the Company incurred $0.2 of capitalizable deferred finance costs, which will be amortized over the remaining term of the modified loan. Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $0.5 and $0.8 was recognized for the three month periods ended September 28, 2024 and September 30, 2023, respectively, and $1.8 and $2.9 was recognized for the nine month periods ended September 28, 2024 and September 30, 2023, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
10. Leases
The Company primarily leases certain office and manufacturing facilities, as well as vehicles, copiers, and other equipment. These leases generally have an original lease term between 1 year and 20 years, and some include options to extend (generally 5 to 10 years). Lease agreements generally do not include material variable lease payments, residual value guarantees, or restrictive covenants.
The components of right-of-use (“ROU”) assets and lease liabilities were as follows:

(dollar amounts in millions)	Balance Sheet Classification	September 28, 2024	December 30, 2023
Assets:
Operating lease assets	Right-of-use assets, net	$47.3	$47.6
Finance lease assets	Right-of-use assets, net	3.8	3.3
Total leased assets		$51.1	$50.9
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$6.2	$5.4
Financing	Current maturities of long-term debt	1.3	1.0
Noncurrent:
Operating	Other long-term liabilities	46.3	46.9
Financing	Long-term debt	2.4	2.4
Total lease liabilities		$56.2	$55.7
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$2.6	$2.2	$7.5	$6.5
Variable lease cost	0.3	0.2	0.6	0.5
Short-term lease cost	—	—	0.6	—
Finance lease cost:
Amortization of right-of-use assets	0.4	0.2	1.0	0.5
Interest on lease liabilities	0.1	0.1	0.2	0.1
Total lease cost	$3.4	$2.7	$9.9	$7.6
Other information related to leases was as follows:

	September 28, 2024	December 30, 2023
Weighted Average Remaining Lease Term (in years)
Operating Leases	8.2	8.9
Finance Leases	3.0	3.4
Weighted Average Discount Rate
Operating Leases	7.6%	7.6%
Finance Leases	7.9%	8.4%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As of September 28, 2024, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2024	$2.5
2025	9.8
2026	9.5
2027	8.4
2028	8.2
Thereafter	33.1
Total future lease payments	$71.5
Less: imputed interest	$(19.0)
Present value of future lease payments	$52.5
As of September 28, 2024, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2024	$0.4
2025	1.6
2026	1.0
2027	0.8
2028	0.4
Thereafter	—
Total future lease payments	$4.2
Less: imputed interest	$(0.5)
Present value of future lease payments	$3.7
11. Income Taxes
The Company is taxed as a Corporation under Subchapter C, for U.S. income tax purposes and similar sections of the state income tax laws. The Company’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in the United Kingdom, France, Poland, Canada and Australia, as necessary, and are included on the U.S. tax returns as pass-through entities, with the exception of Poland and Canada, which are shown on the U.S. tax return as a corporation and are not taxed in the U.S. The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year to date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the changes occur. The Company’s provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset.
During the three month periods ended September 28, 2024 and September 30, 2023, the Company recorded a total income tax provision of approximately $3.3 and $12.4 on pre-tax income of $15.1 and $49.4 resulting in an effective tax rate of 21.9% and 25.1%, respectively. During the nine month periods ended September 28, 2024 and September 30, 2023, the Company recorded a total income tax provision of approximately $23.3 and $33.7 on pre-tax income of $93.4 and $133.7 resulting in an effective tax rate of 24.9% and 25.2%, respectively. For the three and nine month periods ended September 28, 2024, effective tax rates were primarily impacted by the change in statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences. For the three and nine month periods ended September 30, 2023, effective rates were primarily impacted by statutory rate differentials, changes in estimated tax rates, and permanent differences.

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
Contract balances as of September 28, 2024 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at September 28, 2024	$19.3
Unbilled receivables at September 28, 2024	6.0
Contract assets at September 28, 2024	$25.3

Revenues in excess of billings at December 30, 2023	$17.8
Unbilled receivables at December 30, 2023	31.9
Contract assets at December 30, 2023	$49.7

Contract liabilities at December 30, 2023	$26.7
Contract liabilities at September 28, 2024	$21.1
During the three and nine month periods ended September 28, 2024, the Company recognized revenue of approximately $0.2 and $22.6, respectively, related to contract liabilities at December 30, 2023.

Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depict the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three and nine month periods ended September 28, 2024 and September 30, 2023:
Revenue by Timing of Revenue Recognition

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
Reportable Segments by Timing of Revenue Recognition	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Janus North America
Product revenues transferred at a point in time	$141.9	$199.1	$484.8	$562.0
Product revenues transferred over time	22.6	28.9	81.9	89.5
Service revenues transferred over time	44.6	32.5	113.6	89.1
	$209.1	$260.5	$680.3	$740.6
Janus International
Product revenues transferred at a point in time	$11.8	$10.5	$31.5	$35.7
Service revenues transferred over time	9.5	9.9	22.6	27.5
	$21.3	$20.4	$54.1	$63.2
Eliminations	$(0.3)	$(0.8)	$(1.4)	$(1.2)
Total Revenue	$230.1	$280.1	$733.0	$802.6

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Revenue by Sales Channel

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
Reportable Segments by Sales Channel Revenue Recognition	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Janus North America
Self-storage - new construction	$74.0	$86.7	$273.7	$236.0
Self-storage - R3	53.8	85.1	180.8	245.2
Commercial and others	81.3	88.7	225.8	259.4
	$209.1	$260.5	$680.3	$740.6
Janus International
Self-storage - new construction	$18.2	$18.8	$45.8	$55.9
Self-storage - R3	3.1	1.6	8.3	7.3
	$21.3	$20.4	$54.1	$63.2
Eliminations	$(0.3)	$(0.8)	$(1.4)	$(1.2)
Total Revenue	$230.1	$280.1	$733.0	$802.6
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
The Company measures compensation expense for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the nine month period ended September 28, 2024, the Company granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs, PSUs or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors. In connection with the equity awards, the share-based compensation expense was $1.9 and $1.8 for the three month periods ended September 28, 2024 and September 30, 2023, respectively, and $7.2 and $5.4 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively. The income tax benefit from share-based compensation was $0.4 and $0.3 for the three month periods ended September 28, 2024 and September 30, 2023, respectively, and $1.3 and $1.0 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the nine month period ended September 28, 2024 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 30, 2023	944,810	$10.6
Granted	1,373,124	14.4
Vested	(337,017)	10.2
Forfeited	(64,253)	12.0
Unvested, outstanding at September 28, 2024	1,916,664	$13.4
Share-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $2.9 and $1.0 for the three month periods ended September 28, 2024 and September 30, 2023, respectively, and $6.5 and $2.6 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively. As of September 28, 2024, there was an aggregate of $20.4 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 2.0 years.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s three-year cumulative adjusted EBITDA. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs. PSUs are subject to a three-year performance cliff-vesting period.
PSUs activity for the nine month period ended September 28, 2024 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 30, 2023	482,014	$10.0
Granted	232,702	14.8
Vested	—	—
Forfeited	(41,008)	11.0
Unvested, outstanding at September 28, 2024(1)(2)	673,708	$11.6
(1) This number excludes 242,353 performance stock units, which represents the incremental number of units that would be issued based on performance results from previously-granted PSU awards.
(2) This number includes 431,355 performance stock units, which are projecting to payout at 0% due to performance results from previously-granted PSU awards.
Share-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation (benefit) expense related to the PSUs was approximately $(1.1) and $0.6 for the three month periods ended September 28, 2024 and September 30, 2023, and $0.2 and $2.2 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively. As of September 28, 2024, there was an aggregate of $0.4 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 0.3 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant. The actual payout of the 2022 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 2, 2022, through December 28, 2024. As of September 28, 2024, the Company deemed the estimate of the PSUs granted in fiscal year ended December 31, 2022 to be issued at 200% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2023 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025. As of September 28, 2024, the Company deemed the estimate of the PSUs granted in the nine month periods ended September 28, 2024 to be issued at 0% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2024 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2024, through December 26, 2026. As of September 28, 2024, the Company deemed the estimate of the PSUs granted in the nine month period ended September 28, 2024 to be issued at 0% of target, and have reflected such estimates within the share-based compensation expense.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Stock option activity for the nine month period ended September 28, 2024 is as follows:

(amounts in millions, except share and per share data)	Stock Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price, per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2023	719,525	$4.5	$9.4	8.4	$2.6
Granted	—	—	—	—	—
Exercised	(2,069)	4.5	9.5	7.7	—
Forfeited	(40,871)	4.9	10.0	8.0	—
Outstanding at September 28, 2024	676,585	$4.5	$9.4	7.7	$0.6
Outstanding, unvested	339,340	$4.5	$9.4	7.7	$0.3
Outstanding, vested	337,245	$4.5	$9.4	7.7	$0.3
Share-based compensation expense for stock options is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to stock options was approximately $0.1 and $0.2 for the three month periods ended September 28, 2024 and September 30, 2023, and $0.5 and $0.6 for the nine month periods ended September 28, 2024 and September 30, 2023. Total unamortized share-based compensation expense related to the unvested stock options as of September 28, 2024, was approximately $1.2, which the Company expects to amortize over a weighted-average period of 1.8 years.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
14. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the nine month periods ended September 28, 2024 and September 30, 2023, dilutive potential common shares include stock options and unvested RSUs. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three and nine month periods ended September 28, 2024 and September 30, 2023:

(amounts in millions, except share and per share data)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income attributable to common stockholders	$11.8	$37.0	$70.1	$100.0
Denominator:
Weighted average number of shares:
Basic	143,666,406	146,827,175	145,376,074	146,765,567
Adjustment for dilutive securities	614,846	166,690	544,789	73,741
Diluted	144,281,252	146,993,865	145,920,863	146,839,308
Basic net income per share attributable to common stockholders	$0.08	$0.25	$0.48	$0.68
Diluted net income per share attributable to common stockholders	$0.08	$0.25	$0.48	$0.68
15. Share Repurchase Program
On February 28, 2024, the Company announced that the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100.0 of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. As of September 28, 2024, $29.9 is remaining under the share repurchase program. There was no repurchase program in place in the three and nine month periods ended September 30, 2023.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for Janus for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the three and nine month periods ended September 28, 2024:

(amounts in millions, except share and per share data)	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Number of shares repurchased	4,265,363	6,038,919
Share repurchase cost (including excise taxes)	$45.5	$70.9

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

Summarized financial information for the Company’s segments is shown in the following tables:

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue
Janus North America	$209.1	$260.5	$680.3	$740.6
Janus International	21.3	20.4	54.1	63.2
Intersegment eliminations	(0.3)	(0.8)	(1.4)	(1.2)
Consolidated Revenue	$230.1	$280.1	$733.0	$802.6
Income From Operations
Janus North America	$25.7	$64.6	$132.8	$174.8
Janus International	1.0	1.9	1.0	7.0
Total Segment Operating Income	$26.7	$66.5	$133.8	$181.8
Depreciation Expense
Janus North America	$2.7	$2.0	$8.0	$5.9
Janus International	0.3	0.2	0.9	0.7
Consolidated Depreciation Expense	$3.0	$2.2	$8.9	$6.6
Amortization of Intangible Assets
Janus North America	$7.9	$7.1	$22.6	$21.3
Janus International	0.3	0.3	1.1	1.0
Consolidated Amortization Expense	$8.2	$7.4	$23.7	$22.3
Purchases of property, plant, and equipment
Janus North America	$3.7	$3.8	$11.1	$12.1
Janus International	0.2	0.1	3.1	1.4
Consolidated purchases of property, plant, and equipment	$3.9	$3.9	$14.2	$13.5

	September 28, 2024	December 30, 2023
Property, Plant, and Equipment, Net
Janus North America	$49.7	$46.3
Janus International	8.7	6.1
Consolidated Property, Plant, and Equipment, Net	$58.4	$52.4
Identifiable Assets
Janus North America	$1,272.7	$1,328.7
Janus International	71.6	70.0
Intersegment Eliminations	(49.3)	(48.7)
Consolidated Assets	$1,295.0	$1,350.0
Assets held at foreign locations were approximately $74.5 and $70.5 as of September 28, 2024 and December 30, 2023, respectively. Revenues earned at foreign locations totaled approximately $21.3 and $20.4 for the three month periods ended September 28, 2024 and September 30, 2023, respectively, and $54.1 and $63.2 for the nine month periods ended September 28, 2024 and September 30, 2023, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
17. Restructuring
The Company initiated a restructuring plan in 2023 to relocate two of its facilities and phase one of the 2024 restructuring plan to improve operational excellence to support our corporate strategy. The Company incurred costs associated with restructuring initiatives intended to improve operating performance, profitability and efficiency of business processes. Restructuring charges include: severance costs, relocations costs, recruiting fees affiliated with hiring new personnel, legal costs, and contract cancellation costs.

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces the closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company’s restructuring expenses are comprised of the following:

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Severance and termination benefits	$0.4	$0.1	$1.0	$0.2
Legal, consulting, and other costs	—	0.1	0.1	0.8
Total restructuring charges	$0.4	$0.2	$1.1	$1.0

The following tables summarize the changes in the Company’s accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at December 31, 2022	$—
Restructuring charges	1.0
Payments	(1.0)
Balance at September 30, 2023	$—

Balance at December 30, 2023	$—
Restructuring charges	1.1
Payments	(0.6)
Balance at September 28, 2024	$0.5
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $0.2 as of both September 28, 2024 and December 30, 2023. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $0.2 and $0.5 as of September 28, 2024 and December 30, 2023, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $0.3 as of both September 28, 2024 and December 30, 2023. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $1.7 and $2.4 as of September 28, 2024 and December 30, 2023, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
19. Related Party Transactions
For the three month periods ended September 28, 2024 and September 30, 2023, there were no material related party transactions.

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
Dollar amounts are shown in millions of dollars, unless otherwise noted, and rounded to the nearest tenth of a million except for share and per share amounts.
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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and nine month periods ended September 28, 2024 and September 30, 2023.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three and nine month periods ended September 28, 2024 and September 30, 2023. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at September 28, 2024, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Estimates: This section identifies and summarizes those accounting estimates that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a global manufacturer and supplier of turn-key self-storage, commercial, and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, Poland, United Kingdom (“U.K.”), and Australia. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large Real Estate Investment Trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities.
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. The Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. The Janus North America segment is comprised of all the other entities including Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”).
Furthermore, our business is comprised of three primary sales channels: self-storage - new construction, self-storage - R3 (R3), and commercial and other. The commercial and other category is primarily comprised of roll-up sheet and rolling steel door sales into the commercial marketplace.
New construction consists of engineering and project management work pertaining to the design, building, and logistics of a greenfield new self-storage facility tailored to customer specifications while being compliant with ADA regulations. Any Nokē Smart Entry System revenue associated with a new construction project also rolls up into this sales channel.
The concept of R3 is to remodel self-storage facilities including storage unit doors, hallways, ceilings, offices, optimizing unit mix and utilizing vacant land for movable storage units (Janus MASS relocatable storage units), and adding a more robust security solution to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and relocatable storage MASS (Moveable Additional Storage Structures).
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
Executive Overview
Janus’s operational and corporate strategy is to penetrate the self-storage, commercial and industrial storage markets, as well as capitalizing on the aging self-storage facilities, while continuing to diversify our products and solutions. Janus is a bespoke provider of products and solutions for our clients.
•Revenues decreased to $230.1 for the three month period ending September 28, 2024 compared to $280.1 for the three month period ending September 30, 2023.

•Net income decreased to $11.8 for the three month period ending September 28, 2024, compared to $37.0 for the three month period ending September 30, 2023.

•Adjusted EBITDA decreased to $43.1 for the three month period ending September 28, 2024 compared to $76.2 for the three month period ending September 30, 2023.

•Cash flows from operations of $102.6 and free cash flow of $88.6 were generated for the nine month period ending September 28, 2024 compared to $146.5 cash flows from operations and $133.0 free cash flow for the nine month period ending September 30, 2023.

•Common stock worth $45.5 was repurchased in the three months ended September 28, 2024, which consisted of 4,265,363 shares, as part of our previously announced $100.0 share repurchase program. Common stock worth $70.9 was repurchased in the nine months ended September 28, 2024, which consisted of 6,038,919 shares, as part of our previously announced $100.0 share repurchase program.

Information regarding use of Adjusted EBITDA, Free Cash Flow, and Net Leverage Ratio — each a non-GAAP measure, and a reconciliation to the most comparable GAAP measure, are included in “Non-GAAP Financial Measures.”

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
The Janus International segment, whose production and sales are largely in Europe and Australia, produces and provides similar products and services as Janus North America, with the exception that the international segment does not sell into the Commercial sales channel. Janus International represents approximately 5% - 10% of Janus’s revenue.
Acquisitions
Our accretive merger and acquisition (“M&A”) strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation. Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth.
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
Human Capital
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, management believes that headcount reflects Janus’s operational status, indicating whether the business is expanding or contracting. As of September 28, 2024, and September 30, 2023, the headcount was 2,306 employees (including 375 temporary employees) and 2,374 employees (including 503 temporary employees), respectively.
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
We have presented results of operations, including the related discussion and analysis for:
•The thirteen week period ended September 28, 2024 compared to the thirteen week period ended September 30, 2023.
Components of Results of Operations
Product Revenues. Product revenues represent the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination. Product revenues also include all revenues affiliated with erecting a self-storage facility for our customers, which is recognized over-time, over the life of the contract. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels; new construction, R3, and commercial and other.
Service Revenues. Service revenues reflect installation services to customers for facilities, including steel roll-up and swing doors, hallway systems, and relocatable storage units, which is recognized over time based on the satisfaction of our performance obligation. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control and R3 of damaged, or end-of-life products or rebranding of facilities due to market consolidation. Service revenues also include trucking terminal renovation, construction, remodeling, and maintenance services to trucking customers.
Service obligations are primarily short term and completed within a one-year time period. We expect our service revenue to increase as we add new customers and our existing customers continue to add more and more content per square foot.
Product Cost of Revenues. Product costs of revenues includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations, depreciation on certain assets, as well as other overhead and indirect costs. Our product cost of revenues includes warranty costs, excess and obsolete inventory charges, shipping costs, cost of spare or replacement parts, and an allocated portion of overhead costs, including depreciation. Product costs of revenues also include all costs affiliated with erecting a self-storage facility for our customers. We expect our product cost of revenues to correlate to our product revenues.
Service Cost of Revenues. Cost of services includes third-party installation-based subcontractor costs directly associated with the installation of our products. We expect our service cost of revenues to correlate to our service revenues.
Selling and Marketing Expense. Selling expenses consist primarily of compensation and benefits of employees engaged in selling activities as well as related travel, advertising, and trade shows/conventions. We expect selling expenses to correlate to overall revenues, with some deviations for strategic investments.
General and Administrative Expense. General and administrative (“G&A”) expenses are comprised primarily of expenses relating to back office employee compensation and benefits, provision for expected credit losses, travel, meals and entertainment expenses as well as depreciation on certain assets, and amortization. We expect general and administrative expenses to correlate to overall revenues, with some deviations for strategic investments.
Interest Expense, net. Consists of interest expense on short-term and long-term debt and amortization on deferred financing fees (see Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional information), partially offset by interest income earned on cash equivalents.
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
The following tables set forth key performance measures for the three and nine month periods ended September 28, 2024 and September 30, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
Total Revenue	$230.1	$280.1	$(50.0)	(17.9)%
Adjusted EBITDA	$43.1	$76.2	$(33.1)	(43.4)%
Adjusted EBITDA (% of revenue)	18.7%	27.2%		(8.5)%

(dollar amounts in tables in millions)	Nine Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
Total Revenue	$733.0	$802.6	$(69.6)	(8.7)%
Adjusted EBITDA	$173.9	$211.4	$(37.5)	(17.7)%
Adjusted EBITDA (% of revenue)	23.7%	26.3%		(2.6)%

Total revenue decreased by $50.0 or 17.9% for the three month period ended September 28, 2024 compared to the three month period ended September 30, 2023, and decreased by $69.6 or 8.7% for the nine month period ended September 28, 2024 compared to the nine month period ended September 30, 2023. The $63.7 and $87.3 decline in organic revenue for the three and nine month periods ended September 28, 2024, respectively, is attributed to a decline in volume associated with customer deferrals of projects from the uncertainty in the economic and interest rate environment. The organic decline was partially offset by $13.7 and $17.7 in inorganic revenue from the T.M.C. Acquisition, for the three and nine month periods ended September 28, 2024, respectively.
Adjusted EBITDA decreased by $33.1 or 43.4% for the three month period ended September 28, 2024 compared to the three month period ended September 30, 2023, and decreased by $37.5 or 17.7% for the nine month period ended September 28, 2024 compared to the nine month period ended September 30, 2023, primarily due to decreased margin from the decrease in revenue as noted above, as well as the increase in provision for expected losses on accounts receivable, and a decline from leverage on fixed costs, yielding a lower margin, partially offset by inorganic revenue and EBITDA from the T.M.C. Acquisition.

Adjusted EBITDA as a percentage of revenue decreased 850bps and 260bps for the three and nine month periods ended September 28, 2024, respectively. The decrease in Adjusted EBITDA in the three and nine month period ended September 28, 2024, was primarily due to the items noted above. (See “Non-GAAP Financial Measures” section).

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
Factors Affecting Growth Through Acquisitions
Janus’s business strategy includes growth through the acquisition of other companies that yield our acceptable internal rate of return. Janus evaluates companies that it believes will strategically fit into its business and growth objectives, including those that will support its overall strategy of portfolio diversification, geographic expansion, and technological innovation, among other areas of focus. While Janus seeks acquisition opportunities that it believes will augment its business and growth objectives, certain factors could prevent acquisition opportunities from materializing, including target-company availability, relative valuation expectations, and certain due diligence considerations, among other factors.
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

Results of Operations
For the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
REVENUES
Product revenues(1)	$175.9	$237.8	$(61.9)	(26.0)%
Service revenues	54.2	42.3	11.9	28.1%
Total revenues	$230.1	$280.1	$(50.0)	(17.9)%
Product cost of revenues	102.6	129.7	(27.1)	(20.9)%
Service cost of revenues	36.3	31.3	5.0	16.0%
Cost of revenues	$138.9	$161.0	$(22.1)	(13.7)%
GROSS PROFIT	$91.2	$119.1	$(27.9)	(23.4)%
OPERATING EXPENSES
Selling and marketing	17.1	17.7	(0.6)	(3.4)%
General and administrative	44.6	34.9	9.7	27.8%
Impairment	2.8	—	2.8	100.0%
Operating expenses	$64.5	$52.6	$11.9	22.6%
INCOME FROM OPERATIONS	$26.7	$66.5	$(39.8)	(59.8)%
Interest expense, net	(11.6)	(14.5)	2.9	(20.0)%
Loss on extinguishment and modification of debt	—	(3.9)	3.9	(100.0)%
Other income	—	1.3	(1.3)	100.0%
INCOME BEFORE TAXES	$15.1	$49.4	$(34.3)	(69.4)%
Provision for income taxes	3.3	12.4	(9.1)	(73.4)%
NET INCOME	$11.8	$37.0	$(25.2)	(68.1)%

(dollar amounts in tables in millions)	Nine Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
REVENUES
Product revenues(1)	$596.8	$686.0	$(89.2)	(13.0)%
Service revenues	136.2	116.6	19.6	16.8%
Total revenues	$733.0	$802.6	$(69.6)	(8.7)%
Product cost of revenues	332.5	380.4	(47.9)	(12.6)%
Service cost of revenues	89.9	86.9	3.0	3.5%
Cost of revenues	$422.4	$467.3	$(44.9)	(9.6)%
GROSS PROFIT	$310.6	$335.3	$(24.7)	(7.4)%
OPERATING EXPENSES
Selling and marketing	51.8	49.2	2.6	5.3%
General and administrative	122.2	104.3	17.9	17.2%
Impairment	2.8	$—	2.8	100.0%
Operating expenses	$176.8	$153.5	$23.3	15.2%
INCOME FROM OPERATIONS	$133.8	$181.8	$(48.0)	(26.4)%
Interest expense, net	(38.9)	(45.3)	6.4	(14.1)%
Loss on extinguishment and modification of debt	(1.7)	(3.9)	2.2	(56.4)%
Other income	0.2	1.1	(0.9)	(81.8)%
INCOME BEFORE TAXES	$93.4	$133.7	$(40.3)	(30.1)%
Provision for income taxes	23.3	33.7	(10.4)	(30.9)%
NET INCOME	$70.1	$100.0	$(29.9)	(29.9)%

Revenues (Dollar amounts in tables in millions)

	Three Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$175.9	$237.8	$(61.9)	(26.0)%	$—	$(61.9)	(26.0)%
Service revenues	54.2	42.3	11.9	28.1%	13.7	$(1.8)	(4.3)%
Total	$230.1	$280.1	$(50.0)	(17.9)%	$13.7	$(63.7)	(22.7)%

	Nine Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$596.8	$686.0	$(89.2)	(13.0)%	$—	(89.2)	(13.0)%
Service revenues	136.2	116.6	19.6	16.8%	17.7	1.9	1.6%
Total	$733.0	$802.6	$(69.6)	(8.7)%	$17.7	$(87.3)	(10.9)%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
Total revenue decreased by $50.0 or 17.9% for the three month period ended September 28, 2024 compared to the three month period ended September 30, 2023, and decreased by $69.6 or 8.7% for the nine month period ended September 28, 2024 compared to the nine month period ended September 30, 2023. The organic revenue decline for the three and nine months ended September 28, 2024 is substantially all attributed to a decline in volume associated with customer deferrals of projects from the uncertainty in the economic and interest rate environment. The organic decline was partially offset by $13.7 and $17.7 in inorganic revenue from the T.M.C. Acquisition, for the three and nine months ended September 28, 2024, respectively.
The following tables and discussion compares Janus’s sales by sales channel:

(dollar amounts in tables in millions)	Three Months Ended				Variance
Consolidated	September 28, 2024	% of sales	September 30, 2023	% of sales	$	%
Self-storage - new construction	$92.2	40.1%	$105.5	37.7%	$(13.3)	(12.6)%
Self-storage - R3	56.9	24.7%	86.7	31.0%	(29.8)	(34.4)%
Total self-storage	149.1	64.8%	192.2	68.6%	(43.1)	(22.4)%

Commercial and other	81.0	35.2%	87.9	31.4%	(6.9)	(7.8)%
Total	$230.1	100.0%	$280.1	100.0%	$(50.0)	(17.9)%

(dollar amounts in tables in millions)	Nine Months Ended				Variance
Consolidated	September 28, 2024	% of sales	September 30, 2023	% of sales	$	%
Self-storage - new construction	$319.5	43.6%	$291.9	36.4%	$27.6	9.5%
Self-storage - R3	189.1	25.8%	252.5	31.5%	(63.4)	(25.1)%
Total self-storage	508.6	69.4%	544.4	67.8%	(35.8)	(6.6)%

Commercial and other	224.4	30.6%	258.2	32.2%	(33.8)	(13.1)%
Total	$733.0	100.0%	$802.6	100.0%	$(69.6)	(8.7)%
New construction sales decreased by $13.3 or 12.6% and increased by $27.6 or 9.5% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The decrease for the three month period ended September 28, 2024 was due to project deferrals associated with macroeconomic uncertainty. The increase for the nine month period ended September 28, 2024 was driven by the elevated occupancy rates and demand within the Self storage - new construction sales channel.
R3 sales decreased by $29.8 or 34.4% and $63.4 or 25.1% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The R3 sales decrease was due to project deferrals associated with macroeconomic uncertainty as well as a 50% decline in facility expansion and retail big-box conversion activity.

Commercial and other sales decreased by $6.9 or 7.8% and $33.8 or 13.1% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023. The decrease was attributable to a decline in volumes for rolling sheet doors in the carports and sheds market, partially offset by $13.7 and $17.7 in inorganic revenue from the T.M.C. Acquisition, respectively.
Cost of Revenues and Gross Margin (dollar amounts in tables in millions)

	Three Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$102.6	$129.7	$(27.1)	(20.9)%	$—	$(27.1)	(20.9)%
Service cost of revenues	36.3	31.3	5.0	16.0%	9.4	$(4.4)	(14.1)%
Cost of Revenues	$138.9	$161.0	$(22.1)	(13.7)%	$9.4	$(31.5)	(19.6)%

	Nine Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$332.5	$380.4	$(47.9)	(12.6)%	$—	$(47.9)	(12.6)%
Service cost of revenues	89.9	86.9	3.0	3.5%	12.3	$(9.3)	(10.7)%
Cost of Revenues	$422.4	$467.3	$(44.9)	(9.6)%	$12.3	$(57.2)	(12.2)%
The cost of revenues decreased by $22.1 or 13.7% and $44.9 or 9.6% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The decrease in product cost of revenues of $27.1 and $47.9 for the three and nine month periods ended September 28, 2024, respectively, is primarily attributable to the decline in volume. The increase in service cost of revenues of $5.0 and $3.0 for the three and nine month periods ended September 28, 2024, respectively, is primarily attributable to the T.M.C. Acquisition partially offset by the decline in organic volume.
Operating Expenses - Selling and marketing
Selling and marketing expense decreased $0.6 or 3.4% and increased $2.6 or 5.3% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023. The decrease for the three month period is due to a decrease in employee related expenses. The increase for the nine month period is due to an increase from strategic initiatives.
Operating Expenses - General and administrative
General and administrative expenses increased $9.7 or 27.8% and $17.9 or 17.2% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The increase for the three and nine months is primarily a result of the increase for the provision of expected credit losses for customers based on higher uncertainty of collectability as a result of macroeconomic impacts and increases in employee expenses as a result of strategic initiatives.
Intangible Asset Impairment
Due to the overall decline in our revenues, earnings, and cash flows compared to expectations and historical periods, we recognized a non-cash impairment of $2.8 on our DBCI Tradename, for the three and nine month periods ended September 28, 2024.
Interest Expense, net
Interest expense, net decreased $2.9 or 20.0% and $6.4 or 14.1% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively, primarily due to voluntary debt repayments of $21.9 million during the nine month period ended September 28, 2024 and $85.3 million throughout the 2023 fiscal period, as well as the Repricing Agreement in April 2024, which lowered the overall interest rate, and the investment in cash equivalents, which resulted in interest income of $0.8 and $1.2 for the three and nine month periods ended September 28, 2024, respectively. (See “Liquidity and Capital Resources” section).
Income Taxes
Income tax expense decreased by $9.1 or 73.4% and $10.4 or 30.9% from $12.4 and $33.7 for the three and nine month periods ended September 30, 2023, respectively, to $3.3 and $23.3 expense for the three and nine month periods ended September 28, 2024, respectively, due to a decrease in income before taxes.
Net Income
The $25.2 or 68.1% and $29.9 or 29.9% decrease in net income for three and nine month periods ended September 28, 2024 as compared to the three and nine month periods ended September 30, 2023, respectively, is largely due to a decrease in revenues and increase in operating expenses partially offset by a decrease in cost of revenues for the three and nine month periods ended September 28, 2024.

Segment Results of Operations
We operate in and report financial results for two segments: Janus North America and Janus International with the following sales channels: self-storage - new construction, self-storage - R3, and commercial and other.
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
Results of Operations - Janus North America
For the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	September 28, 2024	September 30, 2023
			$	%
REVENUES
Product revenues	$164.5	$228.0	$(63.5)	(27.9)%
Service revenues	44.6	32.5	12.1	37.2%
Total revenues	$209.1	$260.5	$(51.4)	(19.7)%
Product cost of revenues	93.9	123.6	(29.7)	(24.0)%
Service cost of revenues	29.5	24.0	5.5	22.9%
Cost of Revenues	$123.4	$147.6	$(24.2)	(16.4)%
GROSS PROFIT	$85.7	$112.9	$(27.2)	(24.1)%
OPERATING EXPENSES
Selling and marketing	16.0	16.9	(0.9)	(5.3)%
General and administrative	41.2	31.4	9.8	31.2%
Impairment	$2.8	$—	2.8	100.0%
Operating Expenses	$60.0	$48.3	$11.7	24.2%
INCOME FROM OPERATIONS	$25.7	$64.6	$(38.9)	(60.2)%

(dollar amounts in tables in millions)	Nine Months Ended		Variance
	September 28, 2024	September 30, 2023
			$	%
REVENUES
Product revenues	$566.7	$651.5	$(84.8)	(13.0)%
Service revenues	113.6	89.1	24.5	27.5%
Total revenues	$680.3	$740.6	$(60.3)	(8.1)%
Product cost of revenues	310.3	358.4	(48.1)	(13.4)%
Service cost of revenues	73.3	66.5	6.8	10.2%
Cost of Revenues	$383.6	$424.9	$(41.3)	(9.7)%
GROSS PROFIT	$296.7	$315.7	$(19.0)	(6.0)%
OPERATING EXPENSES
Selling and marketing	48.6	46.8	1.8	3.8%
General and administrative	112.5	94.1	18.4	19.6%
Impairment	$2.8	$—	2.8	100.0%
Operating Expenses	$163.9	$140.9	$23.0	16.3%
INCOME FROM OPERATIONS	$132.8	$174.8	$(42.0)	(24.0)%

Revenue

(dollar amounts in tables in millions)	Three Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$164.5	$228.0	$(63.5)	(27.9)%	$—	$(63.5)	(27.9)%
Service revenues	44.6	32.5	12.1	37.2%	13.7	$(1.6)	(4.9)%
Total	$209.1	$260.5	$(51.4)	(19.7)%	$13.7	$(65.1)	(25.0)%

(dollar amounts in tables in millions)	Nine Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$566.7	$651.5	$(84.8)	(13.0)%	$—	$(84.8)	(13.0)%
Service revenues	113.6	89.1	24.5	27.5%	17.7	$6.8	7.6%
Total	$680.3	$740.6	$(60.3)	(8.1)%	$17.7	$(78.0)	(10.5)%
Total revenue decreased by $51.4 or 19.7% and $60.3 or 8.1% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The $65.1 and $78.0 organic revenue decline for the three and nine months ended September 28, 2024, respectively, is substantially attributed to a decline in volume associated with customer deferrals of projects. The organic decline was partially offset by $13.7 and $17.7 in inorganic revenue from the T.M.C. acquisition, for the three and nine month periods ended September 28, 2024, respectively.

The following tables and discussion compares Janus North America sales by sales channel.

(dollar amounts in tables in millions)	Three Months Ended				Variance
	September 28, 2024	% of Total Sales	September 30, 2023	% of Total Sales
					$	%
Self-storage - new construction	$74.0	35.4%	$86.7	33.3%	$(12.7)	(14.6)%
Self-storage - R3	53.8	25.7%	85.1	32.7%	(31.3)	(36.8)%
Total self-storage	127.8	61.1%	171.8	66.0%	(44.0)	(25.6)%

Commercial and other	81.3	38.9%	88.7	34.0%	(7.4)	(8.3)%
Total	$209.1	100.0%	$260.5	100.0%	$(51.4)	(19.7)%

(dollar amounts in tables in millions)	Nine Months Ended				Variance
	September 28, 2024	% of Total Sales	September 30, 2023	% of Total Sales
					$	%
Self-storage - new construction	$273.7	40.2%	$236.0	31.9%	$37.7	16.0%
Self-storage - R3	180.8	26.6%	245.2	33.1%	(64.4)	(26.3)%
Total self-storage	454.5	66.8%	481.2	65.0%	(26.7)	(5.5)%

Commercial and other	225.8	33.2%	259.4	35.0%	(33.6)	(13.0)%
Total	$680.3	100.0%	$740.6	100.0%	$(60.3)	(8.1)%
New construction sales decreased by $12.7 or 14.6% and $37.7 or 16.0% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The decrease in organic revenue for the three and nine month periods ended September 30, 2023, is substantially attributed to a decline in volume due to project deferrals associated with macroeconomic uncertainty and the economic and interest rate environment.
R3 sales decreased by $31.3 or 36.8% and $64.4 or 26.3% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The R3 sales decrease was due to project deferrals associated with macroeconomic uncertainty as well as a 50% decline in facility expansion and retail big-box conversion activity.

Commercial and other sales decreased by $7.4 or 8.3% and $33.6 or 13.0% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The decrease was attributable to an decline in volumes for rolling sheet doors in the carports and sheds market, partially offset by $13.7 and $17.7 in inorganic revenue from the T.M.C. acquisition, respectively.
Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$93.9	$123.6	$(29.7)	(24.0)%	$—	$(29.7)	(24.0)%
Service cost of revenues	29.5	24.0	5.5	22.9%	9.4	(3.9)	(16.3)%
Cost of Revenues	$123.4	$147.6	$(24.2)	(16.4)%	$9.4	$(33.6)	(22.8)%

(dollar amounts in tables in millions)	Nine Months Ended		Variance		Variance Breakdown
	September 28, 2024	September 30, 2023	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$310.3	$358.4	$(48.1)	(13.4)%	$—	$(48.1)	(13.4)%
Service cost of revenues	73.3	66.5	6.8	10.2%	12.3	(5.5)	(8.3)%
Cost of Revenues	$383.6	$424.9	$(41.3)	(9.7)%	$12.3	$(53.6)	(12.6)%
The $24.2 or 16.4% and $41.3 or 9.7% decrease in cost of revenues for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively, is primarily due to the decrease overall revenues.
The decrease of product cost of revenues of $29.7 and $48.1 for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively, is in line with the decline in product revenues.

The increase in service cost of revenues of $5.5 and $6.8 for the three and nine month periods ended September 28, 2024, is primarily attributable to an increase in service revenues as a result of the T.M.C. Acquisition.
Operating Expenses - Selling and marketing
Selling and marketing expenses decreased $0.9 or 5.3% from $16.9 and increased $1.8 or 3.8% from $46.8 for the three and nine month periods ended September 30, 2023 to $16.0 and $48.6 for the three and nine month periods ended September 28, 2024, respectively. The decrease for the three month period is due to a decrease in employee related expenses. The increase for the nine month period is due to an increase in professional fees.
Operating Expenses - General and administrative
General and administrative expenses increased $9.8 or 31.2% and $18.4 or 19.6% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The increase for the three and nine months is primarily a result of the increase for the provision of expected credit losses for customers based on higher uncertainty of collectability as a result of macroeconomic impacts and increases in employee expenses as a result of strategic initiatives.
Intangible Asset Impairment
Due to the overall decline in our revenues, earnings, cash flows compared to expectations and historical periods, we recognized a non-cash impairment of $2.8 on our DBCI Tradename.
Income from Operations
Income from operations decreased by $38.9 or 60.2% and $42.0 or 24.0% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively, primarily due to an decrease in revenue yielding a decline in margin.

INTERNATIONAL
Results of Operations - Janus International - For the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
REVENUE
Product revenues	$11.8	$10.5	$1.3	12.4%
Service revenues	9.5	9.9	(0.4)	(4.0)%
Total revenues	$21.3	$20.4	$0.9	4.4%
Product cost of revenues	9.0	6.9	2.1	30.4%
Service cost of revenues	6.8	7.3	(0.5)	(6.8)%
Cost of revenues	$15.8	$14.2	$1.6	11.3%
GROSS PROFIT	$5.5	$6.2	$(0.7)	(11.3)%
OPERATING EXPENSES
Selling and marketing	1.1	0.8	0.3	37.5%
General and administrative	3.4	3.5	(0.1)	(2.9)%
Operating expenses	$4.5	$4.3	$0.2	4.7%
INCOME FROM OPERATIONS	$1.0	$1.9	$(0.9)	(47.4)%

(dollar amounts in tables in millions)	Nine Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
REVENUE
Product revenues	$31.5	$35.7	$(4.2)	(11.8)%
Service revenues	22.6	27.5	(4.9)	(17.8)%
Total revenues	$54.1	$63.2	$(9.1)	(14.4)%
Product cost of revenues	23.7	23.2	0.5	2.2%
Service cost of revenues	16.5	20.4	(3.9)	(19.1)%
Cost of revenues	$40.2	$43.6	$(3.4)	(7.8)%
GROSS PROFIT	$13.9	$19.6	$(5.7)	(29.1)%
OPERATING EXPENSES
Selling and marketing	3.2	2.5	0.7	28.0%
General and administrative	9.8	10.1	(0.3)	(3.0)%
Operating expenses	$13.0	$12.6	$0.4	3.2%
INCOME FROM OPERATIONS	$0.9	$7.0	$(6.1)	(87.1)%
International Revenue

(dollar amounts in tables in millions)	Three Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
Product revenues	$11.8	$10.5	$1.3	12.4%
Service revenues	9.5	9.9	(0.4)	(4.0)%
Total	$21.3	$20.4	$0.9	4.4%

	Nine Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
Product revenues	$31.5	$35.7	$(4.2)	(11.8)%
Service revenues	22.6	27.5	(4.9)	(17.8)%
Total	$54.1	$63.2	$(9.1)	(14.4)%
Revenues increased $0.9 or 4.4% for the three month period ended September 28, 2024 compared to the three month period ended September 30, 2023. The $9.1 or 14.4% decrease in revenue for the nine month period ended September 28, 2024 compared to the nine month period ended September 30, 2023 is due to a decline in volume as a result of the U.K. recessionary period earlier in the year.

The following tables illustrate the sales by channel for the three and nine month periods ended September 28, 2024 and September 30, 2023.

(dollar amounts in tables in millions)	Three Months Ended				Variance
	September 28, 2024	% of Total Sales	September 30, 2023	% of Total Sales	$	%
Self-storage - new construction	$18.2	85.4%	$18.8	92.2%	$(0.6)	(3.2)%
Self-storage - R3	3.1	14.6%	1.6	7.8%	1.5	93.8%
Total	$21.3	100.0%	$20.4	100.0%	$0.9	4.4%

(dollar amounts in tables in millions)	Nine Months Ended				Variance
	September 28, 2024	% of Total Sales	September 30, 2023	% of Total Sales	$	%
Self-storage - new construction	$45.8	84.7%	$55.9	88.4%	$(10.1)	(18.1)%
Self-storage - R3	8.3	15.3%	7.3	11.6%	1.0	13.7%
Total	$54.1	100.0%	$63.2	100.0%	$(9.1)	(14.4)%

New construction sales decreased by $0.6 or 3.2% and $10.1 or 18.1% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The year-to-date decrease is due to a decline in volume as a result of the U.K. recessionary period.
R3 sales increased by $1.5 or 93.8% and increased by $1.0 or 13.7% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively.
International Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
Product cost of revenues	$9.0	$6.9	$2.1	30.4%
Service cost of revenues	6.8	7.3	(0.5)	(6.8)%
Cost of Revenues	$15.8	$14.2	$1.6	11.3%

(dollar amounts in tables in millions)	Nine Months Ended		Variance
	September 28, 2024	September 30, 2023	$	%
Product cost of revenues	$23.7	$23.2	$0.5	2.2%
Service cost of revenues	16.5	20.4	(3.9)	(19.1)%
Cost of Revenues	$40.2	$43.6	$(3.4)	(7.8)%
Cost of revenues increased by $1.6 or 11.3% and decreases $3.4 or 7.8% for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023, respectively. The change in cost of revenues is generally aligned with the changes in revenues to follow volume activity.
Income from Operations
Income from operations decreased from $1.9 to $1.0 for the three month period ended September 28, 2024, and from $7.0 to $0.9 for the nine month period ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023. The decrease for the periods is primarily due to a decrease in sales volume and decline from fixed costs leverage.

Results of Operations - Eliminations
Eliminations include transactions to account for intersegment activity. The eliminations necessary to arrive at consolidated financial information activity for the three and nine month periods ended September 28, 2024 and September 30, 2023 are as follows:

Revenues

(dollar amounts in tables in millions)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
North America Segment revenues before eliminations	$209.1	$260.5	$680.3	$740.6
International Segment revenues before eliminations	21.3	20.4	54.1	63.2
Intersegment eliminations	(0.3)	(0.8)	(1.4)	(1.2)
Consolidated total revenues	$230.1	$280.1	$733.0	$802.6

Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
North America Segment cost of revenues before eliminations	$123.4	$147.6	$383.6	$424.9
International Segment cost of revenues before eliminations	15.8	14.2	40.2	43.6
Intersegment eliminations	(0.3)	(0.8)	(1.4)	(1.2)
Consolidated total cost of revenues	$138.9	$161.0	$422.4	$467.3

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
Financial Policy
Our financial policy seeks to: (i) maintain appropriate leverage by using free cash flows to repay outstanding borrowing, including certain strategic capital investments, (ii) selectively invest in organic and inorganic growth to enhance our portfolio, and (iii) deploy capital through repurchases of common stock.
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
Debt Profile (dollar amounts in table in millions)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					September 28, 2024	December 30, 2023
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	7.75%(2)	$600.0	$623.4
Financing leases					3.7	3.4
Total principal debt					$603.7	$626.8
Less: unamortized deferred finance fees					10.3	11.8
Less: current portion of long-term debt					7.3	7.3
Long-term debt, net of current portion					$586.1	$607.7
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
(2)The interest rate on the Repricing Amendment as of September 28, 2024, was 7.75%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.50%.
As of September 28, 2024 and December 30, 2023, the Company maintained one letter of credit totaling approximately $0.4, on which there were no balances due.
First Lien Term Loan - In April 2024, the Company made a voluntary prepayment of $21.9 toward the First Lien Term Loan. The Company used cash on hand to make the voluntary prepayment.
On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.0% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the SOFR rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a credit spread adjustment (“CSA”) rate of 0.1%. Interest is payable in arrears (with respect to base rate loans) or at the end of an interest period selected by the Company (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The interest rate on the First Lien Term Loan as of September 28, 2024, was 7.75%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%. In conjunction with the Repricing Amendment, the Company incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs and were expensed within “Loss on extinguishment and modification of debt” on the

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
Revolving Credit Facility - The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of September 28, 2024. As of September 28, 2024, the interest rate in effect for the facility was 6.60%. The line of credit is secured by accounts receivable and inventories. See Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
The LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00, subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 28, 2024, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
As of September 28, 2024 and December 30, 2023, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of both September 28, 2024 and December 30, 2023 was approximately $124.6.
Statement of Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Nine month period ended September 28, 2024 compared to the nine month period ended September 30, 2023:

	September 28, 2024	September 30, 2023	Variance
(dollar amounts in tables in millions)			$	%
Net cash provided by operating activities	$102.6	$146.5	$(43.9)	(30.0)%
Net cash used in investing activities	(75.9)	(14.4)	(61.5)	427.1%
Net cash used in financing activities	(96.4)	(101.0)	4.6	(4.6)%
Effect of foreign currency rate changes on cash	0.1	0.2	(0.1)	(50.0)%
Net (decrease) increase in cash	$(69.6)	$31.3	$(100.9)	(322.4)%
Net cash provided by operating activities
Net cash provided by operating activities decreased by $43.9 for the nine month period ended September 28, 2024 as compared to the nine month period ended September 30, 2023. This decrease of $36.2 from the net cash activity from the net working capital requirements, with a further reduction of $7.7 from the decline in net income adjusted for non-cash items.
Net cash used in investing activities
Net cash used in investing activities increased by $61.5 for the nine month period ended September 28, 2024 as compared to the nine month period ended September 30, 2023. The increase in cash used was primarily due to the T.M.C. Acquisition which resulted in $59.4 of cash used.
Net cash used in financing activities
Net cash used in financing activities decreased by $4.6 for the period ended September 28, 2024 as compared to the period ended September 30, 2023. This decrease was primarily due to a decrease in net debt principal payments of $89.3 in the nine month period ending September 30, 2023 compared to a $23.4 payments in the nine months period ending September 28, 2024. The decrease in debt pay down was partially offset by executing on our share repurchase program of $70.2.
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

Non-GAAP Financial Measures
Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. This section also provides a discussion of Adjusted EBITDA, Adjusted Net Income, Free Cash Flow and Debt Leverage Ratio, which are non-GAAP financial measures that the Company uses to assess liquidity and capital allocation and deployment.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by Janus to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. EBITDA is earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
Janus presents Adjusted EBITDA which is a non-GAAP financial performance measure, which excludes from reported GAAP results, the impact of items consisting of restructuring, acquisition related activities, impairment and loss on extinguishment and modification of debt, and other non-recurring charges. Janus believes such items are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies.
Accordingly, Janus believes these measures provide useful information to investors and others in understanding and evaluating Janus’s operating results in the same manner as its management and board of directors. In addition, they provide useful measures for period-to-period comparisons of Janus’s business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and acquisition related and other non-recurring items.
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
•exclude non-recurring items which are unlikely to occur again and have not occurred before (e.g., the extinguishment of debt); and
•may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other acquisition related and other non-recurring items that Janus excludes in the calculation of these non-GAAP financial measures may differ from the expenses and acquisition related and other non-recurring items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.
Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with GAAP.
The following tables present a reconciliation of Net Income to Adjusted EBITDA for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	September 28, 2024	September 30, 2023
			$	%
Net Income	$11.8	$37.0	$(25.2)	(68.1)%
Interest, net	11.6	14.5	(2.9)	(20.0)%
Income taxes	3.3	12.4	(9.1)	(73.4)%
Depreciation	3.0	2.2	0.8	36.4%
Amortization	8.2	7.4	0.8	10.8%
EBITDA*	$37.9	$73.5	$(35.6)	(48.4)%
Restructuring charges(1)	0.4	0.2	0.2	100.0%
Acquisition expense (income)(2)	2.0	(1.4)	3.4	(242.9)%
Impairment(3)	2.8	—	2.8	100.0%
Loss on extinguishment and modification of debt(4)	—	3.9	(3.9)	(100.0)%
Adjusted EBITDA*	$43.1	$76.2	$(33.1)	(43.4)%

(dollar amounts in tables in millions)	Nine Months Ended		Variance
	September 28, 2024	September 30, 2023
			$	%
Net Income	$70.1	$100.0	$(29.9)	(29.9)%
Interest, net	38.9	45.3	(6.4)	(14.1)%
Income taxes	23.3	33.7	(10.4)	(30.9)%
Depreciation	8.9	6.6	2.3	34.8%
Amortization	23.7	22.3	1.4	6.3%
EBITDA*	$164.9	$207.9	$(43.0)	(20.7)%
Restructuring charges(1)	1.1	1.0	0.1	10.0%
Acquisition expense (income)(2)	3.4	(1.4)	4.8	(342.9)%
Impairment(3)	2.8	—	2.8	100.0%
Loss on extinguishment and modification of debt(4)	1.7	3.9	(2.2)	(56.4)%
Adjusted EBITDA*	$173.9	$211.4	$(37.5)	(17.7)%

(1)Restructuring charges consist of the following: 1) facility relocations, and 2) severance and hiring costs associated with our strategic transformation, including executive leadership team changes, and 3) strategic business assessment and transformation projects.
(2)Expenses or income related to various professional fees, net working capital finalization, and legal settlements from acquisition related activities.
(3)Impairment consists of the write down of the DBCI Tradename intangible asset.
(4)Adjustments for loss on extinguishment and modification of debt are related to the write off of unamortized fees and third-party fees as a result of the debt modification completed in April 2024 and the debt refinancing of its existing First Lien Term Loan pursuant to Amendment No. 6, that occurred in August 2023.
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

Adjusted Net Income
Adjusted Net Income is defined as net income attributable to shareholders, which excludes from reported GAAP results, the impact of certain items consisting of restructuring charges, acquisition related activities, and other non-recurring charges. Similar to Adjusted EBITDA, such expenses, charges, and gains are excluded since they are not indicative of Janus’s normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies.
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
The following table presents a reconciliation of Net Income to Adjusted Net Income for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Income	$11.8	$37.0	$70.1	$100.0
Net Income Adjustments(1)	5.2	2.7	9.0	3.5
Tax Effect on Net Income Adjustments(2)	(1.3)	(0.7)	(2.3)	(0.9)
Non-GAAP Adjusted Net Income*	$15.7	$39.0	$76.8	$102.6
(1)Net Income Adjustments for the three months ended September 28, 2024 include $0.4 restructuring charges, $2.8 impairment charge, and $2.0 acquisition expenses. Net Income adjustments for the nine months ended September 28, 2024 include $1.1 restructuring charges, $2.8 impairment charge, $3.4 acquisition expenses and $1.7 loss on extinguishment and modification of debt. Refer to the Adjusted EBITDA table above for further details.
(2)The effective tax rates of 24.9% was used for the nine months ended September 28, 2024. The effective tax rates of 25.2% was used for the nine months ended September 30, 2023.
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

Free Cash Flow
The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses. We define “Free Cash Flow” as cash flow from operating activities, less cash used in purchases of property, plant and equipment. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. We use this financial measure both in presenting results to shareholders and the investment community and in our internal evaluation and management of our businesses. We believe that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same tool that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure “Free Cash Flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives. Free cash flow should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP.
The following table presents a reconciliation of cash flows provided by operating activities to free cash flow for the periods indicated:

(dollar amounts in tables in millions)	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flow from operating activities	$102.6	$146.5
Less: purchases of property, plant and equipment	(14.0)	(13.5)
Free cash flow*	$88.6	$133.0

Non-GAAP Adjusted Net Income*	$76.8	$102.6

Free cash flow conversion of Non-GAAP Adjusted Net Income*	115%	130%
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
The following table presents a reconciliation of Long-Term Debt to Net Debt and Long-Term Debt to Net Income Ratio to Net Leverage Ratio for the periods indicated:

(dollar amounts in tables in millions)	September 28, 2024	December 30, 2023
Note payable - First Lien	$600.0	$623.4
Less: Cash	102.1	171.7
Net Debt*	$497.9	$451.7

Net Income (Trailing Twelve-Month periods ended)(1)	$105.9	$135.7
Adjusted EBITDA (Trailing Twelve-Month periods ended)(2)	$248.2	$285.6

Long-Term Debt to Net Income	5.7	4.6
Non-GAAP Net Leverage Ratio*	$2.0	$1.6
(1) Trailing Twelve-months Net Income for the period ended September 28, 2024 consists of the sum of Net Income as reported in the Company’s Quarterly and Annual Reports, as applicable of $35.8, $30.7, $27.6 and $11.8 for the periods ended December 30, 2023, March 30, 2024, June 29, 2024 and September 28, 2024, respectively. Trailing Twelve-months Net Income for the period ended December 30, 2023 is Net Income as reported in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.
(2) Trailing Twelve-months Adjusted EBITDA for the period ended September 28, 2024 consists of the sum of Adjusted EBITDA as reported in the Company’s Quarterly or Annual Reports, as applicable of $74.3, $66.3, $64.5 and $43.1 for the three month periods ended December 30, 2023, March 30, 2024, June 29, 2024 and September 28, 2024, respectively. Trailing Twelve-month Adjusted EBITDA for the period ended December 30, 2023 is Adjusted EBITDA as reported in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of September 28, 2024, our outlook and current debt ratings are as follows:

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

Contractual Obligations
Summarized below are our contractual obligations as of September 28, 2024 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in millions):

	Total	2024	2025-2026	2027-2028	Thereafter
Debt obligations	$600.0	$3.0	$12.0	$12.0	$573.0
Finance lease obligations	3.7	0.4	2.3	1.0	—
Supply contracts (1)	1.5	1.0	0.5	—	—
Operating lease obligations	52.5	1.9	14.5	12.3	23.8
Total	$657.7	$6.3	$29.3	$25.3	$596.8

(1)Supply contracts relate to the multiple fixed price agreements.
Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First Lien Term Loan has a maturity date of August 3, 2030. (See Note 9, Long-Term Debt, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).
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
In addition to the contractual obligations and commitments listed and described above, the Company also had another commitment for which it is contingently liable as of September 28, 2024 and December 30, 2023 consisting of an outstanding letter of credit of $0.4.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 28, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the nine month period ended September 28, 2024:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
December 31, 2023 - January 30, 2024	—	$—	—	$—
January 31, 2024 - March 1, 2024	—	—	—	—
March 2, 2024 - April 1, 2024	1,019,889	14.84	1,019,889	84.9
April 2, 2024 - May 2, 2024	—	—	—	—
May 3, 2024 - June 2, 2024	—	—	—	—
June 2, 2024 - July 3, 2024	753,667	13.26	753,667	74.9
July 4, 2024 - August 3, 2024	—	—	—	—
August 4, 2024 - September 4, 2024	3,362,721	10.59	3,362,721	43.0
September 5, 2024 - September 28, 2024	902,642	10.49	902,642	29.9
Total	6,038,919	$11.61	6,038,919	$29.9
(1)On February 28, 2024, the Company announced that the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100.0 million of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. There were 4,265,363 and 6,038,919 shares repurchased as part of our publicly announced share repurchase program during the three and nine month periods ended September 28, 2024 respectively.
(2)The share price paid per share is exclusive of $0.5 and $0.8 for the three and nine month periods ended September 28, 2024, respectively, of commission and excise taxes associated with the share repurchase transactions.
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

During the three month period ended September 28, 2024, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

*    Filed herewith.
** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
^ Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	November 1, 2024	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer