Form 10-Q
period 2025-03-29
Janus International Group, Inc.
filed 2025-05-08
CIK 1839839

egment

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, 139,961,636 shares of the Registrant’s common stock were outstanding.

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
These forward-looking statements include, but are not limited to, statements about our financial condition, results of operations, earnings outlook and prospects or regarding our or our management’s expectations, beliefs, intentions or strategies regarding the future, including our expectations regarding our revenues, cost of revenues, operating expenses, other operating results, and other key metrics, and our ability to meet previously announced earnings guidance with respect to the Company and/or its individual segments. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements after the date of this Form 10-Q, except as required by law.
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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
•changes adversely affecting the business in which we are engaged;
•geopolitical risks and changes in applicable laws or regulations;
•the possibility that Janus may be adversely affected by other economic, business, and/or competitive factors;
•operational risk;
•any failure to effectively manage, and receive anticipated returns from, acquisitions, divestitures, investments, joint ventures, and other portfolio actions;
•fluctuations in the demand for our products and services;
•the impact of supply chain disruptions, tariffs, and inflation and our ability to recoup rising costs in the rates we charge to our customers;
•the possibility that our long-lived assets and other assets, including inventory, property, plant, equipment, intangibles, and investments in unconsolidated affiliates may become impaired;
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
•the possibility of political instability, war, or acts of terrorism in any of the countries where we operate; and
•other risks detailed from time to time in our filings with the SEC, press releases, and other communications, including those set forth under “Risk Factors” included in our 2024 Annual Report on Form 10-K for the year ended December 28, 2024, and in the documents incorporated by reference herein and therein.

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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(amounts in millions, except share and per share data - Unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$140.8	$149.3
Accounts receivable, less allowance for credit losses of $15.1 and $18.1, as of March 29, 2025 and December 28, 2024, respectively	120.6	136.5
Contract assets	28.2	23.2
Inventories	53.3	53.3
Prepaid expenses	7.5	7.2
Other current assets	10.9	16.0
Total current assets	$361.3	$385.5
Property, plant, and equipment, net	61.1	56.8
Right-of-use assets, net	59.1	59.7
Intangible assets, net	365.7	373.5
Goodwill	383.4	383.1
Deferred tax assets, net	36.0	36.9
Other assets	5.2	5.8
Total assets	$1,271.8	$1,301.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57.8	$53.9
Contract liabilities	17.9	17.9
Current maturities of long-term debt	7.5	8.8
Accrued expenses and other current liabilities	56.1	56.2
Total current liabilities	$139.3	$136.8
Long-term debt, net	544.5	583.2
Deferred tax liabilities, net	1.7	1.7
Other long-term liabilities	59.5	60.8
Total liabilities	$745.0	$782.5
STOCKHOLDERS’ EQUITY
Common stock, 825,000,000 shares authorized, $0.0001 par value, 148,164,578 and 147,280,524 shares issued as of March 29, 2025 and December 28, 2024, respectively	$—	$—
Treasury stock, at cost, 8,230,011 and 7,276,549 shares as of March 29, 2025 and December 28, 2024, respectively	(89.1)	(81.4)
Additional paid-in capital	303.7	299.7
Accumulated other comprehensive loss	(2.9)	(3.8)
Retained earnings	315.1	304.3
Total stockholders’ equity	$526.8	$518.8
Total liabilities and stockholders’ equity	$1,271.8	$1,301.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in millions, except share and per share data - Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
REVENUES
Product revenues	$166.3	$215.1
Service revenues	44.2	39.4
Total revenues	$210.5	$254.5
Product cost of revenues	97.7	114.7
Service cost of revenues	30.9	29.4
Cost of revenues	$128.6	$144.1
GROSS PROFIT	$81.9	$110.4
OPERATING EXPENSES
Selling and marketing	16.9	17.6
General and administrative	39.7	37.3
Operating expenses	$56.6	$54.9
INCOME FROM OPERATIONS	$25.3	$55.5
Interest expense, net	(10.2)	(14.4)
Other income, net	0.3	0.1
INCOME BEFORE TAXES	$15.4	$41.2
Provision for income taxes	4.6	10.5
NET INCOME	$10.8	$30.7
Other comprehensive income (loss)	0.9	(0.6)
COMPREHENSIVE INCOME	$11.7	$30.1

Weighted average shares outstanding, basic and diluted (Note 14)
Basic	140,050,632	146,604,142
Diluted	140,270,494	147,046,212
Net income per share, basic and diluted (Note 14)
Basic	$0.08	$0.21
Diluted	$0.08	$0.21
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
Repurchase of common shares			(1,019,889)		1,019,889	(15.3)				(15.3)
Issuance of restricted units	—	—	163,309	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(57,696)	—	57,696	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	—	—	—	—	30.7	30.7
Balance as of March 30, 2024	—	$—	145,947,213	$—	1,111,882	$(16.6)	$290.9	$(3.5)	$264.6	$535.4

Janus International Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2024	—	$—	140,003,975	$—	7,276,549	$(81.4)	$299.7	$(3.8)	$304.3	$518.8
Repurchase of common shares	—	—	(621,643)	—	621,643	(5.1)	—	—	—	(5.1)
Issuance of restricted units	—	—	884,054	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(331,819)	—	331,819	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	—	—	—	—	4.0	—	—	4.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.9	—	0.9
Net income	—	—	—	—	—	—	—	—	10.8	10.8
Balance as of March 29, 2025	—	$—	139,934,567	$—	8,230,011	$(89.1)	$303.7	$(2.9)	$315.1	$526.8
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows provided by operating activities
Net income	$10.8	$30.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant, and equipment	2.9	2.8
Noncash lease expense	1.9	1.7
Provision for inventory obsolescence	0.6	0.2
Amortization of intangibles	8.3	7.4
Deferred income taxes, net	0.9	2.5
Deferred finance fee amortization	1.2	0.5
Provision for expected losses on accounts receivable	0.2	0.5
Share-based compensation	4.0	1.9
Loss on equity investment	0.1	—
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	15.8	(18.4)
Contract assets	(4.9)	14.3
Prepaid expenses and other current assets	4.7	3.0
Inventories	(0.4)	(2.9)
Other assets	0.3	0.3
Accounts payable	3.2	1.5
Contract liabilities	(0.2)	3.0
Accrued expenses and other current liabilities	0.4	(18.9)
Other long-term liabilities	(1.5)	(1.5)
Net cash provided by operating activities	$48.3	$28.6
Cash flows used in investing activities
Purchases of property, plant, and equipment	$(6.4)	$(4.6)
Net cash used in investing activities	$(6.4)	$(4.6)
Cash flows used in financing activities
Principal payments on long-term debt	$(41.5)	$(1.6)
Principal payments under finance lease obligations	(0.7)	(0.2)
Cash paid for common stock withheld for taxes	(2.6)	—
Excise taxes paid for repurchase of common stock	(0.8)	—
Repurchase of common stock	(5.0)	(15.3)
Net cash used in financing activities	$(50.6)	$(17.1)
Effect of exchange rate changes on cash and cash equivalents	$0.2	$(0.2)
Net (decrease) increase in cash	$(8.5)	$6.7
Cash, beginning of period	$149.3	$171.7
Cash, end of period	$140.8	$178.4
Supplemental cash flows information
Interest paid	$7.6	$18.8
Income taxes paid	$0.3	$0.9
Cash paid for operating leases included in operating activities	$2.5	$2.1
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1.0
Right-of-use assets obtained in exchange for finance lease obligations	$1.2	$—
RSU shares withheld included in accrued employee taxes	$0.2	$0.9
Excise taxes from common share repurchase included in accrued expenses	$0.1	$—
Purchases of property, plant, and equipment in accounts payable	$0.7	$—
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Nature of Operations
Janus International Group, Inc. is a holding company incorporated in Delaware. References to “Janus,” “Group,” “Company,” “we,” “our” or “us” refer to Janus International Group, Inc. and its consolidated subsidiaries. The Company is a global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions. The Company provides facility and door automation and access control technologies, roll up and swing doors, hallway systems, relocatable storage “MASS” (Moveable Additional Storage Structures) units, and trucking terminal renovation, remodeling, and maintenance services, among other solutions, to serve several U.S. and international locations. The Company works with its customers throughout every phase of a project by providing solutions, including facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities and damaged or end-of-life products.
The Company is headquartered in Temple, GA with operations in the United States of America (“United States” or “U.S.”), United Kingdom (“U.K.”), Australia, France, Canada, and Poland. Janus International Group, Inc. is a holding company with no operations other than global management of certain operating entities, including Janus International Group, LLC. Each of Janus Intermediate Holdco, Inc., Janus Midco, LLC, and Janus Intermediate, LLC are holding companies with no other operations, cash flows, material assets, or liabilities other than the equity interests held in Janus International Group, LLC. The Company provides products and services through its two operating and reportable segments, which are based on the geographic region of its operations: (i) Janus North America and (ii) Janus International. The Janus North America segment is comprised of Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”) Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). The Janus International segment is comprised of Janus International Europe Holdings Ltd. (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”), whose production and sales are largely in Europe, the U.K. and Australia. The Company’s common stock is currently traded on the New York Stock Exchange under the symbol “JBI”.

Janus International Group, Inc. is a holding company with no operations other than global management of certain operating entities, including Janus International Group, LLC. Each of Janus Intermediate Holdco, Inc., Janus Midco, LLC, and Janus Intermediate, LLC are holding companies with no other operations, cash flows, material assets, or liabilities other than the equity interests held in Janus International Group, LLC.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the applicable rules and regulations of the SEC. In the opinion of the Company’s management, the Unaudited Condensed Consolidated Financial Statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 29, 2025, and its results of operations, including its comprehensive income and stockholders’ equity for the three month periods ended March 29, 2025 and March 30, 2024. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but may not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Company’s Annual Report on Form 10-K, for the year ended December 28, 2024. The dollar amounts in the Notes to the Unaudited Condensed Consolidated Financial Statements are shown in millions of dollars and rounded to the nearest tenth of a million, unless otherwise noted, except for share and per share amounts.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, inventory basis adjustments, the fair value of assets, liabilities, and assumptions related to business combinations, the recognition and valuation of unit-based compensation arrangements, the useful lives of property, plant, and equipment, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill.
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
The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of the Company’s debt is estimated using fair value based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. The Company’s debt approximates its carrying amount as of March 29, 2025 and December 28, 2024 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 8 and 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of the Company’s debt). Cash equivalents are highly liquid investments purchased three months or less from maturity.
Significant Accounting Policies
The Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Cash and Cash Equivalents
Cash and cash equivalents includes the Company’s short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. Interest income on cash equivalents is offset against interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income was $1.1 for the three month period ended March 29, 2025. There was no interest income for the three month period ended March 30, 2024.
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

The activity for the allowance for credit losses during the three month periods ended March 29, 2025 and March 30, 2024, is as follows:

(dollar amounts in millions)
Balance at December 28, 2024	$18.1
Write-offs	(3.2)
Provision for expected credit losses, net	0.2
Balance at March 29, 2025	$15.1

Balance at December 30, 2023	$3.6
Write-offs	—
Provision for expected credit losses, net	0.5
Balance at March 30, 2024	$4.1

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
The activity related to product warranty liabilities recorded in accrued expenses and other current liabilities during the three month periods ended March 29, 2025 and March 30, 2024, is as follows:

(dollar amounts in millions)
Balance at December 28, 2024	$4.8
Incremental warranty provision	0.3
Warranty charges incurred	(0.1)
Balance at March 29, 2025	$5.0

Balance at December 30, 2023	$2.3
Incremental warranty provision	0.2
Warranty charges incurred	(0.1)
Balance at March 30, 2024	$2.4
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. The Company has not experienced any losses in such accounts. The Company sells its products and services mainly in the United States and Europe. The Company performs ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. As of March 29, 2025, one customer accounted for approximately 11% of the accounts receivable balance. For the period ended March 29, 2025, there were no customers that represented more than 10% of revenues. For the three month period ended March 29, 2025, the Company had one vendor that accounted for 14% of all raw material and finished goods purchases. This vendor provides raw materials to the Company which can be sourced by alternative vendors should the need arise.
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
Recently Issued Accounting Pronouncements
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
3. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs (that approximate actual cost) determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced by the Company are capitalized into inventories. The major components of inventories as of March 29, 2025 and December 28, 2024 are as follows:

(dollar amounts in millions)	March 29, 2025	December 28, 2024
Raw materials	$40.6	$40.3
Work-in-process	0.4	0.4
Finished goods	12.3	12.6
Inventories	$53.3	$53.3
4. Property, Plant, and Equipment
Property, plant, and equipment as of March 29, 2025 and December 28, 2024 are as follows:

(dollar amounts in millions)	Useful Life	March 29, 2025	December 28, 2024
Land	Indefinite	$3.4	$3.4
Building	39 years	—	—
Manufacturing machinery and equipment	3-7 years	56.5	50.6
Leasehold improvements	Over the shorter of the lease term or respective useful life	13.4	12.9
Computer and software	3 years	16.3	16.3
Furniture and fixtures, and vehicles	3-7 years	6.0	5.9
Construction in progress	—	13.5	12.8
Total property, plant, and equipment		$109.1	$101.9
Less: accumulated depreciation		(48.0)	(45.1)
Property, plant, and equipment, net		$61.1	$56.8
Depreciation expense included in cost of revenues, was approximately $2.0 and $1.8 for the three month periods ended March 29, 2025 and March 30, 2024, respectively. Depreciation expense included in operating expenses was $0.9 and $1.0 for the three month periods ended March 29, 2025 and March 30, 2024, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
5. Business Combination
Terminal Door Asset Acquisition
On May 17, 2024, the Company, through its wholly owned subsidiary Terminal Door, LLC (“Terminal Door”), acquired 100% of the business operations (such transaction, the “T.M.C. Acquisition”) of Smith T.M.C., Inc., a Georgia corporation, Jerry O. Smith Company, LLC, a Georgia limited liability company, and J.O.S. Realty, Inc., a Georgia corporation (collectively, “T.M.C.” or the “T.M.C. Sellers”). Pursuant to the asset purchase agreement for such acquisition, Terminal Door acquired substantially all assets of the T.M.C. Sellers related to the business of trucking terminal renovation, construction, remodeling, and maintenance. The Company accounted for this acquisition as a business combination.
The following tables summarize the fair value of consideration transferred and the recognized amount of identified assets acquired, and liabilities assumed at the date of acquisition:

(dollar amounts in millions)
Segment	North America
Consideration transferred
Cash paid	$59.4
Total purchase consideration, net of cash acquired	$59.4
Recognized amounts of identifiable assets acquired
Accounts receivable	$2.4
Inventory	0.2
Property and equipment	0.4
Identifiable intangible assets	42.5
Recognized amounts of identifiable liabilities assumed
Accounts payable	(0.4)
Contract liabilities	(0.5)
Total identifiable net assets	$44.6
Goodwill	14.8
Total net assets acquired	$59.4
The Company recognized goodwill related to the T.M.C. Acquisition of $14.8. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is expected to be deductible for tax purposes.
The following table sets forth the components of identifiable intangible assets acquired as of the date of the T.M.C. Acquisition, and the related weighted average amortization period:

(dollar amounts in millions)	Fair Value	Weighted Average Amortization Period (years)
Customer relationships	$38.1	15
Tradename	1.7	5
Non-compete agreement	2.7	5
Identifiable intangible assets	$42.5

Results of Acquired Operations
The results of the acquired operations of Terminal Door have been included in the Unaudited Condensed Consolidated Financial Statements of the Company since the acquisition date of May 17, 2024. For the three month period ended March 29, 2025, Terminal Door contributed revenues of $3.5 and net income of $0.2.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
6. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets at March 29, 2025 and December 28, 2024, are as follows:

		March 29, 2025					December 28, 2024
(dollar amounts in millions)	Original Useful Life (years)	Remaining Weighted Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Customer relationships	10-15	8.4	$446.8	$191.4	$—	$255.4	$446.8	$184.0	$—	$262.8
Tradenames and trademarks	Indefinite	Indefinite	107.6	—	12.0	95.6	107.5	—	12.0	95.5
Tradenames and trademarks	5	4.1	1.7	0.3	—	1.4	1.7	0.2	—	1.5
Software development	10-15	7.9	20.3	9.3	—	11.0	20.3	9.0	—	11.3
Noncompete agreements	3-8	3.9	3.0	0.7	—	2.3	3.0	0.6	—	2.4
Total			$579.4	$201.7	$12.0	$365.7	$579.3	$193.8	$12.0	$373.5

Changes to gross carrying amount of recognized intangible assets due to translation adjustments include a gain of $0.3 and a loss of $0.3 for the periods ended March 29, 2025 and December 28, 2024, respectively. The amortization of intangible assets is included in the general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization expense was approximately $8.3 and $7.4 for the three month periods ended March 29, 2025 and March 30, 2024, respectively.
Goodwill
The changes in the carrying amounts of goodwill for the period ended March 29, 2025 were as follows:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of December 28, 2024	$371.8	$11.3	$383.1
Foreign currency translation adjustment	—	0.3	0.3
Balance as of March 29, 2025	$371.8	$11.6	$383.4

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, as of March 29, 2025 and December 28, 2024 are summarized as follows:

(dollar amounts in millions)	March 29, 2025	December 28, 2024
Customer deposits	$18.7	$17.4
Employee compensation	10.8	13.7
Interest payable	6.0	3.5
Current operating lease liabilities	5.6	5.4
Product warranties	5.0	4.8
Other liabilities(1)	10.0	11.4
Total	$56.1	$56.2
(1) Other liabilities as of March 29, 2025 and December 28, 2024 consists of property tax, credit card and various other accruals.

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
2023 ABL Credit and Guarantee Agreement - On August 3, 2023, the Company refinanced the revolving credit facility, pursuant to a new ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). The 2023 LOC Agreement, among other things (i) increased the previous aggregate commitments from $80.0 to $125.0, subject to eligible collateral, (ii) updated the manner in which the previous borrowing base under the 2023 LOC Agreement was determined, and (iii) replaced the administrative agent with a new administrative agent. Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.
The interest rate on the facility is based on a base rate, unless an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement) option is chosen by the Company. If the Adjusted Term SOFR Rate is elected, the interest rate is equal to the Adjusted Term SOFR Rate, which includes a 10 basis points flat CSA, plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on the Average Excess Availability (as defined in the 2023 LOC Agreement). As of March 29, 2025, the SOFR Margin Rate was 1.50%. As of March 29, 2025 and December 28, 2024, the interest rate in effect for the facility was 5.89% and 5.92%, respectively. The line of credit is collateralized by accounts receivable and inventories. The Company accrues an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC Agreement.
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
Amortization of approximately $0.1 was recognized for both three month periods ended March 29, 2025 and March 30, 2024. The unamortized portion of the fees as of March 29, 2025 and December 28, 2024, was approximately $0.8 and $0.9, respectively. There were no borrowings outstanding on the line of credit as of March 29, 2025 and December 28, 2024.
As of March 29, 2025 and December 28, 2024, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due. As of March 29, 2025 and December 28, 2024, the Company’s borrowing base capacity was approximately $76.3.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
9. Long-Term Debt
Long-term debt consists of the following:

(dollar amounts in millions)	March 29, 2025	December 28, 2024
Note payable - First Lien	$557.0	$598.5
Financing leases	3.8	3.4
	$560.8	$601.9
Less: unamortized deferred finance fees	8.8	9.9
Less: current maturities	7.5	8.8
Total long-term debt	$544.5	$583.2

Notes Payable - First Lien - As a result of a credit rating upgrade in March 2024, the First Lien term loan allowed the previous applicable margin rate to decrease from 3.25% to 3.00%. On April 18, 2024, the Company made a voluntary prepayment of $21.9 toward the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”).
On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a CSA rate of 0.10%. Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by the Company (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt was secured by substantially all of the Company’s business assets. There are no prepayment penalties if the Company makes voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of March 29, 2025 was 6.79%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%.
During the quarter ended March 29, 2025, the Company made a voluntary prepayment of $40.0 on the Repricing Amendment. The Company used cash on hand to make the voluntary prepayment. As a result of the prepayment, the Company expensed an additional $0.6 of the unamortized debt issuance costs that was amortizing over the expected life of the borrowing.
Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $1.1 and $0.4 was recognized for the three month periods ended March 29, 2025 and March 30, 2024, respectively, as a component of interest expense. These amounts are inclusive of the additional costs affiliated with voluntary prepayment of principal balances.

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
The components of right-of-use assets and lease liabilities were as follows:

(dollar amounts in millions)	Balance Sheet Classification	March 29, 2025	December 28, 2024
Assets:
Operating lease assets	Right-of-use assets, net	$54.9	$56.3
Finance lease assets	Right-of-use assets, net	4.2	3.4
Total leased assets		$59.1	$59.7
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$5.6	$5.4
Financing	Current maturities of long-term debt	1.5	1.3
Noncurrent:
Operating	Other long-term liabilities	54.9	56.2
Financing	Long-term debt	2.3	2.1
Total lease liabilities		$64.3	$65.0
The components of lease expense were as follows:

	Three Months Ended
(dollar amounts in millions)	March 29, 2025	March 30, 2024
Operating lease cost	$2.6	$2.4
Variable lease cost	0.1	0.2
Short-term lease cost	0.1	0.2
Finance lease cost:
Amortization of right-of-use assets	0.4	0.2
Interest on lease liabilities	0.1	0.1
Total lease cost	$3.3	$3.1
Other information related to leases was as follows:

	March 29, 2025	December 28, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	12.5	12.6
Finance leases	2.9	2.9
Weighted Average Discount Rate
Operating leases	7.4%	7.4%
Finance leases	7.4%	7.9%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As of March 29, 2025, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2025	$7.3
2026	9.7
2027	8.8
2028	8.6
2029	7.5
Thereafter	54.0
Total future lease payments	$95.9
Less: imputed interest	(35.4)
Present value of future lease payments	$60.5
As of March 29, 2025, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2025	$1.3
2026	1.3
2027	1.0
2028	0.5
2029	0.1
Thereafter	—
Total future lease payments	$4.2
Less: imputed interest	(0.4)
Present value of future lease payments	$3.8
11. Income Taxes
The Company is taxed as a Corporation under Subchapter C in the U.S. The Company also files in U.S. state and local jurisdictions and in other countries where the Company operates. The Company’s effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in local country jurisdictions as required. The U.K., France, and Australia entities are included on U.S. tax returns as pass-through entities.
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate on year-to-date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the changes occur. The Company’s provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset in the condensed consolidated financial statements.
During the three month periods ended March 29, 2025 and March 30, 2024, the Company recorded a total income tax provision of approximately $4.6 and $10.5 on pre-tax income of $15.4 and $41.2 resulting in an effective tax rate of 29.9% and 25.5%, respectively. For the three month period ended March 29, 2025, the effective tax rate was primarily impacted by state income taxes, nondeductible executive compensation, the discrete impact of RSU vesting, offset by the benefit of the R&D credit and the U.S. tax benefit derived from U.S. exports. For the three month period ended March 30, 2024, the effective rate was primarily impacted by statutory rate differentials, changes in estimated tax rates, and permanent differences.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
12. Revenue Recognition
Contract balances as of March 29, 2025 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at March 29, 2025	$17.7
Unbilled receivables at March 29, 2025	10.5
Contract assets at March 29, 2025	$28.2

Revenues in excess of billings at December 28, 2024	$16.2
Unbilled receivables at December 28, 2024	7.0
Contract assets at December 28, 2024	$23.2

Contract liabilities at December 28, 2024	$17.9
Contract liabilities at March 29, 2025	$17.9
During the quarter ended March 29, 2025, the Company recognized revenue of approximately $9.0 related to contract liabilities at December 28, 2024.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depicts the Company’s reportable segment revenues by timing and sales channel of revenue recognition for the three month periods ended March 29, 2025 and March 30, 2024:
Revenue by Timing of Revenue Recognition

(dollar amounts in millions)	Three Months Ended
Reportable Segments by Timing of Revenue Recognition	March 29, 2025	March 30, 2024
Janus North America
Product revenues transferred at a point in time	$143.1	$174.2
Product revenues transferred over time	12.9	32.7
Service revenues transferred over time	34.7	33.6
	$190.7	$240.5
Janus International
Product revenues transferred at a point in time	$11.7	$8.9
Service revenues transferred over time	9.5	5.8
	$21.2	$14.7
Eliminations	(1.4)	(0.7)
Total Revenue	$210.5	$254.5
Revenue by Sales Channel

(dollar amounts in millions)	Three Months Ended
Reportable Segments by Sales Channel Revenue Recognition	March 29, 2025	March 30, 2024
Janus North America
Self-storage - new construction	$67.0	$104.2
Self-storage - R3	55.7	68.3
Commercial and others	68.0	68.0
	$190.7	$240.5
Janus International
Self-storage - new construction	$19.9	$12.4
Self-storage - R3	1.3	2.3
	$21.2	$14.7
Eliminations	(1.4)	(0.7)
Total Revenue	$210.5	$254.5

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
13. Equity Compensation
2021 Omnibus Incentive Plan
The Company maintains its 2021 Omnibus Incentive Plan (the “Plan”) under which it grants share-based awards to eligible directors, officers, and employees in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and the Company’s stockholders. The Plan allows the Company to issue and grant 15,125,000 shares.
The Company measures compensation expense for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the three month period ended March 29, 2025, the Company granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of the Company’s common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Company’s Compensation Committee of the Board of Directors. In connection with the equity awards, the share-based compensation expense was $4.0 and $1.9 for the three month periods ended March 29, 2025 and March 30, 2024, respectively. The income tax benefit from share-based compensation was $0.7 and $0.4 for the three month periods ended March 29, 2025 and March 30, 2024, respectively.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the three month period ended March 29, 2025 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted Average Grant Date Fair Value
Unvested, outstanding at December 28, 2024	1,954,846	$13.1
Granted	742,652	8.3
Vested	(399,346)	13.3
Forfeited	(8,889)	11.6
Unvested, outstanding at March 29, 2025	2,289,263	$11.5
Share-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $3.0 and $1.2 for the three month periods ended March 29, 2025 and March 30, 2024, respectively. As of March 29, 2025, there was an aggregate of $21.1 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted average period of 1.9 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s three-year cumulative financial targets. The number of PSUs that become earned can range between 0% and 200% of the original target number of PSUs. PSUs are subject to a two-year or three-year performance cliff-vesting period.
PSUs activity for the three month period ended March 29, 2025 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted Average Grant Date Fair Value
Unvested, outstanding at December 28, 2024	1,273,451	$9.9
Granted	341,325	8.3
Incremental units granted based on performance	242,353	9.4
Vested	(484,708)	9.4
Unvested, outstanding at March 29, 2025(1)	1,372,421	$9.5
(1) This number includes 431,355 performance stock units, which are projecting to payout at 0% due to performance results from previously-granted PSU awards.
Share-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $1.0 and $0.5 for the three month periods ended March 29, 2025 and March 30, 2024, respectively. As of March 29, 2025, there was an aggregate of $6.9 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted average period of 2.0 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The actual payout of the 2023 grants will be in a range of 0% to 200%, depending on financial performance results for the three-year performance period from January 1, 2023, through December 27, 2025. As of March 29, 2025, the Company deemed the estimate of these PSUs to be issued at 0% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2024 grants will be in a range of 0% to 200%, depending on financial performance results for the three-year performance period from January 1, 2024, through December 26, 2026. As of March 29, 2025, the Company deemed the estimate of these PSUs to be issued at 0% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2024 “special incentive” grants will be in a range of 0% to 200%, depending on financial performance results for the two-year performance period from December 29, 2024, through January 2, 2027. As of March 29, 2025, the Company deemed the estimate of these PSUs to be issued at 100% of target, and have reflected such estimates within the share-based compensation expense.
The actual payout of the 2025 grants will be in a range of 0% to 200%, depending on financial performance results for the three-year performance period from December 29, 2024, through January 1, 2028. As of March 29, 2025, the Company deemed the estimate of these PSUs to be issued at 100% of target, and have reflected such estimates within the share-based compensation expense.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
14. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three month periods ended March 29, 2025 and March 30, 2024, dilutive potential common shares include stock options and unvested RSUs. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the three month periods ended March 29, 2025 and March 30, 2024:

(amounts in millions, except share and per share data)	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Net income attributable to common stockholders	$10.8	$30.7
Denominator:
Weighted average number of shares:
Basic	140,050,632	146,604,142
Adjustment for dilutive securities	219,862	442,070
Diluted	140,270,494	147,046,212
Basic net income per share attributable to common stockholders	$0.08	$0.21
Diluted net income per share attributable to common stockholders	$0.08	$0.21
15. Share Repurchase Program
On February 28, 2024, the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100.0 of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. As of March 29, 2025, $16.3 is remaining under the share repurchase program.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for Janus for repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the three month periods ended March 29, 2025 and March 30, 2024:

(amounts in millions, except share and per share data)	Three Months Ended
	March 29, 2025	March 30, 2024
Number of shares repurchased	621,643	1,019,889
Share repurchase cost (including excise taxes)	$5.1	$15.3

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
16. Segments Information
The Company operates and reports its results through two geographic-based reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, Segment Reporting.
•The Janus North America segment is comprised of all the other entities including Janus Core, BETCO, NOKE, ASTA, ACT, Janus Door, Steel Door Depot, Janus Canada, and Terminal Door.
•The Janus International reportable segment is comprised of JIE with its production and sales located primarily in U.K., Australia, Poland, and France.
This segment structure reflects how the Company’s Chief Executive Officer (“CEO”), who has been identified as the Chief Operating Decision Maker, evaluates performance and allocates resources. Key business strategies, strategic objectives, and competitive decisions are determined at the geographical level (North America and International) rather than by product lines, functional divisions, or business units. The CEO primarily assesses segment performance and allocates resources, including personnel, property, and financial or capital resources, using gross profit and adjusted EBITDA. Budget-to-actual variances are reviewed monthly to assess performance and allocate resources. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 28, 2024.
Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and other non-operational, non-recurring items. The Company uses adjusted EBITDA, a non-GAAP financial measure, to assess operating performance, develop future operating plans, and make strategic decisions related to operating expenses and resource allocation, among others.
The following table presents segment revenue, gross profit, and adjusted EBITDA for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended March 29, 2025
Revenues	$190.7	$21.2	$(1.4)	$210.5
Cost of revenues	113.3	16.7	(1.4)	128.6
Gross profit	$77.4	$4.5	$—	$81.9
Other segment items (1)	(40.5)	(3.0)	—	(43.5)
Adjusted EBITDA	$36.9	$1.5	$—	$38.4

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended March 30, 2024
Revenues	$240.5	$14.7	$(0.7)	$254.5
Cost of revenues	133.5	11.3	(0.7)	144.1
Gross profit	$107.0	$3.4	$—	$110.4
Other segment items (1)	(40.8)	(3.3)	—	(44.1)
Adjusted EBITDA	$66.2	$0.1	$—	$66.3
(1) Other segment items included in adjusted EBITDA primarily include selling and marketing expense, general and administrative expense and depreciation.

The following table presents a reconciliation of reportable segment adjusted EBITDA to net income:

	Three Months Ended
(dollar amounts in millions)	March 29, 2025	March 30, 2024
Consolidated reconciliation
Net income	$10.8	$30.7
Interest, net	10.2	14.4
Income taxes	4.6	10.5
Depreciation and amortization	11.2	10.2
Restructuring & other adjusted EBITDA adjustments	1.6	0.5
Adjusted EBITDA	$38.4	$66.3

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Segment information for the three month periods ended March 29, 2025 and March 30, 2024 are as follows:

	Three Months Ended
(dollar amounts in millions)	March 29, 2025	March 30, 2024
Depreciation expense - cost of revenues
Janus North America	$1.7	$1.6
Janus International	0.3	0.2
Consolidated depreciation expense - cost of revenues	$2.0	$1.8
Depreciation expense - operating expenses
Janus North America	$0.8	$0.9
Janus International	0.1	0.1
Consolidated depreciation expense - operating expenses	$0.9	$1.0
Amortization of intangible assets
Janus North America	$8.0	$7.1
Janus International	0.3	0.3
Consolidated amortization expense	$8.3	$7.4
Purchases of property, plant, and equipment
Janus North America	$6.7	$3.6
Janus International	0.2	1.0
Consolidated purchases of property, plant, and equipment	$6.9	$4.6

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended March 29, 2025
Product revenues	$156.0	$11.7	$(1.4)	$166.3
Service revenues	34.7	9.5	—	$44.2
Total revenues	$190.7	$21.2	$(1.4)	$210.5
Three months ended March 30, 2024
Product revenues	$206.9	$8.9	$(0.7)	$215.1
Service revenues	33.6	5.8	—	$39.4
Total revenues	$240.5	$14.7	$(0.7)	$254.5
Segment information as of March 29, 2025 and December 28, 2024 are as follows:

(dollar amounts in millions)	March 29, 2025	December 28, 2024
Identifiable assets
Janus North America	$1,199.6	$1,234.6
Janus International	72.2	66.7
Consolidated Assets	$1,271.8	$1,301.3
Property, plant, and equipment, net
Janus North America	$53.1	$49.0
Janus International	8.0	7.8
Consolidated property, plant, and equipment, net	$61.1	$56.8

(dollar amounts in millions)	March 29, 2025	December 28, 2024
Long-lived assets(1)
United States	$455.7	$459.9
Other	30.2	30.1
Total long-lived assets	$485.9	$490.0
(1) The Company’s long-lived assets consist primarily of intangible assets, net, right-of-use assets, net, and property, plant, and equipment, net.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)	March 29, 2025	March 30, 2024
Revenues by country
United States	$190.7	$240.5
Other	21.5	14.7
Eliminations	(1.7)	(0.7)
Total revenues	$210.5	$254.5

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
17. Restructuring
During fiscal year 2024, the Company initiated a new multi-phase restructuring plan to improve its operational efficiencies to further support its corporate strategy. The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and efficiency of business processes. Restructuring expenses include severance costs, relocations costs, recruiting fees affiliated with hiring new personnel, legal costs, gain/loss on disposal of assets on closed facilities, and contract cancellation costs.
The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces the closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.
The Company’s restructuring expenses are comprised of the following:

	Three Months Ended
(dollar amounts in millions)	March 29, 2025	March 30, 2024
Severance and termination benefits	$0.3	$0.4
Legal, consulting, and other costs	0.1	—
Total restructuring charges	$0.4	$0.4

The following tables summarize the changes in the Company’s accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at December 28, 2024	$0.3
Restructuring charges	0.4
Payments	(0.6)
Balance at March 29, 2025	$0.1

(dollar amounts in millions)
Balance at December 30, 2023	$—
Restructuring charges	0.4
Payments	—
Balance at March 30, 2024	$0.4

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Self-Insurance
Under the Company’s workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss workers’ compensation insurance for claims in excess of $0.2 as of both March 29, 2025 and December 28, 2024. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $0.9 as of both March 29, 2025 and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under the Company’s health insurance program, coverage is obtained for catastrophic exposures under which the Company retains a portion of certain expected losses. The Company has stop loss insurance for claims in excess of $0.3 as of both March 29, 2025 and December 28, 2024. Provision for losses expected under this program is recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $1.3 and $1.4 as of March 29, 2025 and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
19. Related Party Transactions
For the three month periods ended March 29, 2025 and March 30, 2024, there were no material related party transactions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

JANUS’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which Janus’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Janus’s financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and the consolidated financial statements and notes thereto contained in Janus’s Annual Report on Form 10-K for the year ended December 28, 2024.
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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three month periods ended March 29, 2025 and March 30, 2024.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the three month periods ended March 29, 2025 and March 30, 2024. This section also provides a discussion of our contractual obligations, other purchase commitments, and customer credit risk that existed at March 29, 2025, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Estimates: This section identifies and summarizes those accounting estimates that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
Janus is a global manufacturer and supplier of turn-key self-storage, commercial, and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, Poland, United Kingdom (“U.K.”), and Australia. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large real estate investment trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control, and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities and damaged or end-of-life products.
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
New construction consists of engineering and project management work pertaining to the design, building, and logistics of a greenfield new self-storage facility tailored to customer specifications. Any Nokē Smart Entry System revenue associated with a new construction project also rolls up into this sales channel.
The concept of R3 is to remodel self-storage facilities including storage unit doors, hallways, ceilings, and offices, optimizing unit mix and utilizing vacant land for movable storage units (“MASS” relocatable storage units), and adding a more robust security solution to enable customers to (1) charge higher rental rates and (2) compete with modern self-storage facilities and large operators. In addition, the R3 sales channel includes new self-storage capacity being brought online through conversions and expansions. R3 transforms facilities through door replacement, facility upgrades, Nokē Smart Entry Systems, and relocatable storage MASS units.
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
Executive Overview
Janus’s operational and corporate strategy is to penetrate the self-storage, commercial and industrial storage markets, as well as capitalizing on aging self-storage facilities, while continuing to diversify our products and solutions. Janus is a bespoke provider of products and solutions for our clients.
•Total revenues of $210.5 for the three month period ended March 29, 2025 compared to $254.5 for the three month period ended March 30, 2024.

•Net income of $10.8 for the three month period ended March 29, 2025 compared to $30.7 for the three month period ended March 30, 2024.

•Adjusted EBITDA of $38.4 for the three month period ended March 29, 2025 compared to $66.3 for the three month period ended March 30, 2024.

•Adjusted EBITDA as a percentage of revenues was 18.2% for the three month period ended March 29, 2025 compared to 26.1% for the three month period ended March 30, 2024

•Cash flows from operations of $48.3 and free cash flow of $41.9 were generated for the three month period ended March 29, 2025 compared to $28.6 cash flows from operations and $24.0 free cash flow for the three month period ended March 30, 2024.

•Common stock worth $5.1 was repurchased in the three months ended March 29, 2025, which consisted of 621,643 shares, as part of our previously announced $100.0 share repurchase program.

•Completed a voluntary prepayment of $40.0 toward the First Lien Term Loan.

Information regarding use of Adjusted EBITDA, Free Cash Flow, and Net Leverage Ratio — each a non-GAAP measure, and a reconciliation to the most comparable GAAP measure, are included in “Non-GAAP Financial Measures.”

Business Segment Information
Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.
Janus North America is comprised of nine entities including Corporate, Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, ACT and T.M.C. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represents approximately 85% - 95% of the Company’s revenue.
Janus International is comprised of Janus International Europe Holdings Ltd (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe, the U.K., and Australia. Janus International represents approximately 5% - 15% of Janus’s consolidated revenue.
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
Human Capital
Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, management believes that headcount generally reflects Janus’s operational status, indicating whether the business is expanding or contracting. As of March 29, 2025, and March 30, 2024, the headcount was 2,267 employees (including 422 temporary employees) and 2,382 employees (including 424 temporary employees), respectively.
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Janus’s fiscal year follows a 4-4-5 calendar which divides a year into four quarters of 13 weeks, grouped into two 4-week “months” and one 5-week “month.” The major advantage of a 4-4-5 calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Every fifth or sixth year will require a 53rd week. As a result, some reporting periods are not as comparable as other reporting periods.
We have presented results of operations, including the related discussion and analysis for:
•The thirteen week period ended March 29, 2025 compared to the thirteen week period ended March 30, 2024.
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
Service Revenues. Service revenues reflect installation services to customers for facilities, including steel roll-up and swing doors, hallway systems, and relocatable storage units, which is recognized over time based on the satisfaction of our performance obligation. Janus is highly integrated with customers at every phase of a project, including facility planning/design, construction, access control, and the R3 of damaged, or end-of-life products or rebranding of facilities due to market consolidation. Service revenues also include trucking terminal renovation, construction, remodeling, and maintenance services to certain trucking customers.
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
General and Administrative Expense. General and administrative (“G&A”) expenses are comprised primarily of expenses relating to back office employee compensation and benefits, provision for expected credit losses, travel, meals, and entertainment expenses as well as depreciation on certain assets, and amortization. We expect general and administrative expenses to correlate to overall revenues, with some deviations for strategic investments.
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
The following tables set forth key performance measures for the three month periods ended March 29, 2025 and March 30, 2024:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 29, 2025	March 30, 2024	$	%
Total revenue	$210.5	$254.5	$(44.0)	(17.3)%
Adjusted EBITDA	$38.4	$66.3	$(27.9)	(42.1)%
Adjusted EBITDA (% of revenue)	18.2%	26.1%		(7.9)%

Total revenue decreased by $44.0 or 17.3% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The $47.5 of the decline is a decrease in organic revenue for the three month period ended March 29, 2025 as a result of the continuation of the volume decline associated with uncertainty in the macroeconomic environment and customer liquidity challenges, causing some customers to adjust project timing which started late in the second fiscal quarter of 2024. The organic decline was partially offset by $3.5 in inorganic revenue from the T.M.C. Acquisition, for the three month period ended March 29, 2025.
Adjusted EBITDA decreased by $27.9 or 42.1% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024, primarily due to decreased margin from the decrease in revenue, as noted above, and a decline from leverage on fixed costs, yielding a lower margin.

Adjusted EBITDA as a percentage of revenue decreased 790bps for the three month period ended March 29, 2025. The decrease in Adjusted EBITDA in three month period ended March 29, 2025 was primarily due to decline in leverage on fixed costs.

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
Janus periodically modifies sales prices of its products due to changes in costs for raw materials and energy, market conditions, labor and logistics costs, and the competitive environment. In certain cases, realized price increases are less than the announced price increases due to project pricing, competitive reactions, and changing market conditions.
Janus also offers a wide assortment of products that are differentiated by style, design, and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income.
Service revenue is driven by the product revenue and the increase in value-added services, which consists primarily of installation and project management, and third-party security. Janus differentiates itself through on-time delivery, efficient installation, customer service satisfaction, and a reputation for high quality products.
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

Results of Operations
For the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024:

	Three Months Ended		Variance
(dollar amounts in table in millions)	March 29, 2025	March 30, 2024	$	%
REVENUES
Product revenues	$166.3	$215.1	$(48.8)	(22.7)%
Service revenues	44.2	39.4	4.8	12.2%
Total revenues	$210.5	$254.5	$(44.0)	(17.3)%
Product cost of revenues	97.7	114.7	(17.0)	(14.8)%
Service cost of revenues	30.9	29.4	1.5	5.1%
Cost of revenues	$128.6	$144.1	$(15.5)	(10.8)%
GROSS PROFIT	$81.9	$110.4	$(28.5)	(25.8)%
OPERATING EXPENSES
Selling and marketing	16.9	17.6	(0.7)	(4.0)%
General and administrative	39.7	37.3	2.4	6.4%
Operating expenses	$56.6	$54.9	$1.7	3.1%
INCOME FROM OPERATIONS	$25.3	$55.5	$(30.2)	(54.4)%
Interest expense, net	(10.2)	(14.4)	4.2	(29.2)%
Other income	0.3	0.1	0.2	200.0%
INCOME BEFORE TAXES	$15.4	$41.2	$(25.8)	(62.6)%
Provision for income taxes	4.6	10.5	(5.9)	(56.2)%
NET INCOME	$10.8	$30.7	$(19.9)	(64.8)%

Adjusted EBITDA*	$38.4	$66.3	$(27.9)	(42.1)%
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

Revenues (Dollar amounts in table in millions)

	Three Months Ended		Variance		Variance Breakdown
	March 29, 2025	March 30, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$166.3	$215.1	$(48.8)	(22.7)%	$—	$(48.8)	(22.7)%
Service revenues	44.2	39.4	4.8	12.2%	3.5	$1.3	3.3%
Total	$210.5	$254.5	$(44.0)	(17.3)%	$3.5	$(47.5)	(18.7)%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
Total revenue decreased by $44.0 or 17.3% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The organic revenue decline for the three ended March 29, 2025, as a result of the continuation of the volume decline associated with uncertainty in the macroeconomic environment and customer liquidity challenges, causing some customers to adjust project timing which started late in the second fiscal quarter of 2024. The organic decline was partially offset by $3.5 in inorganic revenue from the T.M.C. Acquisition, for the period ended March 29, 2025.

The following tables and discussion compares Janus’s sales by sales channel:

(dollar amounts in table in millions)	Three Months Ended				Variance
Consolidated	March 29, 2025	% of sales	March 30, 2024	% of sales	$	%
Self-storage - new construction	$86.9	41.3%	$116.6	45.8%	$(29.7)	(25.5)%
Self-storage - R3	57.0	27.1%	70.6	27.7%	(13.6)	(19.3)%
Total self-storage	143.9	68.4%	187.2	73.6%	(43.3)	(23.1)%

Commercial and other	66.6	31.6%	67.3	26.4%	(0.7)	(1.0)%
Total	$210.5	100.0%	$254.5	100.0%	$(44.0)	(17.3)%
New construction sales decreased by $29.7 or 25.5% for the three month period ended March 29, 2025 compared to the three month periods ended March 30, 2024. The decrease is a result of the continuation of the volume decline associated with uncertainty in the macroeconomic environment and customer liquidity challenges, causing some customers to adjust project timing which started late in the second fiscal quarter of 2024.
R3 sales decreased by $13.6 or 19.3% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The R3 sales decrease was due to a nearly 50% decline in facility expansion and retail big-box conversion activity.
Commercial and other sales decreased by $0.7 or 1.0% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The decrease was attributable to a decline in volumes for rolling sheet doors, partially offset by $3.5 in inorganic revenue from the T.M.C. Acquisition.
Cost of Revenues (dollar amounts in tables in millions)

	Three Months Ended		Variance		Variance Breakdown
	March 29, 2025	March 30, 2024	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$97.7	$114.7	$(17.0)	(14.8)%	$—	$(17.0)	(14.8)%
Service cost of revenues	30.9	29.4	1.5	5.1%	1.6	$(0.1)	(0.3)%
Cost of Revenues	$128.6	$144.1	$(15.5)	(10.8)%	$1.6	$(17.1)	(11.9)%
The cost of revenues decreased by $15.5 or 10.8% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The decrease in product cost of revenues of $17.0 for the three month period ended March 29, 2025 is attributable to the decline in revenues. The increase in service cost of revenues of $1.5 for the three month period ended March 29, 2025 is primarily attributable to the T.M.C. Acquisition partially offset by the decline in organic volume.
Operating Expenses - Selling and marketing
Selling and marketing expense decreased $0.7 or 4.0% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The decrease for the three month period is due to a decrease in employee related expenses as a result of a decline in revenue and implementation of the Company’s restructuring plan announced in fiscal 2024.
Operating Expenses - General and administrative
General and administrative expenses increased $2.4 or 6.4% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The increase for the three months is attributable to higher amortization expense of $0.9 as a result of the acquisition of T.M.C and higher share-based compensation of $2.1 as a result of strategic grants to retain certain key employees. These cost increases are partially offset by a reduction in costs as a result of the restructuring plan announced in fiscal 2024.
Interest Expense, net
Interest expense, net decreased $4.2 or 29.2% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024, primarily due to voluntary debt repayment during the three month period ended March 29, 2025 of $40.0. A $21.9 million voluntary repayment was also made in April 2024, as well as the Repricing Agreement in April 2024, which lowered the overall interest rate and the investment in cash equivalents, which resulted in interest income of $1.1 for the three period ended March 29, 2025.
Income Taxes
Income tax expense decreased by $5.9 or 56.2% from $10.5 for the three month period ended March 30, 2024 to $4.6 expense for the three month period ended March 29, 2025 due to a decrease in income before taxes.

Net Income
The $19.9 or 64.8% decrease in net income for the three month period ended March 29, 2025 as compared to the three month period ended March 30, 2024 is largely due to a decrease in revenues and increase in operating expenses partially offset by a decrease in cost of revenues for the three month period ended March 29, 2025.

Segment Results of Operations
We operate in and report financial results for two segments: Janus North America and Janus International with the following sales channels: self-storage - new construction, self-storage - R3, and commercial and other.
Segment operating income is the measure of profit and loss that our Chief Operating Decision Maker uses to evaluate the financial performance of the business and as the basis for resource allocation, performance reviews, and compensation. For these reasons, we believe that segment operating income represents the most relevant measure of segment profit and loss. Our Chief Operating Decision Maker may exclude certain charges or gains, such as corporate charges and other special charges, to arrive at a segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define segment operating margin as segment operating income as a percentage of the segment’s net revenues. The segment discussion that follows describes the significant factors contributing to the changes in results for each segment included in Results of Operations.
Results of Operations - Janus North America
For the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 29, 2025	March 30, 2024	$	%
REVENUES
Product revenues	$156.0	$206.9	$(50.9)	(24.6)%
Service revenues	34.7	33.6	1.1	3.3%
Total revenues	$190.7	$240.5	$(49.8)	(20.7)%
Product cost of revenues	89.4	109.1	(19.7)	(18.1)%
Service cost of revenues	23.9	24.4	(0.5)	(2.0)%
Cost of revenues	$113.3	$133.5	$(20.2)	(15.1)%
GROSS PROFIT	$77.4	$107.0	$(29.6)	(27.7)%
OPERATING EXPENSES
Selling and marketing	15.8	16.6	(0.8)	(4.8)%
General and administrative	36.5	34.2	2.3	6.7%
Operating expenses	$52.3	$50.8	$1.5	3.0%
INCOME FROM OPERATIONS	$25.1	$56.2	$(31.1)	(55.3)%

Adjusted EBITDA*	$36.9	$66.2	$(29.3)	(44.3)%
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

Revenue

(dollar amounts in millions)	Three Months Ended		Variance		Variance Breakdown
	March 29, 2025	March 30, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$156.0	$206.9	$(50.9)	(24.6)%	$—	$(50.9)	(24.6)%
Service revenues	34.7	33.6	1.1	3.3%	3.5	$(2.4)	(7.1)%
Total	$190.7	$240.5	$(49.8)	(20.7)%	$3.5	$(53.3)	(22.2)%
Total revenue decreased by $49.8 or 20.7% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The $53.3 organic revenue decline for the three months ended March 29, 2025 is substantially attributed to declines in volume associated with macroeconomic uncertainty and sustained high interest rates impacting liquidity, causing some customers to adjust project timing beginning late in the second fiscal quarter of 2024. The organic decline was partially offset by $3.5 in inorganic revenue from the T.M.C. acquisition for the three month period ended March 29, 2025.

The following tables and discussion compares Janus North America sales by sales channel.

(dollar amounts in millions)	Three Months Ended				Variance
	March 29, 2025	% of Total Sales	March 30, 2024	% of Total Sales	$	%
Self-storage - new construction	$67.0	35.1%	$104.2	43.3%	$(37.2)	(35.7)%
Self-storage - R3	55.7	29.2%	68.3	28.4%	(12.6)	(18.4)%
Total self-storage	122.7	64.3%	172.5	71.7%	(49.8)	(28.9)%

Commercial and other	68.0	35.7%	68.0	28.3%	—	—%
Total	$190.7	100.0%	$240.5	100.0%	$(49.8)	(20.7)%
New construction sales decreased by $37.2 or 35.7% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The decrease was due to declines in volume associated with macroeconomic uncertainty and sustained high interest rates impacting liquidity, causing some customers to adjust project timing beginning late in the second fiscal quarter of 2024.
R3 sales decreased by $12.6 or 18.4% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The R3 sales decrease was due to a nearly 50% decline in facility expansion and retail big-box conversion activity.
Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Variance		Variance Breakdown
	March 29, 2025	March 30, 2024	$	%	Acquisition Cost	Organic Growth	Organic Growth %
Product cost of revenues	$89.4	$109.1	$(19.7)	(18.1)%	$—	$(19.7)	(18.1)%
Service cost of revenues	23.9	24.4	(0.5)	(2.0)%	1.6	(2.1)	(8.6)%
Cost of revenues	$113.3	$133.5	$(20.2)	(15.1)%	$1.6	$(21.8)	(16.3)%
The cost of revenues for the three month period ended March 29, 2025 decreased by $20.2 or 15.1%. The decrease of product cost of revenues of $19.7 for the three month period ended March 29, 2025 is in line with the decline in product revenues. The decrease in service cost of revenues of $0.5 for the three month period ended March 29, 2025 similar to the change in revenue with slight betterment in margin rate due to product mix with the acquisition of T.M.C.
Operating Expenses - Selling and marketing
Selling and marketing expenses decreased $0.8 or 4.8% for the three month period ended March 29, 2025. The decrease for the three month period is due to a decrease in employee related expenses as a result of a decline in revenue and implementation of our restructuring plan announced in fiscal 2024.
Operating Expenses - General and administrative
General and administrative expenses increased $2.3 or 6.7% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The increase for the three months is attributable to higher share-based compensation of $2.1 as a result of strategic grants to retain certain key employees and higher amortization expense of $0.9 as a result of the acquisition of T.M.C. These cost increases are partially offset by a reduction in costs as a result of the restructuring plan announced in fiscal 2024.
Income from Operations
Income from operations decreased by $31.1 or 55.3% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024 primarily due to a decrease in revenue yielding a decline in margin.

INTERNATIONAL
Results of Operations - Janus International - For the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 29, 2025	March 30, 2024	$	%
REVENUE
Product revenues	$11.7	$8.9	$2.8	31.5%
Service revenues	9.5	5.8	3.7	63.8%
Total revenues	$21.2	$14.7	$6.5	44.2%
Product cost of revenues	9.7	6.4	3.3	51.6%
Service cost of revenues	7.0	4.9	2.1	42.9%
Cost of revenues	$16.7	$11.3	$5.4	47.8%
GROSS PROFIT	$4.5	$3.4	$1.1	32.4%
OPERATING EXPENSES
Selling and marketing	1.0	1.0	—	—%
General and administrative	3.2	3.1	0.1	3.2%
Operating expenses	$4.2	$4.1	$0.1	2.4%
INCOME FROM OPERATIONS	$0.3	$(0.7)	$1.0	(142.9)%

Adjusted EBITDA*	$1.5	$0.1	$1.4	1400.0%
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
International Revenue

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 29, 2025	March 30, 2024	$	%
Product revenues	$11.7	$8.9	$2.8	31.5%
Service revenues	9.5	5.8	3.7	63.8%
Total	$21.2	$14.7	$6.5	44.2%
Revenues increased $6.5 or 44.2% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The increase is due to an increase in volume as a result of improving local market conditions compared to prior year which was negatively affected by the U.K. recessionary period starting late fiscal 2023 and impacting most of fiscal 2024.

The following tables illustrate the sales by channel for the three month periods ended March 29, 2025 and March 30, 2024.

(dollar amounts in tables in millions)	Three Months Ended				Variance
	March 29, 2025	% of Total Sales	March 30, 2024	% of Total Sales	$	%
Self-storage - new construction	$19.9	93.9%	$12.4	84.4%	$7.5	60.5%
Self-storage - R3	1.3	6.1%	2.3	15.6%	(1.0)	(43.5)%
Total	$21.2	100.0%	$14.7	100.0%	$6.5	44.2%

New construction sales increased by $7.5 or 60.5% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The increase is due to an increase in volume as a result of improving local market conditions compared to prior year which was negatively affected by the U.K. recessionary period starting late fiscal 2023 and impacting most of fiscal 2024.
R3 sales decreased by $1.0 or 43.5% for the three month periods ended March 29, 2025 compared to the three month periods ended March 30, 2024. The decrease is due to certain customers deferring refurbishment of existing locations, which yielded to larger investments made in new construction.

International Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 29, 2025	March 30, 2024	$	%
Product cost of revenues	$9.7	$6.4	$3.3	51.6%
Service cost of revenues	7.0	4.9	2.1	42.9%
Cost of revenues	$16.7	$11.3	$5.4	47.8%
Cost of revenues increased by $5.4 or 47.8% for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The change in cost of revenues is closely aligned with the changes in revenues.
Income from Operations
Income from operations increased from a loss of $0.7 to a gain of $0.3 for the three month period ended March 29, 2025 compared to the three month period ended March 30, 2024. The return to profitability in the international business is generally a result of improving local market conditions and certain strategic changes made as part of the Company’s restructuring plan announced during fiscal 2024.

Results of Operations - Eliminations
Eliminations include transactions to account for intersegment activity. The eliminations necessary to arrive at consolidated financial information activity for the three month periods ended March 29, 2025 and March 30, 2024 are as follows:

Revenues

(dollar amounts in tables in millions)	Three Months Ended
	March 29, 2025	March 30, 2024
North America segment revenues before eliminations	$190.7	$240.5
International segment revenues before eliminations	21.2	14.7
Intersegment eliminations	(1.4)	(0.7)
Consolidated total revenues	$210.5	$254.5

Cost of Revenues

(dollar amounts in tables in millions)	Three Months Ended
	March 29, 2025	March 30, 2024
North America segment cost of revenues before eliminations	$113.3	$133.5
International segment cost of revenues before eliminations	16.7	11.3
Intersegment eliminations	(1.4)	(0.7)
Consolidated total cost of revenues	$128.6	$144.1

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our current cash on hand, borrowing capacity, days sales outstanding, inventory turns, days payable outstanding, capital expenditure forecasts, interest and principal payments on debt, and income tax payments.
Our primary sources of liquidity include cash balances on hand, cash flows from operations, debt offerings, and borrowing availability under our existing credit facility. We believe our operating cash flows, along with funds available under the line of credit, provide sufficient liquidity to support Janus’s short and long-term liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, and acquisitions.
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
Debt Profile (dollar amounts in table in millions)

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					March 29, 2025	December 28, 2024
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	6.79%(2)	$557.0	$598.5
Financing leases					3.8	3.4
Total principal debt					$560.8	$601.9
Less: unamortized deferred finance fees					8.8	9.9
Less: current portion of long-term debt					7.5	8.8
Long-term debt, net of current portion					$544.5	$583.2
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
(2)The interest rate on the Repricing Amendment as of March 29, 2025, was 6.79%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.50%.

First Lien Term Loan - On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the SOFR rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a credit spread adjustment (“CSA”) rate of 0.1%. Interest is payable in arrears (with respect to base rate loans) or at the end of an interest period selected by the Company (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The interest rate on the First Lien Term Loan as of March 29, 2025, was 6.79%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
In April 2024, the Company made a voluntary prepayment of $21.9 toward the First Lien Term Loan. In March 2025, the Company made a voluntary prepayment of $40.0 towards the First Lien Term Loan. The Company used cash on hand to make the voluntary prepayments.

Revolving Credit Facility - The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of March 29, 2025. As of March 29, 2025, the interest rate in effect for the facility was 5.89%. The line of credit is secured by accounts receivable and inventories. See Note 8 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
The LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00, subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 29, 2025, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
As of March 29, 2025 and December 28, 2024, the Company maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of both March 29, 2025 and December 28, 2024 was approximately $76.3.
Statement of Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Three month period ended March 29, 2025 compared to the three month period ended March 30, 2024:

	Three Months Ended		Variance
(dollar amounts in tables in millions)	March 29, 2025	March 30, 2024	$	%
Net cash provided by operating activities	$48.3	$28.6	$19.7	68.9%
Net cash used in investing activities	(6.4)	(4.6)	(1.8)	39.1%
Net cash used in financing activities	(50.6)	(17.1)	(33.5)	195.9%
Effect of foreign currency rate changes on cash	0.2	(0.2)	0.4	(200.0)%
Net (decrease) increase in cash	$(8.5)	$6.7	$(15.2)	(226.9)%
Net cash provided by operating activities
Net cash provided by operating activities increased by $19.7 for the period ended March 29, 2025 as compared to the period ended March 30, 2024. This is a result of a reduction in net working capital accounts yielding a cash inflow primarily related to collections of account receivable balances, and timing of accrual balances such as timing of interest payments; offset by a reduction of $17.3 decline in net income adjusted for non-cash items.
Net cash used in investing activities
Net cash used in investing activities increased by $1.8 for the period ended March 29, 2025 as compared to the period ended March 30, 2024. The increase in cash used was primarily due to timing of investments in property and equipment.
Net cash used in financing activities
Net cash used in financing activities increased by $33.5 for the period ended March 29, 2025 as compared to the period ended March 30, 2024. This increase in cash usage was primarily driven from a voluntary prepayment of the first lien term loan of $40.0 in the period ended March 29, 2025, partially offset by a reduction in share repurchase activity of $10.3 in the period ended March 29, 2025 compared to the period ended March 30, 2024.
Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to M&A, dividends, stock repurchases, capital expenditures, and debt pay-downs. The timing, declaration, and payment of future dividends, if any, falls within the discretion of Janus’s Board of Directors and will depend upon many factors, including, but not limited to, Janus’s financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.

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
Accordingly, Janus believes these measures provide useful information to investors and others in understanding and evaluating Janus’s operating results in the same manner as its management and board of directors. In addition, they provide useful measures for period-to-period comparisons of Janus’s business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, acquisition related expense, and other non-recurring items.
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
The following tables present a reconciliation of net income to adjusted EBITDA for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended		Variance
	March 29, 2025	March 30, 2024	$	%
Net income	$10.8	$30.7	$(19.9)	(64.8)%
Interest, net	10.2	14.4	(4.2)	(29.2)%
Income taxes	4.6	10.5	(5.9)	(56.2)%
Depreciation	2.9	2.8	0.1	3.6%
Amortization	8.3	7.4	0.9	12.2%
EBITDA*	$36.8	$65.8	$(29.0)	(44.1)%
Restructuring charges(1)	0.4	0.4	—	—%
Acquisition expense(2)	0.9	0.1	0.8	800.0%
Other	0.3	—	0.3	100.0%
Adjusted EBITDA*	$38.4	$66.3	$(27.9)	(42.1)%

(1)Restructuring charges consist of the following: 1) facility relocations, 2) severance and hiring costs associated with our strategic transformation, including executive leadership team changes, and 3) strategic business assessment and transformation projects.
(2)Expenses or income related to various professional fees, acquisition related compensation, net working capital finalization, legal settlements, and various acquisition related activities.

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
The following table presents a reconciliation of Net Income to Adjusted Net Income for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$10.8	$30.7
Net income adjustments(1)	1.6	0.5
Amortization	8.3	7.4
Tax effect on net income adjustments(2)	(3.0)	(2.0)
Non-GAAP adjusted net income*	$17.7	$36.6
(1)Net income adjustments for the three months ended March 29, 2025 include $0.4 restructuring charges, $0.9 acquisition expenses, and $0.3 of other. Net Income Adjustments for the three months ended March 30, 2024 include $0.4 restructuring charges and $0.1 acquisition expenses. Refer to the adjusted EBITDA table above for further details.
(2)The effective tax rate of 29.9% was used for the three months ended March 29, 2025. The effective tax rate of 25.5% was used for the three months ended March 30, 2024.
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

Free Cash Flow
The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses. We define “Free Cash Flow” as cash flow from operating activities, less cash used in purchases of property, plant, and equipment. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. We use this financial measure both in presenting results to stockholders and the investment community and in our internal evaluation and management of our businesses. We believe that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same tool that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure “Free Cash Flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives. Free cash flow should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP.
The following table presents a reconciliation of cash flows provided by operating activities to free cash flow for the periods indicated:

(dollar amounts in tables in millions)	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flow from operating activities	$48.3	$28.6
Less: purchases of property, plant, and equipment	(6.4)	(4.6)
Free cash flow*	$41.9	$24.0

Non-GAAP Adjusted Net Income*	$17.7	$36.6

Free cash flow conversion of Non-GAAP Adjusted Net Income*	237%	66%
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
The following table presents a reconciliation of Long-Term Debt to Net Debt and Long-Term Debt to Net Income Ratio to Net Leverage Ratio for the periods indicated:

(dollar amounts in tables in millions)	March 29, 2025	December 28, 2024
Note payable - First Lien	$557.0	$598.5
Less: Cash	140.8	149.3
Net Debt*	$416.2	$449.2

Net Income (Trailing Twelve-Month periods ended)(1)	$50.5	$70.4
Adjusted EBITDA (Trailing Twelve-Month periods ended)(2)	$180.6	$208.5

Long-Term Debt to Net Income	11.0	8.5
Non-GAAP Net Leverage Ratio*	$2.3	$2.2
(1) Trailing Twelve-months Net Income for the period ended March 29, 2025 consists of the sum of Net Income as reported in the Company’s Quarterly and Annual Reports, as applicable of $27.6, $11.8, $0.3 and $10.8 for the periods ended June 29, 2024, September 28, 2024, December 28, 2024 and March 29, 2025, respectively. Trailing Twelve-months Net Income for the period ended December 28, 2024 is Net Income as reported in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.
(2) Trailing Twelve-months Adjusted EBITDA for the period ended March 29, 2025 consists of the sum of Adjusted EBITDA as reported in the Company’s Quarterly or Annual Reports, as applicable of $64.5, $43.1, $34.6 and $38.4 for the three month periods ended June 29, 2024, September 28, 2024, December 28, 2024 and March 29, 2025, respectively. Trailing Twelve-month Adjusted EBITDA for the period ended December 28, 2024 is Adjusted EBITDA as reported in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of March 29, 2025, our outlook and current debt ratings are as follows:

	S&P	Moody’s
Corporate	B+	Ba3
Senior secured long-term debt(1)	BB-	Ba3
Outlook	Positive	Stable
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
Contractual Obligations
Summarized below are our contractual obligations as of March 29, 2025 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in millions):

	Total	2025	2026-2027	2028-2029	Thereafter
Debt obligations	$557.0	$6.0	$12.0	$12.0	$527.0
Finance lease obligations	3.8	1.3	2.1	0.4	—
Unconditional purchase obligations (1)	20.0	16.0	3.9	0.1	—
Operating lease obligations	60.5	5.1	12.8	11.1	31.5
Total	$641.3	$28.4	$30.8	$23.6	$558.5
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
Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of thirteen real property leases with expiration dates ranging from 2029 – 2036. Finance and operating lease obligations are presented net of imputed interest. (See Note 10, Leases, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of future lease payments).
The table above does not include warranty liabilities because it is not certain when these liabilities will be funded and because they are considered immaterial.
In addition to the contractual obligations and commitments listed and described above, the Company also had another commitment for which it is contingently liable as of March 29, 2025 and December 28, 2024 consisting of an outstanding letter of credit of $0.4.
Other Matters
Tariffs and Trade Restrictions

Some of our products may be impacted by recent tariff announcements and restrictions on trade. While we cannot predict the impact of potential new tariffs on global trade and economic growth, our regional presence, strong customer relationships, and strategic approach to supplying raw materials for our operations position us well to manage through these challenges. We actively monitor the regulatory environment and continue to make adjustments whenever necessary. Most of our steel strategically comes from domestic suppliers. We plan to continue to invest in our key strategic growth objectives while closely managing our cost structure and seeking alternative sources of supply to further reduce the impact of tariffs as appropriate.

Critical Accounting Estimates
For the critical accounting estimates used in preparing Janus’s Unaudited Condensed Consolidated Financial Statements, Janus makes assumptions, judgments and estimates that can have a significant impact on its revenue, results from operations, and net income, as well as on the value of certain assets and liabilities on its consolidated balance sheets. Janus bases its assumptions, judgments and estimates on historical experience and various other factors that Janus believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. The Company’s critical accounting estimates requiring significant judgment that could materially impact the Company's results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024. Since the date of the Company’s most recent Annual Report, there have been no material changes in the Company’s critical accounting estimates or assumptions.
Recently Issued Accounting Standards
See Note 2 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in exposures to market risk since December 28, 2024. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A.    Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Except for the risk factor below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in U.S. trade policy and the imposition of tariffs may have a material adverse impact on our business and results of operations.

The new U.S. administration has pursued a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. Recently, the U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries.

The tariff policy environment has been and is expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. While we source most of our raw materials domestically in the U.S., we source certain components from foreign suppliers. Therefore, tariffs or other trade restrictions could increase the cost of certain products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on such products, which in turn could have an adverse effect on our business financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the three month period ended March 29, 2025:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
December 29, 2024 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	—	—	—
March 1, 2025 - March 29, 2025	621,643	8.02	621,643	16.3
Total	621,643	$8.02	621,643	$16.3
(1)On February 28, 2024, the Company announced that the Board of Directors authorized a share repurchase program, pursuant to which the Company is authorized to purchase up to $100.0 million of its common stock. The repurchase authorization does not have an expiration date and may be terminated by the Company’s Board of Directors at any time. There were 621,643 shares repurchased as part of our publicly announced share repurchase program during the three month period ended March 29, 2025.
(2)The share price paid per share is exclusive of $0.1 for the three month period ended March 29, 2025 of commission and excise taxes associated with the share repurchase transactions.
The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for Company repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Equity Trading Plan Elections

(c) Certain executive officers and directors of the Company may execute purchases and sales of the Company’s common stock through 10b5-1 and non-Rule 10b5-1 equity trading plans.

During the three month period ended March 29, 2025, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives).
10.2*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Executives).
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

Date:	May 8, 2025	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer