Form 10-Q
period 2025-06-28
Janus International Group, Inc.
filed 2025-08-07
CIK 1839839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, 138,891,705 shares of the Registrant’s common stock were outstanding.

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
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
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

PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(amounts in millions, except share and per share data - Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$173.6	$149.3
Accounts receivable, less allowance for credit losses of $14.6 and $18.1, as of June 28, 2025 and December 28, 2024, respectively	114.4	136.5
Contract assets	28.9	23.2
Inventories	53.9	53.3
Prepaid expenses	8.8	7.2
Other current assets	18.2	16.0
Total current assets	$397.8	$385.5
Property, plant, and equipment, net	65.1	56.8
Right-of-use assets, net	58.5	59.7
Intangible assets, net	358.2	373.5
Goodwill	384.0	383.1
Deferred tax assets, net	33.9	36.9
Other assets	5.0	5.8
Total assets	$1,302.5	$1,301.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67.1	$53.9
Contract liabilities	16.4	17.9
Current maturities of long-term debt	7.5	8.8
Accrued expenses and other current liabilities	61.4	56.2
Total current liabilities	$152.4	$136.8
Long-term debt, net	543.2	583.2
Deferred tax liabilities, net	3.8	1.7
Other long-term liabilities	59.3	60.8
Total liabilities	$758.7	$782.5
STOCKHOLDERS’ EQUITY
Common stock, 825,000,000 shares authorized, $0.0001 par value, 148,329,835 and 147,280,524 shares issued as of June 28, 2025 and December 28, 2024, respectively	$—	$—
Treasury stock, at cost, 9,466,039 and 7,276,549 shares as of June 28, 2025 and December 28, 2024, respectively	(99.3)	(81.4)
Additional paid-in capital	308.1	299.7
Accumulated other comprehensive loss	(0.8)	(3.8)
Retained earnings	335.8	304.3
Total stockholders’ equity	$543.8	$518.8
Total liabilities and stockholders’ equity	$1,302.5	$1,301.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in millions, except share and per share data - Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
REVENUES
Product revenues	$178.1	$205.8	$344.4	$420.9
Service revenues	50.0	42.6	94.2	82.0
Total revenues	$228.1	$248.4	$438.6	$502.9
Product cost of revenues	99.1	115.1	196.8	229.8
Service cost of revenues	35.8	24.3	66.7	53.7
Cost of revenues	$134.9	$139.4	$263.5	$283.5
GROSS PROFIT	$93.2	$109.0	$175.1	$219.4
OPERATING EXPENSES
Selling and marketing	16.7	17.1	33.6	34.7
General and administrative	40.5	40.3	80.2	77.6
Operating expenses	$57.2	$57.4	$113.8	$112.3
INCOME FROM OPERATIONS	$36.0	$51.6	$61.3	$107.1
Interest expense, net	(9.1)	(13.0)	(19.3)	(27.3)
Loss on extinguishment and modification of debt	—	(1.7)	—	(1.7)
Other income, net	0.2	0.2	0.5	0.2
INCOME BEFORE TAXES	$27.1	$37.1	$42.5	$78.3
Provision for income taxes	6.4	9.5	11.0	20.0
NET INCOME	$20.7	$27.6	$31.5	$58.3
Other comprehensive income (loss)	2.1	0.2	3.0	(0.4)
COMPREHENSIVE INCOME	$22.8	$27.8	$34.5	$57.9

Weighted average shares outstanding, basic and diluted (Note 14)
Basic	139,552,809	145,857,673	139,801,720	146,230,907
Diluted	140,004,090	146,435,123	140,137,292	146,740,667
Net income per share, basic and diluted (Note 14)
Basic	$0.15	$0.19	$0.23	$0.40
Diluted	$0.15	$0.19	$0.22	$0.40

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2024	—	$—	140,003,975	$—	7,276,549	$(81.4)	$299.7	$(3.8)	$304.3	$518.8
Repurchase of common shares	—	—	(621,643)	—	621,643	(5.1)	—	—	—	(5.1)
Issuance of restricted units	—	—	884,054	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(331,819)	—	331,819	(2.6)	—	—	—	(2.6)
Share-based Compensation	—	—	—	—	—	—	4.0	—	—	4.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.9	—	0.9
Net income	—	—	—	—	—	—	—	—	10.8	10.8
Balance as of March 29, 2025	—	$—	139,934,567	$—	8,230,011	$(89.1)	$303.7	$(2.9)	$315.1	$526.8
Repurchase of common shares	—	—	(1,221,672)	—	1,221,672	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	165,257	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(14,356)	—	14,356	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	—	—	4.4	—	—	4.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.1	—	2.1
Net income	—	—	—	—	—	—	—	—	20.7	20.7
Balance as of June 28, 2025	—	$—	138,863,796	$—	9,466,039	$(99.3)	$308.1	$(0.8)	$335.8	$543.8

Janus International Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of .0001)		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
Repurchase of common shares	—	—	(1,019,889)	—	1,019,889	(15.3)	—	—	—	(15.3)
Issuance of restricted units	—	—	163,309	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(57,696)	—	57,696	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	—	—	—	—	30.7	30.7
Balance as of March 30, 2024	—	$—	145,947,213	$—	1,111,882	$(16.6)	$290.9	$(3.5)	$264.6	$535.4
Repurchase of common shares	—	—	(753,667)	—	753,667	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	133,774	—	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	—	—	2,069	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(20,679)	—	20,679	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	3.4	—	—	3.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.2	—	0.2
Net income	—	—	—	—	—	—	—	—	27.6	27.6
Balance as of June 29, 2024	—	$—	145,308,710	$—	1,886,228	$(26.9)	$294.3	$(3.3)	$292.2	$556.3
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows provided by operating activities
Net income	$31.5	$58.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant, and equipment	5.9	5.9
Noncash lease expense	3.9	3.6
Provision for inventory obsolescence	1.1	—
Amortization of intangibles	16.5	15.5
Deferred income taxes, net	5.1	5.7
Deferred finance fee amortization	1.6	1.4
Provision for expected losses on accounts receivable	0.3	0.5
Share-based compensation	8.4	5.3
Loss on equity method investment	0.3	—
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	22.3	(2.7)
Contract assets	(5.1)	16.9
Prepaid expenses and other current assets	(3.2)	(13.7)
Inventories	(1.1)	(2.2)
Other assets	0.4	0.1
Accounts payable	12.2	(2.8)
Contract liabilities	(2.2)	(1.6)
Accrued expenses and other current liabilities	5.0	(27.4)
Other long-term liabilities	(3.2)	(3.2)
Net cash provided by operating activities	$99.7	$59.6
Cash flows used in investing activities
Purchases of property, plant, and equipment	$(13.2)	$(10.3)
Cash paid for acquisition, net of cash acquired	—	(60.1)
Net cash used in investing activities	$(13.2)	$(70.4)
Cash flows used in financing activities
Principal payments on long-term debt	$(43.0)	$(23.4)
Principal payments under finance lease obligations	(1.2)	(1.0)
Cash paid for common stock withheld for taxes	(2.8)	(0.9)
Excise taxes paid for repurchase of common stock	(0.8)	—
Payments for deferred financing fees	—	(0.2)
Repurchase of common stock	(15.0)	(25.2)
Net cash used in financing activities	$(62.8)	$(50.7)
Effect of exchange rate changes on cash and cash equivalents	$0.6	$(0.1)
Net increase (decrease) in cash	$24.3	$(61.6)
Cash, beginning of period	$149.3	$171.7
Cash, end of period	$173.6	$110.1
Supplemental cash flows information
Interest paid	$17.2	$39.0
Income taxes paid	$3.3	$24.3
Cash paid for operating leases included in operating activities	$4.6	$4.3
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$0.8	$4.2
Right-of-use assets obtained in exchange for finance lease obligations	$1.4	$1.4
RSU shares withheld included in accrued employee taxes	$0.1	$0.2
Excise taxes from common share repurchase included in accrued expenses	$0.2	$0.3
Purchases of property, plant, and equipment in accounts payable	$0.2	$0.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Nature of Operations
Janus International Group, Inc. is a holding company incorporated in Delaware. References to “Janus,” “Group,” “Company,” “we,” “our” or “us” refer to Janus International Group, Inc. and its consolidated subsidiaries. We are a global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions. We provide facility and door automation and access control technologies, roll up and swing doors, hallway systems, relocatable storage “MASS” (Moveable Additional Storage Structures) units, and trucking terminal renovation, remodeling, and maintenance services, among other solutions, to serve several U.S. and international locations. We work with our customers throughout every phase of a project by providing solutions, including facility planning and design, construction, technology, and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities and damaged or end-of-life products.
We are headquartered in Temple, GA with operations in the United States of America (“United States” or “U.S.”), United Kingdom (“U.K.”), Australia, France, Canada, and Poland. Janus International Group, Inc. is a holding company with no operations other than global management of certain operating entities, including Janus International Group, LLC. Each of Janus Intermediate Holdco, Inc., Janus Midco, LLC, and Janus Intermediate, LLC are holding companies with no other operations, cash flows, material assets, or liabilities other than the equity interests held in Janus International Group, LLC. We provide products and services through our two operating and reportable segments, which are based on the geographic region of our operations: (i) Janus North America and (ii) Janus International. Our Janus North America segment is comprised of Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”) Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). Our Janus International segment is comprised of Janus International Europe Holdings Ltd. (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”), whose production and sales are largely in Europe, the U.K. and Australia. Our common stock currently trades on the New York Stock Exchange under the symbol “JBI”.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the applicable rules and regulations of the SEC. These Unaudited Condensed Consolidated Financial Statements do not include all information required by U.S. GAAP for complete financial statements and should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Company’s Annual Report on Form 10-K, for the year ended December 28, 2024. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The dollar amounts in the Notes to the Unaudited Condensed Consolidated Financial Statements are shown in U.S. dollars and presented in millions and rounded to the nearest tenth of a million, unless otherwise noted, except for share and per share amounts.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Our joint ventures are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications had no effect on our previously reported results of operations or retained earnings.
For the three and six months ended June 29, 2024, we recorded a $2.5 out of period adjustment as a reduction in service cost of revenues with an offset to accounts payable, to adjust estimated contract costs to actual costs incurred on installation projects which were completed during the years 2017 to 2023.
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

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Fair Value Measurement
We use valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that we use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:
•Level 1, observable inputs such as quoted prices in active markets;
•Level 2, inputs other than the quoted prices in active markets that are observable either directly or indirectly;
•Level 3, unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.
The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of our debt is estimated using fair value-based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. Our debt approximates its carrying amount as of June 28, 2025 and December 28, 2024 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 9 and 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of our debt). Cash equivalents are highly liquid investments purchased three months or less from maturity.
Significant Accounting Policies
Our significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
Cash and Cash Equivalents
Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. Interest income on cash equivalents is offset against interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income was $1.2 and $2.3 for the three and six month periods ended June 28, 2025, respectively. Interest income was $0.4 for the three and six month periods ended June 29, 2024.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily arise from the sale of products and services to customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. Additionally, accounts receivable are stated at estimated net realizable value, net of allowance for credit losses, which is based on our assessment of the collectability of customer accounts.
The activity for the allowance for credit losses during the six month periods ended June 28, 2025 and June 29, 2024, is as follows:

(dollar amounts in millions)
Balance at December 28, 2024	$18.1
Write-offs	(3.8)
Provision for expected credit losses, net	0.3
Balance at June 28, 2025	$14.6

(dollar amounts in millions)
Balance at December 30, 2023	$3.6
Write-offs	(0.1)
Provision for expected credit losses, net	0.5
Balance at June 29, 2024	$4.0

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Product Warranties
We record a liability for product warranties at the time of the related sale of goods. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. We adjust our liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect our warranty liabilities. If actual costs differ from estimated costs, we must make a revision to the warranty liability. Generally, we offer warranties ranging between one and three years for our products with the exception of warranties for roofing at one of our business units, where we offer warranties of up to 10 years.
The activity related to product warranty liabilities recorded in accrued expenses and other current liabilities during the six month periods ended June 28, 2025 and June 29, 2024, is as follows:

(dollar amounts in millions)
Balance at December 28, 2024	$4.8
Incremental warranty provision	0.2
Warranty charges incurred	(0.2)
Balance at June 28, 2025	$4.8

(dollar amounts in millions)
Balance at December 30, 2023	$2.3
Incremental warranty provision	0.2
Warranty charges incurred	(0.1)
Balance at June 29, 2024	$2.4
Concentrations of Risk
Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. We maintain cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. We have not experienced any losses in such accounts. We sell our products and services primarily in the United States. We perform ongoing evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary. We generally do not require our customers to provide collateral or other security to support accounts receivable.
As of June 28, 2025, no customers represented more than 10% of our accounts receivable balance. For the three and six months periods ended June 28, 2025, there were no customers that represented more than 10% of revenues. For the six month period ended June 28, 2025, we had one vendor that accounted for 14% of all raw material and finished goods purchases. This vendor provides raw materials which can be sourced by alternative vendors should the need arise.
Segments
We manage our operations through two operating and reportable segments: Janus North America and Janus International. These segments align our products and service offerings based on the geographic location between North America and International locations, which is consistent with how our Chief Operating Decision Maker (“CODM”) reviews and evaluates our operations. The CODM allocates resources and evaluates the financial performance of each operating segment. Our segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 16, Segments Information, for further details.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. The update was effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. We adopted the guidance for the year ended December 28, 2024 and applied it retrospectively to all prior periods presented in the financial statements. Upon adoption, our disclosures regarding segment reporting were updated to comply with ASU 2023-07 and we have recast previously reported amounts across all reportable segments to conform to current segment presentation. The adoption of this ASU only affects our disclosures, with no impacts to our financial condition and results of operations.
On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB ASC master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. We adopted this ASU during the first quarter of fiscal year 2025 and it had no impact to our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of this guidance on our disclosures.
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
Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
3. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs (that approximate actual cost) determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced are capitalized into inventories. The major components of inventories are as follows for the periods presented:

(dollar amounts in millions)	June 28, 2025	December 28, 2024
Raw materials	$40.3	$40.3
Work-in-process	0.3	0.4
Finished goods	13.3	12.6
Total inventories	$53.9	$53.3
4. Property, Plant, and Equipment
Property, plant, and equipment are as follows for the periods presented:

(dollar amounts in millions)	Useful Life	June 28, 2025	December 28, 2024
Land	Indefinite	$3.4	$3.4
Manufacturing machinery and equipment	3-7 years	58.2	50.6
Leasehold improvements	Over the shorter of the lease term or respective useful life	13.9	12.9
Computer and software	3 years	16.5	16.3
Furniture and fixtures, and vehicles	3-7 years	6.0	5.9
Construction in progress	—	18.1	12.8
Total property, plant, and equipment		$116.1	$101.9
Less: accumulated depreciation		(51.0)	(45.1)
Property, plant, and equipment, net		$65.1	$56.8
Depreciation expense included in cost of revenues, was approximately $2.1 and $1.9 for the three month periods ended June 28, 2025 and June 29, 2024, respectively, and $4.1 and $3.8 for the six month periods ended June 28, 2025 and June 29, 2024, respectively. Depreciation expense included in operating expenses was $0.9 and $1.1 for the three month periods ended June 28, 2025 and June 29, 2024, respectively, and $1.8 and $2.1 for the six month periods ended June 28, 2025 and June 29, 2024, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
5. Leases
We primarily lease certain office and manufacturing facilities, as well as vehicles, copiers, and other equipment. These leases generally have an original lease term between 1 year and 20 years, and some include multiple options to extend (generally in increments of 5 to 10 years). Lease agreements generally do not include material variable lease payments, residual value guarantees, or restrictive covenants.
The components of right-of-use assets and lease liabilities were as follows for the periods presented:

(dollar amounts in millions)	Balance Sheet Classification	June 28, 2025	December 28, 2024
Assets:
Operating lease assets	Right-of-use assets, net	$54.5	$56.3
Finance lease assets	Right-of-use assets, net	4.0	3.4
Total leased assets		$58.5	$59.7
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$5.6	$5.4
Financing	Current maturities of long-term debt	1.5	1.3
Noncurrent:
Operating	Other long-term liabilities	54.7	56.2
Financing	Long-term debt	2.1	2.1
Total lease liabilities		$63.9	$65.0
The components of lease expense were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$2.5	$2.5	$5.1	$4.9
Variable lease cost	—	0.1	0.1	0.3
Short-term lease cost	—	0.4	0.1	0.6
Finance lease cost:
Amortization of right-of-use assets	0.8	0.4	1.2	0.6
Interest on lease liabilities	—	—	0.1	0.1
Total lease cost	$3.3	$3.4	$6.6	$6.5
Other information related to leases was as follows for the periods presented:

	June 28, 2025	December 28, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	12.3	12.6
Finance leases	2.7	2.9
Weighted Average Discount Rate
Operating leases	7.4%	7.4%
Finance leases	7.3%	7.9%

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As of June 28, 2025, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2025	$5.0
2026	10.0
2027	9.1
2028	8.9
2029	7.8
Thereafter	54.1
Total future lease payments	$94.9
Less: imputed interest	(34.6)
Present value of future lease payments	$60.3
As of June 28, 2025, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2025	$0.9
2026	1.3
2027	1.0
2028	0.5
2029	0.2
Thereafter	—
Total future lease payments	$3.9
Less: imputed interest	(0.3)
Present value of future lease payments	$3.6

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
6. Business Combination
Terminal Door Asset Acquisition
On May 17, 2024, we, through our wholly owned subsidiary Terminal Door, LLC (“Terminal Door”), acquired 100% of the business operations (such transaction, the “T.M.C. Acquisition”) of Smith T.M.C., Inc., a Georgia corporation, Jerry O. Smith Company, LLC, a Georgia limited liability company, and J.O.S. Realty, Inc., a Georgia corporation (collectively, “T.M.C.” or the “T.M.C. Sellers”). Pursuant to the asset purchase agreement for such acquisition, Terminal Door acquired substantially all assets of the T.M.C. Sellers related to the business of trucking terminal renovation, construction, remodeling, and maintenance. We accounted for this acquisition as a business combination.
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
We recognized goodwill related to the T.M.C. Acquisition of $14.8. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is expected to be deductible for tax purposes.
The following table sets forth the components of identifiable intangible assets acquired as of the date of the T.M.C. Acquisition, and the related weighted average amortization period:

(dollar amounts in millions)	Fair Value	Weighted Average Amortization Period (years)
Customer relationships	$38.1	15
Tradename	1.7	5
Non-compete agreement	2.7	5
Identifiable intangible assets	$42.5

Results of Acquired Operations
The results of the acquired operations of Terminal Door have been included in our Unaudited Condensed Consolidated Financial Statements since the acquisition date of May 17, 2024. For the period from March 30, 2025 through May 17, 2025 and for the period from December 29, 2024 through May 17, 2025, Terminal Door contributed revenues of $3.8 and $7.3 and net income of $0.6 and $0.8, respectively. For the period from May 17, 2024 through June 29, 2024, Terminal Door contributed revenues of $4.0 and net income of $0.7.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
7. Acquired Intangible Assets and Goodwill
Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets are as follows for the periods presented:

			June 28, 2025				December 28, 2024
(dollar amounts in millions)	Original Useful Life (years)	Remaining Weighted Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Customer relationships	10-15	8.1	$447.7	$199.5	$—	$248.2	$446.8	$184.0	$—	$262.8
Tradenames and trademarks	Indefinite	Indefinite	107.9	—	12.0	95.9	107.5	—	12.0	95.5
Tradenames and trademarks	5	3.9	1.7	0.4	—	1.3	1.7	0.2	—	1.5
Software development	10-15	7.7	20.3	9.7	—	10.6	20.3	9.0	—	11.3
Non-compete agreements	3-8	3.7	3.0	0.8	—	2.2	3.0	0.6	—	2.4
Total intangible assets			$580.6	$210.4	$12.0	$358.2	$579.3	$193.8	$12.0	$373.5

Changes in the gross carrying amount of recognized intangible assets are due to translation adjustments include a gain of $1.3 and a loss of $0.3 for the periods ended June 28, 2025 and December 28, 2024, respectively. The amortization of intangible assets is included in general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization expense was approximately $8.2 and $8.0 for the three month periods ended June 28, 2025 and June 29, 2024, respectively, and was approximately $16.5 and $15.5 for the six month periods ended June 28, 2025 and June 29, 2024, respectively.
Goodwill
The changes in the carrying amounts of goodwill are as follows for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of December 28, 2024	$371.8	$11.3	$383.1
Foreign currency translation adjustment	—	0.9	0.9
Balance as of June 28, 2025	$371.8	$12.2	$384.0

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are summarized as follows for the periods presented:

(dollar amounts in millions)	June 28, 2025	December 28, 2024
Customer deposits	$17.6	$17.4
Employee compensation	13.8	13.7
Interest payable	6.3	3.5
Current operating lease liabilities	5.6	5.4
Product warranties	4.8	4.8
Income tax payable	3.0	0.3
Sales tax payable	3.1	3.9
Other liabilities(1)	7.2	7.2
Total accrued expenses and other current liabilities	$61.4	$56.2
(1) Other liabilities as of June 28, 2025 and December 28, 2024 consists of property tax, credit card and various other accruals.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
9. Line of Credit
2023 ABL Credit and Guarantee Agreement - On August 3, 2023, we refinanced the revolving credit facility, pursuant to a new ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). The 2023 LOC Agreement, among other things, (i) increased the previous aggregate commitments from $80.0 to $125.0, subject to eligible collateral, (ii) updated the manner in which the previous borrowing base under the 2023 LOC Agreement was determined, and (iii) replaced the administrative agent with a new administrative agent. Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.
The interest rate on the facility is based on a base rate, unless we choose an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement). If the Adjusted Term SOFR Rate is elected, the interest rate is equal to the Adjusted Term SOFR Rate, which includes a 10 basis points flat CSA, plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on the Average Excess Availability (as defined in the 2023 LOC Agreement). As of June 28, 2025, the SOFR Margin Rate was 1.50%. As of June 28, 2025 and December 28, 2024, the interest rate in effect for the facility was 5.88% and 5.92%, respectively. The line of credit is collateralized by accounts receivable and inventories. We accrue an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC Agreement.
We incurred $1.3 of debt issuance costs, which were capitalized and are being amortized over the term of the facility that expires on August 3, 2028, using the straight-line method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense, net on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Amortization of approximately $0.1 was recognized for both three month periods ended June 28, 2025 and June 29, 2024. The unamortized portion of the fees as of June 28, 2025 and December 28, 2024, was approximately $0.8 and $0.9, respectively. There were no borrowings outstanding on the line of credit as of June 28, 2025 and December 28, 2024.
As of June 28, 2025 and December 28, 2024, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. As of June 28, 2025 and December 28, 2024, our borrowing base capacity was approximately $70.7 and $82.4, respectively.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
10. Long-Term Debt
Long-term debt consists of the following for the periods presented:

(dollar amounts in millions)	June 28, 2025	December 28, 2024
Note payable - First Lien	$555.5	$598.5
Financing leases	3.6	3.4
	$559.1	$601.9
Less: unamortized deferred finance fees	8.4	9.9
Less: current maturities	7.5	8.8
Total long-term debt	$543.2	$583.2

Notes Payable - First Lien - As a result of a credit rating upgrade in March 2024, the First Lien term loan allowed the previous applicable margin rate to decrease from 3.25% to 3.00%. On April 18, 2024, we made a voluntary prepayment of $21.9 toward the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”).
On April 30, 2024, we completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, we are no longer subject to a CSA rate of 0.10%. Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt was secured by substantially all of our business assets. There are no prepayment penalties if we make voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of June 28, 2025 was 6.78%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%. The Repricing Amendment was accounted for in accordance with ASC 470-50, Debt - “Modification and Extinguishment”. The First Lien Term Loan consists of a syndicate of lenders which were evaluated, for accounting purposes, as individual lenders. Certain lenders exited the Term Loan credit facility, which resulted in extinguishment accounting.
As a result, we wrote off an immaterial portion of unamortized debt financing costs associated with the First Lien Term Loan prior to the Repricing Agreement, that was deemed extinguished and recognized within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. In conjunction with the Repricing Amendment, during the three and six month periods ended June 29, 2024, we incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs, and were expensed within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
During the six months ended June 28, 2025, we made a voluntary prepayment of $40.0 on the Repricing Amendment. We used cash on hand to make the voluntary prepayment. As a result of the prepayment, we expensed an additional $0.6 of the unamortized debt issuance costs that were being amortized over the expected life of the borrowing.
Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $0.4 and $1.5 was recognized for the three and six month periods ended June 28, 2025, respectively, as a component of interest expense. Amortization of approximately $0.9 and $1.3 was recognized for the three and six month periods ended June 29, 2024, respectively, as a component of interest expense. These amounts are inclusive of the additional costs affiliated with voluntary prepayment of principal balances.
11. Equity Compensation
2021 Omnibus Incentive Plan
We maintain our 2021 Omnibus Incentive Plan (the “Plan”) under which we grant share-based awards to eligible directors, officers, and employees in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and the our stockholders. The Plan allows us to issue and grant 15,125,000 shares.
We measure compensation expense for share-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). During the six month period ended June 28, 2025, we granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of our common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). In connection with the equity awards, the share-based compensation expense was $4.4 and $3.4 for the three month periods ended June 28, 2025 and June 29, 2024, respectively and $8.4 and $5.3 for the six month periods ended

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2025 and June 29, 2024, respectively. The income tax benefit from share-based compensation was $0.4 and $0.5 for the three month periods ended June 28, 2025 and June 29, 2024, respectively, and $1.0 and $0.9 for the six month periods ended June 28, 2025 and June 29, 2024, respectively.
Restricted Stock Unit Grants
RSUs are subject to a vesting period between one and four years. RSU activity for the six month period ended June 28, 2025 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted Average Grant Date Fair Value
Unvested, outstanding at December 28, 2024	1,950,107	$13.13
Granted	909,903	8.30
Vested	(564,603)	13.01
Forfeited	(45,844)	11.36
Unvested, outstanding at June 28, 2025	2,249,563	$11.25
Share-based compensation expense for RSUs is recognized straight line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $3.4 and $2.5 for the three month periods ended June 28, 2025 and June 29, 2024, respectively, and $6.4 and $3.6 for the six month periods ended June 28, 2025 and June 29, 2024, respectively. As of June 28, 2025, there was an aggregate of $18.7 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted average period of 1.7 years.
Performance-based Restricted Stock Unit Grants
PSU awards are based on the satisfaction of the Company’s three-year cumulative financial targets. The number of PSUs that can be earned range from 0% and 200% of the original target number of PSUs. PSUs are subject to a two-year or three-year performance cliff-vesting period.
PSUs activity for the six month period ended June 28, 2025 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted Average Grant Date Fair Value
Unvested, outstanding at December 28, 2024	1,273,451	$9.85
Granted	341,326	8.30
Incremental units granted based on performance	242,353	9.40
Vested	(484,708)	9.40
Forfeited	(33,411)	11.22
Unvested, outstanding at June 28, 2025(1)	1,339,011	$9.50
(1) This number includes 431,355 performance stock units, which are projected to payout at 0% due to performance results from previously-granted PSU awards.
Share-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the PSUs was approximately $0.9 and $0.7 for the three month periods ended June 28, 2025 and June 29, 2024, respectively, and $1.9 and $1.3 for the six month periods ended June 28, 2025 and June 29, 2024, respectively. As of June 28, 2025, there was an aggregate of $6.0 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted average period of 1.7 years.
The above table represents PSUs assuming 100% of target payout at the time of the grant for the unvested units. The incremental units in the above table represent a 200% target payout based on achievement of certain performance metrics.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
12. Revenue Recognition
Contract balances as of June 28, 2025 and December 28, 2024 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at June 28, 2025	$17.6
Unbilled receivables at June 28, 2025	11.3
Contract assets at June 28, 2025	$28.9

Revenues in excess of billings at December 28, 2024	$16.2
Unbilled receivables at December 28, 2024	7.0
Contract assets at December 28, 2024	$23.2

Contract liabilities at June 28, 2025	$16.4
Contract liabilities at December 28, 2024	$17.9
During the three and six months ended June 28, 2025, we recognized revenue of approximately $3.6 and $12.6, respectively related to contract liabilities at December 28, 2024.
Disaggregation of Revenue
The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depicts our reportable segment revenues by timing and sales channel of revenue recognition for the periods presented:
Revenue by Timing of Revenue Recognition

(dollar amounts in millions)	Three Months Ended		Six Months Ended
Reportable Segments by Timing of Revenue Recognition	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Janus North America
Product revenues transferred at a point in time	$150.1	$168.8	$293.2	$343.0
Product revenues transferred over time	13.1	26.6	26.0	59.3
Service revenues transferred over time	37.1	35.4	71.8	69.0
	$200.3	$230.8	$391.0	$471.3
Janus International
Product revenues transferred at a point in time	$15.5	$10.8	$27.2	$19.8
Service revenues transferred over time	12.9	7.2	22.4	12.9
	$28.4	$18.0	$49.6	$32.7
Eliminations	(0.6)	(0.4)	(2.0)	(1.1)
Total revenue	$228.1	$248.4	$438.6	$502.9

Revenue by Sales Channel

(dollar amounts in millions)	Three Months Ended		Six Months Ended
Reportable Segments by Sales Channel Revenue Recognition	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Janus North America
Self-storage - new construction	$68.8	$95.5	$132.6	$199.7
Self-storage - R3	49.6	58.7	108.0	127.0
Commercial and others	81.9	76.6	150.4	144.6
	$200.3	$230.8	$391.0	$471.3
Janus International
Self-storage - new construction	$25.1	$15.2	$45.0	$27.6
Self-storage - R3	3.3	2.8	4.6	5.1
	$28.4	$18.0	$49.6	$32.7
Eliminations	(0.6)	(0.4)	(2.0)	(1.1)
Total revenue	$228.1	$248.4	$438.6	$502.9

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
13. Income Taxes
We are taxed as a Corporation under Subchapter C in the U.S. We also file in U.S. state and local jurisdictions and in other countries where we have operations. Our effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign subsidiaries file income tax returns in local country jurisdictions as required. The U.K., France, and Australia entities are included on U.S. tax returns as pass-through entities.
We account for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate on year-to-date ordinary income and records any changes affecting the estimated annual effective tax rate in the interim period in which the changes occur. Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset in the unaudited condensed consolidated financial statements.
During the three month periods ended June 28, 2025 and June 29, 2024, we recorded a total income tax provision of approximately $6.4 and $9.5 on pre-tax income of $27.1 and $37.1 resulting in an effective tax rate of 23.6% and 25.6%, respectively. During the six month periods ended June 28, 2025 and June 29, 2024, we recorded a total income tax provision of approximately $11.0 and $20.0 on pre-tax income of $42.5 and $78.3 resulting in an effective tax rate of 25.9% and 25.5%, respectively. For the three and six month periods ended June 28, 2025, the effective tax rate was primarily impacted by state income taxes, nondeductible executive compensation, the discrete impact of RSU vesting, offset by the benefit of the federal and state income tax credits and the U.S. tax benefit derived from U.S. exports. For the three and six month periods ended June 29, 2024, effective tax rates were primarily impacted by statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our unaudited consolidated financial statements.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
14. Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three and six month periods ended June 28, 2025 and June 29, 2024, dilutive potential common shares include stock options and unvested RSUs. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

(amounts in millions, except share and per share data)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income attributable to common stockholders	$20.7	$27.6	$31.5	$58.3
Denominator:
Weighted average number of shares:
Basic	139,552,809	145,857,673	139,801,720	146,230,907
Adjustment for dilutive securities	451,281	577,450	335,572	509,760
Diluted	140,004,090	146,435,123	140,137,292	146,740,667
Basic net income per share attributable to common stockholders	$0.15	$0.19	$0.23	$0.40
Diluted net income per share attributable to common stockholders	$0.15	$0.19	$0.22	$0.40
15. Share Repurchase Program
On February 28, 2024, the Board of Directors authorized a share repurchase program, pursuant to which we were authorized to purchase up to $100.0 of our common stock. On May 15, 2025, the Board of Directors authorized an incremental increase of $75.0 to our share repurchase program. The repurchase authorization does not have an expiration date and may be terminated by the Board of Directors at any time. As of June 28, 2025, there is $81.3 remaining under the share repurchase program.
The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.
The following table presents the share repurchase activity for the periods presented:

(amounts in millions, except share data)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Number of shares repurchased	1,221,672	753,667	1,843,315	1,773,556
Share repurchase cost (including excise taxes)	$10.1	$10.1	$15.2	$25.4

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
16. Segments Information
We operate and report our results through two geographic-based reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, “Segment Reporting”.
•The Janus North America segment is comprised of the following entities: Janus Core, BETCO, NOKE, ASTA, ACT, U.S. Door, Janus Door, Steel Door Depot, Janus Canada, and Terminal Door.
•The Janus International reportable segment is comprised of Janus Europe Holdings and its subsidiaries with its production and sales located primarily in U.K., Australia, Poland, and France.
This segment structure reflects how the Company’s Chief Executive Officer (“CEO”), who has been identified as the CODM, evaluates performance and allocates resources. Key business strategies, strategic objectives, and competitive decisions are determined at the geographical level (North America and International) rather than by product lines, functional divisions, or business units. The CEO primarily assesses segment performance and allocates resources, including personnel, property, and financial or capital resources, using gross profit and adjusted EBITDA. Budget-to-actual variances are reviewed monthly to assess performance and allocate resources. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.
Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, and other non-operational, non-recurring items. We use adjusted EBITDA, a non-GAAP financial measure, to assess operating performance, develop future operating plans, and make strategic decisions related to operating expenses and resource allocation, among others.
The following table presents segment revenue, gross profit, and adjusted EBITDA for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended June 28, 2025
Revenues	$200.3	$28.4	$(0.6)	$228.1
Cost of revenues	115.0	20.5	(0.6)	134.9
Gross profit	$85.3	$7.9	$—	$93.2
Other segment items (1)	(40.5)	(3.7)	—	(44.2)
Adjusted EBITDA*	$44.8	$4.2	$—	$49.0

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended June 29, 2024
Revenues	$230.8	$18.0	$(0.4)	$248.4
Cost of revenues	126.7	13.1	(0.4)	139.4
Gross profit	$104.1	$4.9	$—	$109.0
Other segment items (1)	(41.3)	(3.2)	—	(44.5)
Adjusted EBITDA*	$62.8	$1.7	$—	$64.5

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Six months ended June 28, 2025
Revenues	$391.0	$49.6	$(2.0)	$438.6
Cost of revenues	228.3	37.2	(2.0)	263.5
Gross profit	$162.7	$12.4	$—	$175.1
Other segment items (1)	(81.0)	(6.7)	—	(87.7)
Adjusted EBITDA*	$81.7	$5.7	$—	$87.4

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Six months ended June 29, 2024
Revenues	$471.3	32.7	(1.1)	$502.9
Cost of revenues	260.1	24.5	(1.1)	283.5
Gross profit	$211.2	$8.2	$—	$219.4
Other segment items (1)	(82.2)	(6.4)	—	(88.6)
Adjusted EBITDA*	$129.0	$1.8	$—	$130.8
(1) Other segment items included in adjusted EBITDA primarily include selling and marketing expense, general and administrative expense, depreciation and amortization.

The following table presents a reconciliation of reportable segment net income to adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Consolidated reconciliation
Net income	$20.7	$27.6	$31.5	$58.3
Interest, net	9.1	13.0	19.3	27.3
Income taxes	6.4	9.5	11.0	20.0
Depreciation and amortization	11.2	11.0	22.4	21.4
Restructuring & other adjusted EBITDA adjustments	1.6	3.4	3.2	3.8
Adjusted EBITDA*	$49.0	$64.5	$87.4	$130.8
* Janus uses measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

Segment information for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025		June 29, 2024
Depreciation expense - cost of revenues
Janus North America	$1.8	$1.6	$3.5		$3.3
Janus International	0.3	0.2	0.6		0.4
Consolidated depreciation expense - cost of revenues	$2.1	$1.8	$4.1		$3.7
Depreciation expense - operating expenses
Janus North America	$0.8	$1.1	$1.6		$2.0
Janus International	0.1	0.1	0.2		0.2
Consolidated depreciation expense - operating expenses	$0.9	$1.2	$1.8		$2.2
Amortization of intangible assets
Janus North America	$7.9	$7.5	$15.9		$14.6
Janus International	0.3	0.5	0.6	.	0.9
Consolidated amortization expense	$8.2	$8.0	$16.5		$15.5
Purchases of property, plant, and equipment
Janus North America	$6.2	$3.8	$12.9		$7.4
Janus International	0.3	1.9	0.3		2.9
Consolidated purchases of property, plant, and equipment	$6.5	$5.7	$13.2		$10.3

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended June 28, 2025
Product revenues	$163.2	$15.5	$(0.6)	$178.1
Service revenues	37.1	12.9	—	$50.0
Total revenues	$200.3	$28.4	$(0.6)	$228.1
Three months ended June 29, 2024
Product revenues	$195.4	$10.8	$(0.4)	$205.8
Service revenues	35.4	7.2	—	$42.6
Total revenues	$230.8	$18.0	$(0.4)	$248.4

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Six months ended June 28, 2025
Product revenues	$319.2	$27.2	$(2.0)	$344.4
Service revenues	71.8	22.4	—	$94.2
Total revenues	$391.0	$49.6	$(2.0)	$438.6
Six months ended June 29, 2024
Product revenues	$402.3	$19.8	$(1.1)	$420.9
Service revenues	69.0	12.9	—	$82.0
Total revenues	$471.3	$32.7	$(1.1)	$502.9

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues by country
United States	$197.5	$230.8	$388.2	$471.3
Other	32.5	18.0	54.0	32.7
Eliminations	(1.9)	(0.4)	(3.6)	(1.1)
Total revenues	$228.1	$248.4	$438.6	$502.9
Segment information as of the periods presented are as follows:

(dollar amounts in millions)	June 28, 2025	December 28, 2024
Identifiable assets
Janus North America	$1,223.3	$1,234.6
Janus International	79.2	66.7
Consolidated identifiable assets	$1,302.5	$1,301.3
Property, plant, and equipment, net
Janus North America	$56.7	$49.0
Janus International	8.4	7.8
Consolidated property, plant, and equipment, net	$65.1	$56.8

(dollar amounts in millions)	June 28, 2025	December 28, 2024
Long-lived assets (1)
United States	$450.0	$459.9
Other	31.8	30.1
Total long-lived assets	$481.8	$490.0
(1) Our long-lived assets consist primarily of intangible assets, net, right-of-use assets, net, and property, plant, and equipment, net.

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
17. Restructuring
During fiscal year 2024, we initiated a multi-phase restructuring plan to improve our operational efficiencies to support our corporate strategy. We incur costs associated with restructuring initiatives intended to improve operating performance, profitability, and efficiency of business processes. Restructuring expenses include severance costs, relocation costs, recruiting fees affiliated with hiring new personnel, legal costs, gain/loss on disposal of assets on closed facilities, and contract cancellation costs.
We record restructuring charges when they are probable and estimable. Restructuring costs are accrued upon announcement of the facility closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Our restructuring expenses are comprised of the following for the periods presented:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Severance and termination benefits	$0.8	$0.2	$1.1	$0.6
Legal, consulting, and other costs	—	0.1	0.1	0.1
Total restructuring charges	$0.8	$0.3	$1.2	$0.7

The following tables summarize the changes in the accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at December 28, 2024	$0.3
Restructuring charges	1.2
Payments	(1.0)
Balance at June 28, 2025	$0.5

(dollar amounts in millions)
Balance at December 30, 2023	$—
Restructuring charges	0.7
Payments	(0.3)
Balance at June 29, 2024	$0.4

Janus International Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
18. Commitments and Contingencies
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:
General Litigation
We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, and cash flows.
Self-Insurance
Under our workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss workers’ compensation insurance for claims in excess of $0.2 as of both June 28, 2025 and December 28, 2024. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $0.6 and $0.9 as of June 28, 2025 and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.
Under our health insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss insurance for claims in excess of $0.3 as of both June 28, 2025 and December 28, 2024. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $1.6 and $1.4 as of June 28, 2025 and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 28, 2024.
Certain information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Form 10-Q. We assume no obligation to update any of these forward-looking statements.
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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and six month periods ended June 28, 2025 and June 29, 2024.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the six month periods ended June 28, 2025 and June 29, 2024. This section also provides a discussion of our contractual obligations, other purchase commitments, and customer credit risk that existed at June 28, 2025, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Estimates: This section identifies and summarizes those accounting estimates that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Business Overview
We are a global manufacturer and supplier of turn-key self-storage, commercial, and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, Poland, United Kingdom (“U.K.”), and Australia. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large real estate investment trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. We are highly integrated with customers at every phase of a project, including facility planning/design, construction, access control, and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities and damaged or end-of-life products.

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. Our Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. Our Janus North America segment is comprised of all the other entities including Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”).
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
Commercial light duty steel roll-up doors are designed for applications that require less frequent and less demanding operations. We offer heavy duty commercial grade steel doors (minimized dead-load, or constant weight of the curtain itself) perfect for warehouses, commercial buildings, and terminals, designed with a higher gauge and deeper guides, which combat the heavy scale of use with superior strength and durability. We also offer rolling steel doors known for minimal maintenance and easy installation with, but not limited to, the following options for: commercial slat doors, heavy duty service doors, fire doors, fire rated counter shutters, insulated service doors, counter shutters and grilles. Following the T.M.C. Acquisition (hereinafter defined), our business expanded to provide trucking terminal renovation, construction, remodeling, and maintenance services to trucking customers in the United States.
Executive Overview
Our operational and corporate strategy is to penetrate the self-storage, commercial and industrial storage markets, as well as capitalizing on aging self-storage facilities, while continuing to diversify our products and solutions. We are a bespoke provider of products and solutions for our clients.
•Total revenues of $228.1 for the three month period ended June 28, 2025 compared to $248.4 for the three month period ended June 29, 2024.
•Net income of $20.7 for the three month period ended June 28, 2025 compared to $27.6 for the three month period ended June 29, 2024.
•Adjusted EBITDA of $49.0 for the three month period ended June 28, 2025 compared to $64.5 for the three month period ended June 29, 2024.
•Adjusted EBITDA as a percentage of revenues was 21.5% for the three month period ended June 28, 2025 compared to 26.0% for the three month period ended June 29, 2024
•Cash flows provided by operations of $99.7 were generated for the six month period ended June 28, 2025 compared to $59.6 cash flows provided by operations for the six month period ended June 29, 2024.
•Common stock worth $10.1 was repurchased in the three months ended June 28, 2025, which consisted of 1,221,672 shares, as part of our previously announced $100.0 share repurchase program.
•Expanded previously announced share repurchase program by $75.0.
Information regarding use of Adjusted EBITDA — a non-GAAP measure, and a reconciliation to the most comparable GAAP measure, are included in “Non-GAAP Financial Measures.”

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
Janus International is comprised of Janus International Europe Holdings Ltd (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe, the U.K., and Australia. Janus International represents approximately 5% - 15% of the Company’s consolidated revenue.
Acquisitions
Our accretive merger and acquisition (“M&A”) strategy focuses on (i) portfolio diversification into attractive and logical adjacencies, (ii) geographic expansion, and (iii) technological innovation. Inorganic growth, through acquisitions, serves to increase Janus’s strategic growth.
On May 17, 2024, through our wholly owned subsidiary Terminal Door, we acquired 100% of the business operations (the “T.M.C. Acquisition”) of Smith T.M.C., Inc., a Georgia corporation, Jerry O. Smith Company, LLC, a Georgia limited liability company, and J.O.S. Realty, Inc., a Georgia corporation (collectively, the “T.M.C. Sellers”). Pursuant to the asset purchase agreement for such acquisition, Terminal Door acquired substantially all the assets of the T.M.C. Sellers related to the business of trucking terminal renovation, construction, remodeling, and maintenance for total consideration of $59.4.
Human Capital
Human capital is one of the main cost drivers of our manufacturing, selling, and administrative processes. As a result, we believe that headcount generally provides a reflection of our operational status, indicating whether the business is expanding or contracting. As of June 28, 2025 and June 29, 2024, our headcount was 2,257 employees (including 410 temporary employees) and 2,386 employees (including 430 temporary employees), respectively.
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Our fiscal year follows a 4-4-5 calendar which divides a year into four quarters of 13 weeks, grouped into two 4-week “months” and one 5-week “month.” The major advantage of a 4-4-5 calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Every fifth or sixth year will require a 53rd week. As a result, some reporting periods are not as comparable as other reporting periods.
We have presented results of operations, including the related discussion and analysis for:
•The thirteen week period ended June 28, 2025 compared to the thirteen week period ended June 29, 2024.
•The twenty-six week period ended June 28, 2025 compared to the twenty-six week period ended June 29, 2024.
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
Interest Expense, net. Consists of interest expense on short-term and long-term debt and amortization on deferred financing fees (see Note 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for additional information), partially offset by interest income earned on cash equivalents.
Key Performance Measures
We evaluate the performance of our reportable segments based on the revenue of services and products, gross profit, operating margins, and cash from business operations. We use Adjusted EBITDA, which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. Please see the section “Non-GAAP Financial Measures” below for further discussion of this financial measure, including the reasons why we use such financial measures and reconciliations of such financial measures to the nearest GAAP financial measures.
The following tables set forth key performance measures for the three and six month periods ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Total revenue	$228.1	$248.4	$(20.3)	(8.2)%
Adjusted EBITDA	$49.0	$64.5	$(15.5)	(24.0)%
Adjusted EBITDA (% of revenue)	21.5%	26.0%		(4.5)%

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Total revenue	$438.6	$502.9	$(64.3)	(12.8)%
Adjusted EBITDA	$87.4	$130.8	$(43.4)	(33.2)%
Adjusted EBITDA (% of revenue)	19.9%	26.0%		(6.1)%

Total revenue decreased by $20.3 or 8.2% and by $64.3 or 12.8% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These declines are primarily due to a decrease in organic revenue for the three and six month periods ended June 28, 2025 as a result of the continuation of the volume decline associated with uncertainty in the macroeconomic environment and customer liquidity challenges which started late in the second fiscal quarter of 2024. These organic declines were partially offset by $3.8 and $7.8 in inorganic revenue from the T.M.C. Acquisition, for the three and six month periods ended June 28, 2025, respectively.
Adjusted EBITDA decreased by $15.5 or 24.0% and by $43.4 or 33.2% for the three and six month periods ended June 28, 2025, respectively compared to the three and six months periods ended June 29, 2024, primarily due to the decrease in revenue, as noted above, and a decline from leverage on fixed costs, yielding a lower margin.
Adjusted EBITDA as a percentage of revenue decreased 4.5% and 6.1% for the three and six month periods ended June 28, 2025, respectively. The decreases in Adjusted EBITDA in the three and six month periods ended June 28, 2025 were primarily due to declines in leverage on fixed costs.

Factors Affecting the Results of Operations
Key Factors Affecting the Business and Financial Statements
We believe our performance and future growth depends on a number of factors that present significant opportunities but also pose risks and challenges.
Factors Affecting Revenues
Our revenues from products sold are driven by economic conditions, which impacts new construction of self-storage facilities, R3 of self-storage facilities, and commercial revenue.
We periodically modify sales prices of its products due to changes in costs for raw materials and energy, market conditions, labor and logistics costs, and the competitive environment. In certain cases, realized price increases are less than the announced price increases due to project pricing, competitive reactions, and changing market conditions.
We also offer a wide assortment of products that are differentiated by style, design, and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income.
Service revenue is driven by the product revenue and the increase in value-added services, which consists primarily of installation and project management, and third-party security. Janus differentiates itself through on-time delivery, efficient installation, customer service satisfaction, and a reputation for high quality products.
Factors Affecting Growth Through Acquisitions
Our business strategy includes growth through the acquisition of other companies that yield our acceptable internal rate of return. We evaluate companies that we believe will strategically fit into its business and growth objectives, including those that will support its overall strategy of portfolio diversification, geographic expansion, and technological innovation, among other areas of focus. While we seek acquisition opportunities that we believe will augment our business and growth objectives, certain factors could prevent acquisition opportunities from materializing, including target-company availability, relative valuation expectations, and certain due diligence considerations, among other factors.
Factors Affecting Operating Costs
Our operating expenses are comprised of direct production costs (principally raw materials, labor, and energy), manufacturing overhead costs, freight, costs to purchase sourced products, selling and marketing, and general and administrative expenses.
Our largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond our control and have a direct impact on the financial results. We enter into agreements with large suppliers in order to lock in steel coil prices for part of our production needs. These agreements are renewed annually and partially mitigate the potential impacts of short-term steel coil price fluctuations. These arrangements allow us to purchase quantities of product within specified ranges as outlined in the contracts.
Outbound freight costs are driven by our volume of product revenues and are subject to the freight market pricing environment.
Tariffs and Trade Restrictions

Some of our products, components, and raw materials may be impacted by recent tariff announcements and restrictions on trade. On February 10, 2025, President Trump issued an executive order re-imposing 25% tariffs on steel imports from all sources under Section 232, effective March 12, 2025, ending country and product exemptions. Effective June 4, 2025, the tariffs on steel imports were increased to 50% for all countries other than the U.K. While we cannot fully predict the impact of potential new tariffs on global trade and economic growth, our regional presence, strong customer relationships, and strategic approach to supplying raw materials for our operations we believe position us well to manage through these challenges. We actively monitor the regulatory environment and continue to make adjustments whenever necessary. Most of our steel strategically comes from domestic suppliers. We plan to continue to invest in our key strategic growth objectives while closely managing our cost structure and seeking alternative sources of supply to further reduce the impact of tariffs as appropriate. See Part II – Item 1A. Risk Factors – “Changes in U.S. trade policy and the imposition of tariffs may have a material adverse impact on our business and results of operations” for a further discussion on risks associated with tariffs and trade restrictions.
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
Consolidated Results of Operations
For the three and six month periods ended June 28, 2025 compared to the three and six month periods ended June 29, 2024:

	Three Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
REVENUES
Product revenues	$178.1	$205.8	$(27.7)	(13.5)%
Service revenues	50.0	42.6	7.4	17.4%
Total revenues	$228.1	$248.4	$(20.3)	(8.2)%
Product cost of revenues	99.1	115.1	(16.0)	(13.9)%
Service cost of revenues	35.8	24.3	11.5	47.3%
Cost of revenues	$134.9	$139.4	$(4.5)	(3.2)%
GROSS PROFIT	$93.2	$109.0	$(15.8)	(14.5)%
OPERATING EXPENSES
Selling and marketing	16.7	17.1	(0.4)	(2.3)%
General and administrative	40.5	40.3	0.2	0.5%
Operating expenses	$57.2	$57.4	$(0.2)	(0.3)%
INCOME FROM OPERATIONS	$36.0	$51.6	$(15.6)	(30.2)%
Interest expense, net	(9.1)	(13.0)	3.9	(30.0)%
Loss on extinguishment and modification of debt	—	(1.7)	1.7	(100.0)%
Other income	0.2	0.2	—	—%
INCOME BEFORE TAXES	$27.1	$37.1	$(10.0)	(27.0)%
Provision for income taxes	6.4	9.5	(3.1)	(32.6)%
NET INCOME	$20.7	$27.6	$(6.9)	(25.0)%

Adjusted EBITDA*	$49.0	$64.5	$(15.5)	(24.0)%

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
REVENUES
Product revenues	$344.4	$420.9	$(76.5)	(18.2)%
Service revenues	94.2	82.0	12.2	14.9%
Total revenues	$438.6	$502.9	$(64.3)	(12.8)%
Product cost of revenues	196.8	229.8	(33.0)	(14.4)%
Service cost of revenues	66.7	53.7	13.0	24.2%
Cost of revenues	$263.5	$283.5	$(20.0)	(7.1)%
GROSS PROFIT	$175.1	$219.4	$(44.3)	(20.2)%
OPERATING EXPENSES
Selling and marketing	33.6	34.7	(1.1)	(3.2)%
General and administrative	80.2	77.6	2.6	3.4%
Operating expenses	$113.8	$112.3	$1.5	1.3%
INCOME FROM OPERATIONS	$61.3	$107.1	$(45.8)	(42.8)%
Interest expense, net	(19.3)	(27.3)	8.0	(29.3)%
Loss on extinguishment and modification of debt	—	(1.7)	1.7	(100.0)%
Other income	0.5	0.2	0.3	150.0%
INCOME BEFORE TAXES	$42.5	$78.3	$(35.8)	(45.7)%
Provision for income taxes	11.0	20.0	(9.0)	(45.0)%
NET INCOME	$31.5	$58.3	$(26.8)	(46.0)%

Adjusted EBITDA*	$87.4	$130.8	$(43.4)	(33.2)%
*We use measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

Consolidated Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$178.1	$205.8	$(27.7)	(13.5)%	$—	$(27.7)	(13.5)%
Service revenues	50.0	42.6	7.4	17.4%	3.8	3.6	8.5%
Total revenues	$228.1	$248.4	$(20.3)	(8.2)%	$3.8	$(24.1)	(9.7)%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$344.4	$420.9	$(76.5)	(18.2)%	$—	$(76.5)	(18.2)%
Service revenues	94.2	82.0	12.2	14.9%	7.3	4.9	6.0%
Total revenues	$438.6	$502.9	$(64.3)	(12.8)%	$7.3	$(71.6)	(14.2)%
(1) Product revenues include product revenues transferred at a point in time and product revenues transferred over time.
Total revenue decreased by $20.3 or 8.2% and by $64.3 or 12.8% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. Organic revenues declined for the three and six months ended June 28, 2025, as a result of volume declines associated with uncertainty in the macroeconomic environment and customer liquidity challenges which started late in the second fiscal quarter of 2024. The organic decline was partially offset by $3.8 and $7.3 in inorganic revenue from the T.M.C. Acquisition, for the three and six month periods ended June 28, 2025, respectively.
The following tables and discussion compares Janus’s sales by sales channel:

(dollar amounts in millions)	Three Months Ended				Variance
Consolidated	June 28, 2025	% of sales	June 29, 2024	% of sales	$	%
Self-storage - new construction	$93.9	41.2%	$110.7	44.6%	$(16.8)	(15.2)%
Self-storage - R3	52.9	23.2%	61.5	24.8%	(8.6)	(14.0)%
Total self-storage	$146.8	64.4%	$172.2	69.3%	$(25.4)	(14.8)%

Commercial and other	81.3	35.6%	76.2	30.7%	5.1	6.7%
Total revenues	$228.1	100.0%	$248.4	100.0%	$(20.3)	(8.2)%

(dollar amounts in millions)	Six Months Ended				Variance
Consolidated	June 28, 2025	% of sales	June 29, 2024	% of sales	$	%
Self-storage - new construction	$177.6	40.5%	$227.3	45.2%	$(49.7)	(21.9)%
Self-storage - R3	112.7	25.7%	132.1	26.3%	(19.4)	(14.7)%
Total self-storage	$290.3	66.2%	$359.4	71.5%	$(69.1)	(19.2)%

Commercial and other	148.3	33.8%	143.5	28.5%	4.8	3.3%
Total revenues	$438.6	100.0%	$502.9	100.0%	$(64.3)	(12.8)%
New construction sales decreased by $16.8 or 15.2% and by $49.7 or 21.9% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These decreases are a result of volume declines associated with uncertainty in the macroeconomic environment and customer liquidity challenges which started late in the second fiscal quarter of 2024.
R3 sales decreased by $8.6 or 14.0% and by $19.4 or 14.7% for the three and six month periods ended June 28, 2025, respectively compared to the three and six month periods ended June 29, 2024. The R3 sales decrease for the three and six months ended June 28, 2025 was due to a nearly 50% decline in facility expansion and retail big-box conversion activity.
Commercial and other sales increased by $5.1 or 6.7% and by $4.8 or 3.3% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These increases were attributable to an increase in volumes for rolling steel doors, increased demand for carports and sheds and by $3.8 for the three month period and $7.3 for the six month period in inorganic revenue from the T.M.C. Acquisition.

Consolidated Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$99.1	$115.1	$(16.0)	(13.9)%	$—	$(16.0)	(13.9)%
Service cost of revenues	35.8	24.3	11.5	47.3%	2.3	9.2	37.9%
Cost of Revenues	$134.9	$139.4	$(4.5)	(3.2)%	$2.3	$(6.8)	(4.9)%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$196.8	$229.8	$(33.0)	(14.4)%	$—	$(33.0)	(14.4)%
Service cost of revenues	66.7	53.7	13.0	24.2%	3.9	9.1	16.9%
Cost of Revenues	$263.5	$283.5	$(20.0)	(7.1)%	$3.9	$(23.9)	(8.4)%
Total cost of revenues decreased by $4.5 or 3.2% and by $20.0 or 7.1% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. The decrease in product cost of revenues of $16.0 and $33.0 for the three and six month periods ended June 28, 2025, respectively, is attributable to the decline in revenues. The increase in service cost of revenues of $11.5 and $13.0 for the three and six month periods ended June 28, 2025, respectively, is primarily attributable to an increase in organic volumes as well as the T.M.C. Acquisition.
Operating Expenses - Selling and marketing
Selling and marketing expense decreased $0.4 or 2.3% and $1.1 or 3.2% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. The decrease for the three and six month periods are due to reductions in employee related expenses as a result of a decline in revenue and implementation of the restructuring plan announced in fiscal 2024.
Operating Expenses - General and administrative
General and administrative expenses increased $0.2 or 0.5% and $2.6 or 3.4% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These increases are attributable to higher amortization expense of $0.9 and $1.7, respectively, as a result of the T.M.C Acquisition and higher share-based compensation as a result of strategic grants to retain certain key employees. These cost increases are partially offset by a reduction in costs as a result of the restructuring plan announced in fiscal 2024.
Interest Expense, net
Interest expense, net decreased $3.9 or 30.0% and $8.0 or 29.3% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. This was primarily due to voluntary debt repayment during the three and six month period ended June 28, 2025 of $40.0, as well as an increase of interest income of $2.0 million in the six month period ended June 28, 2025 compared to June 29, 2024.
Income Taxes
Income tax expense decreased by $3.1 or 32.6% and by $9.0 or 45.0% for the three and six month periods ended June 28, 2025 compared to the three and six month periods ended June 29, 2024 due to a decrease in income before taxes.
Net Income
The $6.9 or 25.0% and $26.8 or 46.0% decrease in net income for the three and six month periods ended June 28, 2025, respectively, as compared to the three and six month periods ended June 29, 2024 is largely due to a decrease in revenues which were partially offset by a decrease in cost of revenues for the three and six month periods ended June 28, 2025.

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
Results of Operations - Janus North America
For the three and six month periods ended June 28, 2025 compared to the three and six month periods ended June 29, 2024:

	Three Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
REVENUES
Product revenues	163.2	$195.4	$(32.2)	(16.5)%
Service revenues	37.1	35.4	1.7	4.8%
Total revenues	$200.3	$230.8	$(30.5)	(13.2)%
Product cost of revenues	88.9	107.3	(18.4)	(17.1)%
Service cost of revenues	26.1	19.4	6.7	34.5%
Cost of revenues	$115.0	$126.7	$(11.7)	(9.2)%
GROSS PROFIT	$85.3	$104.1	$(18.8)	(18.1)%
OPERATING EXPENSES
Selling and marketing	15.4	16.1	(0.7)	(4.3)%
General and administrative	36.7	37.0	(0.3)	(0.8)%
Operating expenses	$52.1	$53.1	$(1.0)	(1.9)%
INCOME FROM OPERATIONS	$33.2	$51.0	$(17.8)	(34.9)%

Adjusted EBITDA*	$44.8	$62.8	$(18.0)	(28.7)%

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
REVENUES
Product revenues	319.2	$402.3	$(83.1)	(20.7)%
Service revenues	71.8	69.0	2.8	4.1%
Total revenues	391.0	$471.3	$(80.3)	(17.0)%
Product cost of revenues	178.3	216.3	(38.0)	(17.6)%
Service cost of revenues	50.0	43.8	6.2	14.2%
Cost of revenues	$228.3	$260.1	$(31.8)	(12.2)%
GROSS PROFIT	$162.7	$211.2	$(48.5)	(23.0)%
OPERATING EXPENSES
Selling and marketing	31.2	32.7	(1.5)	(4.6)%
General and administrative	73.2	71.3	1.9	2.7%
Operating expenses	$104.4	$104.0	$0.4	0.4%
INCOME FROM OPERATIONS	$58.3	$107.2	$(48.9)	(45.6)%

Adjusted EBITDA*	$81.7	$129.0	$(47.3)	(36.7)%
*We use measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

Janus North America Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$163.2	$195.4	$(32.2)	(16.5)%	$—	$(32.2)	(16.5)%
Service revenues	37.1	35.4	1.7	4.8%	3.8	(2.1)	(5.9)%
Total revenues	$200.3	$230.8	$(30.5)	(13.2)%	$3.8	$(34.3)	(14.9)%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$319.2	$402.3	$(83.1)	(20.7)%	$—	$(83.1)	(20.7)%
Service revenues	71.8	69.0	2.8	4.1%	7.3	(4.5)	(6.5)%
Total revenues	$391.0	$471.3	$(80.3)	(17.0)%	$7.3	$(87.6)	(18.6)%
Total revenue decreased by $30.5 or 13.2% and by $80.3 or 17.0% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. The $34.3 and $87.6 organic revenue declines for the three and six months ended June 28, 2025, respectively, is primarily attributed to declines in volume associated with macroeconomic uncertainty and sustained high interest rates impacting liquidity which started late in the second fiscal quarter of 2024. The organic decline was partially offset by $3.8 and $7.3 in inorganic revenue from the T.M.C. Acquisition for the three and six month periods ended June 28, 2025, respectively.
The following tables and discussion compares Janus North America sales by sales channel.

	Three Months Ended				Variance
(dollar amounts in millions)	June 28, 2025	% of Total Sales	June 29, 2024	% of Total Sales	$	%
Self-storage - new construction	$68.8	34.3%	$95.5	41.4%	$(26.7)	(28.0)%
Self-storage - R3	49.6	24.8%	58.7	25.4%	(9.1)	(15.5)%
Total self-storage	$118.4	59.1%	$154.2	66.8%	$(35.8)	(23.2)%

Commercial and other	81.9	40.9%	76.6	33.2%	5.3	6.9%
Total revenues	$200.3	100.0%	$230.8	100.0%	$(30.5)	(13.2)%

	Six Months Ended				Variance
(dollar amounts in millions)	June 28, 2025	% of Total Sales	June 29, 2024	% of Total Sales	$	%
Self-storage - new construction	$132.6	33.9%	$199.7	42.4%	$(67.1)	(33.6)%
Self-storage - R3	108.0	27.6%	127.0	26.9%	(19.0)	(15.0)%
Total self-storage	$240.6	61.5%	$326.7	69.3%	$(86.1)	(26.4)%

Commercial and other	150.4	38.5%	144.6	30.7%	5.8	4.0%
Total revenues	$391.0	100.0%	$471.3	100.0%	$(80.3)	(17.0)%
New construction sales decreased by $26.7 or 28.0% and by $67.1 and 33.6% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These decreases were due to declines in volume associated with macroeconomic uncertainty and sustained high interest rates impacting liquidity beginning late in the second fiscal quarter of 2024.
R3 sales decreased by $9.1 or 15.5% and $19.0 or 15.0% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. The R3 sales decreases were primarily due to a decline in facility expansion and retail big-box conversion activity.
Commercial and other increased by $5.3 or 6.9% and by $5.8 or 4.0% for the three and six month periods ended June 28, 2025, respectively compared to the three and six month periods ended June 29, 2024. The increase for the three month period was attributable to an increase in volumes for rolling steel doors and increased demand for carports and sheds and by $3.8 in inorganic revenue from the T.M.C. Acquisition. The increase for the six month period was attributable to $7.3 in inorganic revenue from the T.M.C. Acquisition, which was partially offset by lower volumes of rolling sheet doors.

Janus North America Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$88.9	$107.3	$(18.4)	(17.1)%	$—	$(18.4)	(17.1)%
Service cost of revenues	26.1	19.4	6.7	34.5%	2.3	4.4	22.7%
Cost of revenues	$115.0	$126.7	$(11.7)	(9.2)%	$2.3	$(14.0)	(11.0)%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$178.3	$216.3	$(38.0)	(17.6)%	$—	$(38.0)	(17.6)%
Service cost of revenues	50.0	43.8	6.2	14.2%	3.9	2.3	5.3%
Cost of revenues	$228.3	$260.1	$(31.8)	(12.2)%	$3.9	$(35.7)	(13.7)%
Total cost of revenues for the three and six month periods ended June 28, 2025 decreased by $11.7 or 9.2% and $31.8 or 12.2%, respectively. The decrease of product cost of revenues of $18.4 and $38.0 for the three and six month periods ended June 28, 2025, respectively, is in line with the decline in product revenues. The increase in service cost of revenues of $6.7 and $6.2 for the three and six month periods ended June 28, 2025, respectively, are in line with the increase in service revenues as well as product mix associated with the T.M.C. Acquisition.
Operating Expenses - Selling and marketing
Selling and marketing expenses decreased $0.7 or 4.3% and $1.5 or 4.6% for the three and six month periods ended June 28, 2025, respectively. The decrease for the three and six month periods is due to reductions in employee related expenses as a result of a decline in revenue and implementation of our restructuring plan announced in fiscal 2024.
Operating Expenses - General and administrative
General and administrative expenses decreased by $0.3 or 0.8% for the three month period ended June 28, 2025 compared to the three month period ended June 29, 2024. This decrease is primarily due to a reduction in costs as a result of the restructuring plan announced in fiscal 2024. General and administrative expenses increased by $1.9 or 2.7% for the six month period ended June 28, 2025 compared to the six month period ended June 29, 2024. The increase for the six month period is attributable to higher share-based compensation as a result of strategic grants to retain certain key employees and higher amortization expense as a result of the T.M.C. Acquisition which was partially offset by reduction in costs resulting from the restructuring plan announced in fiscal 2024.
Income from Operations
Income from operations decreased by $17.8 or 34.9% and by $48.9 or 45.6% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024 primarily due to a decrease in revenue yielding a decline in margin.
INTERNATIONAL
Results of Operations - Janus International - For the three and six month periods ended June 28, 2025 compared to the three and six month period ended June 29, 2024:

	Three Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
REVENUE
Product revenues	$15.5	$10.8	$4.7	43.5%
Service revenues	12.9	7.2	5.7	79.2%
Total revenues	$28.4	$18.0	$10.4	57.8%
Product cost of revenues	10.9	8.3	2.6	31.3%
Service cost of revenues	9.6	4.8	4.8	100.0%
Cost of revenues	$20.5	$13.1	$7.4	56.5%
GROSS PROFIT	$7.9	$4.9	$3.0	61.2%
OPERATING EXPENSES
Selling and marketing	1.3	1.1	0.2	18.2%
General and administrative	3.8	3.2	0.6	18.8%
Operating expenses	$5.1	$4.3	$0.8	18.6%
INCOME FROM OPERATIONS	$2.8	$0.6	$2.2	366.7%

Adjusted EBITDA*	$4.2	$1.7	$2.5	147.1%

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
REVENUE
Product revenues	$27.2	$19.8	$7.4	37.4%
Service revenues	22.4	12.9	9.5	73.6%
Total revenues	$49.6	$32.7	$16.9	51.7%
Product cost of revenues	20.6	14.6	6.0	41.1%
Service cost of revenues	16.6	9.9	6.7	67.7%
Cost of revenues	$37.2	$24.5	$12.7	51.8%
GROSS PROFIT	$12.4	$8.2	$4.2	51.2%
OPERATING EXPENSES
Selling and marketing	2.3	2.0	0.3	15.0%
General and administrative	7.0	6.3	0.7	11.1%
Operating expenses	$9.3	$8.3	$1.0	12.0%
INCOME FROM OPERATIONS	$3.1	$(0.1)	$3.2

Adjusted EBITDA*	$5.7	$1.8	$3.9	216.7%

*We use measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

Janus International Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Product revenues	$15.5	$10.8	$4.7	43.5%
Service revenues	12.9	7.2	5.7	79.2%
Total revenues	$28.4	$18.0	$10.4	57.8%

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Product revenues	$27.2	$19.8	$7.4	37.4%
Service revenues	22.4	12.9	9.5	73.6%
Total revenues	$49.6	$32.7	$16.9	51.7%

Revenues increased $10.4 or 57.8% and $16.9 or 51.7% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These increases are due to an increase in volume as a result of improving local market conditions compared to prior year which was negatively affected by the U.K. recessionary period starting late fiscal 2023 and impacting most of fiscal 2024.
The following tables and discussions illustrate the sales by channel for the three and six month periods ended June 28, 2025 and June 29, 2024.

	Three Months Ended				Variance
(dollar amounts in millions)	June 28, 2025	% of Total Sales	June 29, 2024	% of Total Sales	$	%
Self-storage - new construction	$25.1	88.4%	$15.2	84.4%	$9.9	65.1%
Self-storage - R3	3.3	11.6%	2.8	15.6%	0.5	17.9%
Total revenues	$28.4	100.0%	$18.0	100.0%	$10.4	57.8%

	Six Months Ended				Variance
(dollar amounts in millions)	June 28, 2025	% of Total Sales	June 29, 2024	% of Total Sales	$	%
Self-storage - new construction	$45.0	90.7%	$27.6	84.4%	$17.4	63.0%
Self-storage - R3	4.6	9.3%	5.1	15.6%	(0.5)	(9.8)%
Total revenues	$49.6	100.0%	$32.7	100.0%	$16.9	51.7%
New construction sales increased by $9.9 or 65.1% and by $17.4 or 63.0% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These increases are due to an increase in volume as a result of improving local market conditions compared to prior year which was negatively affected by the U.K. recessionary period starting late fiscal 2023 and impacting most of fiscal 2024.
R3 sales increased by $0.5 or 17.9% and decreased by $0.5 or 9.8% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024.
Janus International Cost of Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Product cost of revenues	$10.9	$8.3	$2.6	31.3%
Service cost of revenues	9.6	4.8	4.8	100.0%
Cost of revenues	$20.5	$13.1	$7.4	56.5%

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Product cost of revenues	$20.6	$14.6	$6.0	41.1%
Service cost of revenues	16.6	9.9	6.7	67.7%
Cost of revenues	$37.2	$24.5	$12.7	51.8%
Total cost of revenues increased by $7.4 or 56.5% and by $12.7 or 51.8% for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. The change in cost of revenues is closely aligned with the changes in revenues.
Income from Operations
Income from operations increased by $2.2 and $3.2 for the three and six month periods ended June 28, 2025, respectively, compared to the three and six month periods ended June 29, 2024. These increases are a result of improving local market conditions and certain strategic changes made as part of our restructuring plan announced during fiscal 2024.

Results of Operations - Eliminations
Eliminations include transactions to account for intersegment activity. The eliminations necessary to arrive at consolidated financial information activity for the three and six month periods ended June 28, 2025 and June 29, 2024 are as follows:

Revenues

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
North America segment revenues before eliminations	$200.3	$230.8	$391.0	$471.3
International segment revenues before eliminations	28.4	18.0	49.6	32.7
Intersegment eliminations	(0.6)	(0.4)	(2.0)	(1.1)
Consolidated total revenues	$228.1	$248.4	$438.6	$502.9

Cost of Revenues

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
North America segment cost of revenues before eliminations	$115.0	$126.7	$228.3	$260.1
International segment cost of revenues before eliminations	20.5	13.1	37.2	24.5
Intersegment eliminations	(0.6)	(0.4)	(2.0)	(1.1)
Consolidated total cost of revenues	$134.9	$139.4	$263.5	$283.5

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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, debt offerings, and borrowing availability under our existing credit facility. As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors and may be commenced or suspended at any time. At times, we may purchase transferable environmental tax credits that can be used to offset our current year or a prior year income tax liability. We believe our operating cash flows, along with funds available under the line of credit, provide sufficient liquidity to support our short and long-term liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, and acquisitions.
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
Debt Profile

	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
(dollar amounts in millions)					June 28, 2025	December 28, 2024
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	6.78%(2)	$555.5	$598.5
Financing leases					3.6	3.4
Total principal debt					$559.1	$601.9
Less: unamortized deferred finance fees					8.4	9.9
Less: current portion of long-term debt					7.5	8.8
Long-term debt, net of current portion					$543.2	$583.2
(1)Represents the original issuance date for the certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). Subsequent to the original issuance of the First Lien Term Loan, we have amended the First Lien Term Loan on a number of occasions, including most recently on April 30, 2024 when we completed a repricing pursuant to the Repricing Amendment described below.
(2)The interest rate on the Repricing Amendment as of June 28, 2025, was 6.78%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.50%.
First Lien Term Loan - In April 2024, we made a voluntary prepayment of $21.9 toward the First Lien Term Loan. We used cash on hand to make the voluntary prepayment.
On April 30, 2024, we completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the SOFR rate. In addition to the change in the applicable margin rate, we are no longer subject to a credit spread adjustment (“CSA”) rate of 0.1%. Interest is payable in arrears (with respect to base rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The interest rate on the First Lien Term Loan as of June 28, 2025, was 6.78%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%. In conjunction with the Repricing Amendment, we incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs and were expensed within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. See Note 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
In March 2025, we made a voluntary prepayment of $40.0 towards the First Lien Term Loan. We used cash on hand to make the voluntary prepayment.

Line of Credit - The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of June 28, 2025. As of June 28, 2025, the interest rate in effect for the facility was 5.88%. The line of credit is secured by accounts receivable and inventories. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.
The 2023 LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.
The 2023 LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00, subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 28, 2025, we were compliant with our covenants under the agreements governing our outstanding indebtedness.
As of June 28, 2025 and December 28, 2024, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of both June 28, 2025 and December 28, 2024 was approximately $70.7 and $82.4, respectively.
Statement of Cash Flows
The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.
Six month period ended June 28, 2025 compared to the six month period ended June 29, 2024:

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Net cash provided by operating activities	$99.7	$59.6	$40.1	67.3%
Net cash used in investing activities	(13.2)	(70.4)	57.2	(81.3)%
Net cash used in financing activities	(62.8)	(50.7)	(12.1)	23.9%
Effect of foreign currency rate changes on cash	0.6	(0.1)	0.7	(700.0)%
Net increase (decrease) in cash	$24.3	$(61.6)	$85.9	(139.4)%
Net cash provided by operating activities
Net cash provided by operating activities increased by $40.1 for the six month period ended June 28, 2025 as compared to the six month period ended June 29, 2024. This is a result of a reduction in net working capital accounts yielding a cash inflow primarily related to collections of accounts receivable balances, and timing of accrual balances such as timing of interest payments, which was partially offset by lower net income.
Net cash used in investing activities
Net cash used in investing activities decreased by $57.2 for the six month period ended June 28, 2025 as compared to the six month period ended June 29, 2024. The decrease in cash used was primarily due to the acquisition of T.M.C. during May of 2024.
Net cash used in financing activities
Net cash used in financing activities increased by $12.1 for the six month period ended June 28, 2025 as compared to the six month period ended June 29, 2024. This increase in cash usage was primarily driven from a voluntary prepayment of the first lien term loan of $40.0 in the six month period ended June 28, 2025, partially offset by a reduction in share repurchase activity of $10.2 in the period ended June 28, 2025 compared to the period ended June 29, 2024.
Capital allocation strategy
We continually assess our capital allocation strategy, including decisions relating to M&A, dividends, stock repurchases, capital expenditures, and debt pay-downs. The timing, declaration, and payment of future dividends, if any, falls within the discretion of our Board of Directors and will depend upon many factors, including, but not limited to, our financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.

Non-GAAP Financial Measures
We use measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. Non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by Janus to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. EBITDA is earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
We present adjusted EBITDA which is a non-GAAP financial performance measure, which excludes from reported GAAP results, the impact of items consisting of restructuring, acquisition related activities, impairment and loss on extinguishment and modification of debt, and other non-recurring charges. We believe such items are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies.
Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as net income excluding interest expense, income taxes, depreciation expense, amortization, acquisition related expense, and other non-recurring items.
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
The following tables present a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Net income	$20.7	$27.6	$(6.9)	(25.0)%
Interest, net	9.1	13.0	(3.9)	(30.0)%
Income taxes	6.4	9.5	(3.1)	(32.6)%
Depreciation	3.0	3.0	—	—%
Amortization	8.2	8.0	0.2	2.5%
EBITDA*	$47.4	$61.1	$(13.7)	(22.4)%
Restructuring charges (1)	0.8	0.3	0.5	166.7%
Acquisition expense (2)	0.8	1.4	(0.6)	(42.9)%
Loss on extinguishment and modification of debt (3)	—	1.7	(1.7)	(100.0)%
Adjusted EBITDA*	$49.0	$64.5	$(15.5)	(24.0)%

	Six Months Ended		Variance
(dollar amounts in millions)	June 28, 2025	June 29, 2024	$	%
Net income	$31.5	$58.3	$(26.8)	(46.0)%
Interest, net	19.3	27.3	(8.0)	(29.3)%
Income taxes	11.0	20.0	(9.0)	(45.0)%
Depreciation	5.9	5.9	—	—%
Amortization	16.5	15.5	1.0	6.5%
EBITDA*	$84.2	$127.0	$(42.8)	(33.7)%
Restructuring charges (1)	1.2	0.7	0.5	71.4%
Acquisition expense (2)	1.7	1.4	0.3	21.4%
Loss on extinguishment and modification of debt (3)	—	1.7	(1.7)	(100.0)%
Other	0.3	—	0.3	—%
Adjusted EBITDA*	$87.4	$130.8	$(43.4)	(33.2)%

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
In determining our credit ratings, the rating agencies consider a number of quantitative factors, including, but not limited to, debt to total capitalization, operating cash flow relative to outstanding debt, and operating cash flow coverage of interest. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, and the quality of our management and business strategy.
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of June 28, 2025, our outlook and current debt ratings are as follows:

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
Contractual Obligations
Summarized below are our contractual obligations as of June 28, 2025 and their expected impact on our liquidity and cash flows in future periods (dollar amounts in millions):

	Total	2025	2026-2027	2028-2029	Thereafter
Debt obligations	$555.5	$4.5	$12.0	$12.0	$527.0
Finance lease obligations	3.6	0.9	2.2	0.5	—
Unconditional purchase obligations	11.9	7.9	3.9	0.1	—
Operating lease obligations	60.3	3.5	13.3	11.6	31.9
Total	$631.3	$16.8	$31.4	$24.2	$558.9
Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First Lien Term Loan has a maturity date of August 3, 2030. (See Note 10, Long-Term Debt, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).
Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of thirteen real property leases with expiration dates ranging from 2029 – 2036. Finance and operating lease obligations are presented net of imputed interest. (See Note 5, Leases, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of future lease payments).
Unconditional purchase obligations consist of supply contracts that relate to fixed price arrangements as well as multi-year software contracts. As we continue to analyze the impact of previously announced and threatened tariffs as well as potential mitigation strategies, we may look to renegotiate certain fixed pricing arrangements or enter into more favorable fixed pricing arrangements to offset fluctuations in prices for raw materials.

The table above does not include $4.8 in estimated warranty liabilities because it is not certain when or if these liabilities will be funded.
In addition to the contractual obligations and commitments listed and described above, we also had another commitment for which we are contingently liable as of June 28, 2025 and December 28, 2024 consisting of an outstanding letter of credit of $0.4.

Critical Accounting Estimates
For the critical accounting estimates used in preparing our Unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, results from operations, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our critical accounting estimates requiring significant judgment that could materially impact the results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2024. Since the date of our most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions.
Recently Issued Accounting Standards
See Note 2 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our day-to-day operations. Except as described below, there have been no material changes in exposures to market risk since December 28, 2024. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
Tariff Risk
Certain components, raw materials, and commodities we use are subject to tariffs. There remains uncertainty on how recently enacted tariffs and potential future tariffs may affect the price of these raw materials and commodities long term. We are continuously assessing potential supply chain vulnerability and implementing strategies to mitigate potential tariff impacts. We are also utilizing domestic suppliers where possible to reduce supply chain and cost risks. Additionally, we continue to explore alternative supply sources and evaluate shifts in demand. See Part II – Item 1A. Risk Factors – “Changes in U.S. trade policy and the imposition of tariffs may have a material adverse impact on our business and results of operations” for a further discussion on tariff risks.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions, and cannot provide absolute assurance that its objectives will be met. We continue to refine and assess our overall control environment.

PART II- -OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 18 to the Unaudited Condensed Consolidated Financial Statements, in this Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.
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
The tariff policy environment has been and is expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. While we source most of our raw materials domestically in the U.S., we source certain components from foreign suppliers. Therefore, tariffs or other trade restrictions could increase the cost of certain products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on such products, which in turn could have an adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the six month period ended June 28, 2025:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
December 29, 2024 - January 25, 2025	—	$—	—	$—
January 26, 2025 - February 22, 2025	—	—	—	—
February 23, 2025 - March 29, 2025	621,643	8.02	621,643	16.3
March 30, 2025 - April 26, 2025	—	—	—	—
April 27, 2025 - May 24, 2025	569,766	8.22	1,191,409	86.6
May 25, 2025 - June 28, 2025	651,906	8.11	1,843,315	81.3
Total	1,843,315	$8.13	1,843,315	$81.3
(1)On February 28, 2024, we announced that the Board of Directors authorized a share repurchase program, pursuant to which we are authorized to purchase up to $100.0 of our common stock. On May 15, 2025, we announced that the Board of Directors increased the share repurchase program authorization by an additional $75.0 of our common stock. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time. There were 1,843,315 shares repurchased as part of our publicly announced share repurchase program during the six month period ended June 28, 2025.
(2)The share price paid per share is exclusive of $0.1 for the six month period ended June 28, 2025 of commission and excise taxes associated with the share repurchase transactions.
The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Equity Trading Plan Elections
(c) Certain executive officers and directors of the Company may execute purchases and sales of our common stock through 10b5-1 and non-Rule 10b5-1 equity trading plans.
During the three month period ended June 28, 2025, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of Janus International Group, Inc., filed with the Secretary of State of Delaware on June 17, 2025 (incorporated by reference to Exhibit 3.1 to Janus International Group, Inc.’s Form 8-K filed on June 17, 2025).

3.2
Amended and Restated Bylaws of Janus International Group, Inc., adopted as of January 31, 2024 (incorporated by reference to Exhibit 3.1 to Janus International Group, Inc.’s Form 8-K filed on February 1, 2024).

10.1*+	Offer Letter for Jason Williams, dated April 25, 2025.
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
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	August 7, 2025	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer