Form 10-Q
period 2025-09-27
Janus International Group, Inc.
filed 2025-11-06
CIK 1839839

,392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025

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
______________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, 138,825,392 shares of the Registrant’s common stock were outstanding.

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

In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would”, “will” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(amounts in millions, except share and per share data - Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$178.9	$149.3
Accounts receivable, less allowance for credit losses of $12.4 and $18.1 as of September 27, 2025 and December 28, 2024, respectively	114.7	136.5
Contract assets	28.1	23.2
Inventories	63.0	53.3
Prepaid expenses	8.6	7.2
Other current assets	20.5	16.0
Total current assets	$413.8	$385.5
Property, plant, and equipment, net	68.5	56.8
Right-of-use assets, net	57.6	59.7
Intangible assets, net	350.0	373.5
Goodwill	383.8	383.1
Deferred tax assets, net	21.6	36.9
Other assets	5.2	5.8
Total assets	$1,300.5	$1,301.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55.9	$53.9
Contract liabilities	15.4	17.9
Current maturities of long-term debt	8.7	8.8
Accrued expenses and other current liabilities	56.7	56.2
Total current liabilities	$136.7	$136.8
Long-term debt, net	540.3	583.2
Deferred tax liabilities, net	3.8	1.7
Other long-term liabilities	58.9	60.8
Total liabilities	$739.7	$782.5
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 148,373,063 and 147,280,524 shares issued as of September 27, 2025 and December 28, 2024, respectively	$—	$—
Treasury stock, at cost, 9,562,027 and 7,276,549 shares as of September 27, 2025 and December 28, 2024, respectively	(100.3)	(81.4)
Additional paid in capital	311.6	299.7
Accumulated other comprehensive loss	(1.5)	(3.8)
Retained earnings	351.0	304.3
Total stockholders’ equity	$560.8	$518.8
Total liabilities and stockholders’ equity	$1,300.5	$1,301.3

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in millions, except share and per share data - Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

REVENUES
Product revenues	$174.2	$175.9	$518.6	$596.8
Service revenues	45.1	54.2	139.3	136.2
Total revenues	$219.3	$230.1	$657.9	$733.0
Product cost of revenues	103.7	102.6	300.5	332.5
Service cost of revenues	29.9	36.3	96.6	89.9
Cost of revenues	$133.6	$138.9	$397.1	$422.4
GROSS PROFIT	$85.7	$91.2	$260.8	$310.6
OPERATING EXPENSES
Selling and marketing	17.2	17.1	50.8	51.8
General and administrative	39.1	44.6	119.3	122.2
Impairment	—	2.8	—	2.8
Operating expenses	$56.3	$64.5	$170.1	$176.8
INCOME FROM OPERATIONS	$29.4	$26.7	$90.7	$133.8
Interest expense, net	(8.7)	(11.6)	(28.0)	(38.9)
Loss on extinguishment and modification of debt	—	—	—	(1.7)
Other income	0.6	—	1.1	0.2
Other Expense, Net	$(8.1)	$(11.6)	$(26.9)	$(40.4)
INCOME BEFORE TAXES	$21.3	$15.1	$63.8	$93.4
Provision for income taxes	6.1	3.3	17.1	23.3
NET INCOME	$15.2	$11.8	$46.7	$70.1
Other comprehensive (loss) income	(0.7)	2.2	2.3	1.8
COMPREHENSIVE INCOME	$14.5	$14.0	$49.0	$71.9
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	138,869,081	143,666,406	139,490,841	145,376,074
Diluted	139,435,378	144,281,252	139,903,321	145,920,863
Net income per share, basic and diluted (Note 15)
Basic	$0.11	$0.08	$0.33	$0.48
Diluted	$0.11	$0.08	$0.33	$0.48

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of 0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2024	—	$—	140,003,975	$—	7,276,549	$(81.4)	$299.7	$(3.8)	$304.3	$518.8
Repurchase of common shares	—	—	(621,643)	—	621,643	(5.1)	—	—	—	(5.1)
Issuance of restricted units	—	—	884,054	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(331,819)	—	331,819	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	—	—	—	—	4.0	—	—	4.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.9	—	0.9
Net income	—	—	—	—	—	—	—	—	10.8	10.8
Balance as of March 29, 2025	—	$—	139,934,567	$—	8,230,011	$(89.1)	$303.7	$(2.9)	$315.1	$526.8
Repurchase of common shares	—	—	(1,221,672)	—	1,221,672	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	165,257	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(14,356)	—	14,356	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	—	—	4.4	—	—	4.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.1	—	2.1
Net income	—	—	—	—	—	—	—	—	20.7	20.7
Balance as of June 28, 2025	—	$—	138,863,796	$—	9,466,039	$(99.3)	$308.1	$(0.8)	$335.8	$543.8
Repurchase of common shares	—	—	(81,927)	—	81,927	(0.8)	—	—	—	(0.8)
Issuance of restricted units	—	—	43,228	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(14,061)	—	14,061	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	3.5	—	—	3.5
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	—	—	—	15.2	15.2
Balance as of September 27, 2025	—	$—	138,811,036	$—	9,562,027	$(100.3)	$311.6	$(1.5)	$351.0	$560.8

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of 0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
Repurchase of common shares	—	—	(1,019,889)	—	1,019,889	(15.3)	—	—	—	(15.3)
Issuance of restricted units	—	—	163,309	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(57,696)	—	57,696	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	—	—	—	—	30.7	30.7
Balance as of March 30, 2024	—	$—	145,947,213	$—	1,111,882	$(16.6)	$290.9	$(3.5)	$264.6	$535.4
Repurchase of common shares	—	—	(753,667)	—	753,667	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	133,774	—	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	—	—	2,069	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(20,679)	—	20,679	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	3.4	—	—	3.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.2	—	0.2
Net income	—	—	—	—	—	—	—	—	27.6	27.6
Balance as of June 29, 2024	—	$—	145,308,710	$—	1,886,228	$(26.9)	$294.3	$(3.3)	$292.2	$556.3
Repurchase of common shares	—	—	(4,265,363)	—	4,265,363	(45.5)	—	—	—	(45.5)
Issuance of restricted units	—	—	39,934	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(8,988)	—	8,988	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.2	—	2.2
Net income	—	—	—	—	—	—	—	—	11.8	11.8
Balance as of Balance as of September 28, 2024	—	$—	141,074,293	$—	6,160,579	$(72.5)	$296.2	$(1.1)	$304.0	$526.6
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows provided by operating activities
Net income	$46.7	$70.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant, and equipment	9.1	8.9
Noncash lease expense	5.8	5.6
Provision for inventory obsolescence	1.3	0.2
Amortization of intangibles	24.8	23.7
Deferred finance fee amortization	2.1	1.9
Provision for expected losses on accounts receivable	0.4	8.6
Share-based compensation	11.9	7.2
Impairment	—	2.8
Gain on equity method investment	(0.1)	—
Deferred income taxes, net	17.4	7.9
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	21.3	7.3
Contract assets	(4.5)	24.5
Inventories	(10.4)	(5.7)
Prepaid expenses and other current assets	(6.8)	(13.3)
Other assets	0.7	0.4
Accounts payable	1.1	(8.6)
Contract liabilities	(3.0)	(6.3)
Accrued expenses and other current liabilities	2.0	(27.5)
Other long-term liabilities	(5.1)	(5.1)
Net cash provided by operating activities	$114.7	$102.6
Cash flows used in investing activities
Purchases of property, plant, and equipment	$(19.9)	$(14.0)
Cash paid for acquisition, net of cash acquired	(0.1)	(59.4)
Payment for equity method investment	—	(2.5)
Net cash used in investing activities	$(20.0)	$(75.9)
Cash flows used in financing activities
Principal payments on long-term debt	$(44.5)	$(23.4)
Repurchase of common stock	(15.9)	(70.2)
Cash paid for common stock withheld for taxes	(2.8)	(1.2)
Principal payments on finance lease obligations	(1.6)	(1.4)
Excise taxes paid for repurchase of common stock	(0.8)	—
Payments for deferred financing fees	—	(0.2)
Net cash used in financing activities	$(65.6)	$(96.4)
Effect of exchange rate changes on cash and cash equivalents	$0.5	$0.1
Net increase (decrease) in cash	$29.6	$(69.6)
Cash, beginning of period	$149.3	$171.7
Cash, end of period	$178.9	$102.1

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Supplemental cash flow information
Interest paid	$30.0	$47.5
Income taxes paid	$6.4	$26.5
Cash paid for operating leases included in operating activities	$7.6	$6.6
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$2.3	$4.2
Right-of-use assets obtained in exchange for finance lease obligations	$1.2	$1.6
RSU shares withheld included in accrued employee taxes	$0.3	$0.1
Excise taxes from common share repurchase included in accrued expenses	$0.2	$0.7
Purchases of property, plant, and equipment in accounts payable	$0.3	$0.2

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

We are headquartered in Temple, Georgia, with operations in the United States of America (“United States” or “U.S.”), United Kingdom (“U.K.”), Australia, France, Canada, and Poland. Janus International Group, Inc. is a holding company with no operations other than global management of certain operating entities, including Janus International Group, LLC. Each of Janus Intermediate Holdco, Inc., Janus Midco, LLC, and Janus Intermediate, LLC are holding companies with no other operations, cash flows, material assets, or liabilities other than the equity interests held in Janus International Group, LLC. We provide products and services through our two operating and reportable segments, which are based on the geographic region of our operations: (i) Janus North America and (ii) Janus International. Our Janus North America segment is comprised of Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), U.S. Door & Building Components, LLC (“U.S. Door”), Janus Door, LLC (“Janus Door”) Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). Our Janus International segment is comprised of Janus International Europe Holdings Ltd. (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”), whose production and sales are largely in Europe, the U.K,. and Australia. Our common stock currently trades on the New York Stock Exchange under the symbol “JBI”.

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

For the nine month period ended September 28, 2024, we recorded a $2.5 out of period adjustment as a reduction in service cost of revenues with an offset to accounts payable, to adjust estimated contract costs to actual costs incurred on installation projects which were completed during the years 2017 to 2023. No adjustments were recorded for the three month period ended September 28, 2024.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
compensation arrangements, the useful lives of property, plant, and equipment, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill.

Significant Accounting Policies

Our significant accounting policies have not changed materially from those described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Cash and Cash Equivalents

Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. Interest income on cash equivalents is offset against interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income was $1.6 and $0.8 for the three month periods ended September 27, 2025 and September 28, 2024, respectively, and $3.9 and $1.2 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively.

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

The activity for the allowance for credit losses during the nine month periods ended September 27, 2025 and September 28, 2024 is as follows:

(dollar amounts in millions)
Balance at December 28, 2024	$18.1
Write-offs	(6.1)
Provision for expected credit losses on accounts receivable	0.4
Balance at September 27, 2025	$12.4

(dollar amounts in millions)
Balance at December 30, 2023	$3.6
Write-offs	(0.3)
Provision for expected credit losses on accounts receivable	8.6
Balance at September 28, 2024	$11.9

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

The activity related to product warranty liabilities recorded in accrued expenses and other current liabilities during the nine month periods ended September 27, 2025 and September 28, 2024, is as follows:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)
Balance at December 28, 2024	$4.8
Incremental warranty provision	0.4
Warranty charges incurred	(0.3)
Balance at September 27, 2025	$4.9

Balance at December 30, 2023	$2.3
Incremental warranty provision	—
Warranty charges incurred	—
Balance at September 28, 2024	$2.3

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

The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of our debt is estimated using fair value-based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. Our debt approximates its carrying amount as of September 27, 2025 and December 28, 2024 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 9 and 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of our debt). Cash equivalents are highly liquid investments purchased three months or less from maturity.

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

As of September 27, 2025 and September 28, 2024 , there were no customers that represented more than 10% of accounts receivable or more than 10% of revenues. As of September 27, 2025, the Company had one vendor that accounted for 17% of all raw material and finished goods purchases. This vendor provides raw materials to the Company which can be sourced by alternative vendors should the need arise. There was one vendor that represented more than 10% of all raw material and finished goods purchases as of September 28, 2024.

Segments

We manage our operations through two operating and reportable segments: Janus North America and Janus International. These segments align our products and service offerings based on the geographic location between North America and International locations, which is consistent with how our Chief Operating Decision Maker (“CODM”) reviews and evaluates our operations. The CODM allocates resources and evaluates the financial performance of each operating segment. Our segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 17, Segments Information, for further details.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for annual periods beginning after December 15, 2024. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

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

3. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs (that approximate actual cost) determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced are capitalized into inventories. The major components of inventories are as follows for the periods presented:

(dollar amounts in millions)	September 27, 2025	December 28, 2024
Raw materials	$50.0	$40.3
Work-in-process	0.2	0.4
Finished goods	12.8	12.6
Inventories	$63.0	$53.3

4. Property, Plant, and Equipment

Property, plant, and equipment are as follows for the periods presented:

(dollar amounts in millions)	Useful Life	September 27, 2025	December 28, 2024
Land	Indefinite	$3.4	$3.4
Building	39 years	6.1	—
Manufacturing machinery and equipment	3-7 years	65.7	50.6
Leasehold improvements	Over the shorter of the lease term or respective useful life	15.3	12.9
Computer and software	3 years	16.4	16.3
Furniture and fixtures, and vehicles	3-7 years	6.9	5.9
Construction in progress		8.4	12.8
Total property, plant, and equipment		$122.2	$101.9
Less: accumulated depreciation		(53.7)	(45.1)
Property, plant, and equipment, net		$68.5	$56.8

Depreciation expense included in cost of revenues, was approximately $2.3 and $2.0 for the three month periods ended September 27, 2025 and September 28, 2024, respectively, and $6.4 and $5.7 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively. Depreciation expense included in operating expenses was $0.9 and $1.0 for the three month periods ended September 27, 2025 and September 28, 2024, respectively and $2.7 and $3.2 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The components of right-of-use assets and lease liabilities were as follows for the periods presented:

(dollar amounts in millions)	Balance Sheet Classification	September 27, 2025	December 28, 2024
Assets:
Operating lease assets	Right-of-use assets, net	$54.3	$56.3
Finance lease assets	Right-of-use assets, net	3.3	3.4
Total leased assets		$57.6	$59.7
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$6.0	$5.4
Financing	Current maturities of long-term debt	1.2	1.3
Noncurrent:
Operating	Other long-term liabilities	$54.1	$56.2
Financing	Long-term debt	1.8	2.1
Total lease liabilities		$63.1	$65.0

The components of lease expense were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$2.8	$2.6	$7.9	$7.5
Variable lease cost	0.4	0.3	0.5	0.6
Short-term lease cost	0.7	—	0.8	0.6
Finance lease cost:
Amortization of right-of-use assets	0.1	0.4	1.3	1.0
Interest on lease liabilities	0.1	0.1	0.2	0.2
Total lease cost	$4.1	$3.4	$10.7	$9.9

Other information related to leases was as follows for the periods presented:

	September 27, 2025	December 28, 2024
Weighted Average Remaining Lease Term (in years)
Operating Leases	12.0	12.6
Finance Leases	2.6	2.9
Weighted Average Discount Rate
Operating Leases	7.4%	7.4%
Finance Leases	7.3%	7.9%

As of September 27, 2025, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2025	$2.6
2026	10.5
2027	9.4
2028	9.1
2029	8.0
Thereafter	54.2
Total future lease payments	$93.8
Less: imputed interest	(33.7)
Present value of future lease payments	$60.1

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 27, 2025, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2025	$0.4
2026	1.2
2027	1.0
2028	0.5
2029	0.2
Thereafter	—
Total future lease payments	$3.3
Less: imputed interest	(0.3)
Present value of future lease payments	$3.0

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Results of Acquired Operations

The results of the acquired operations of Terminal Door have been included in our Unaudited Condensed Consolidated Financial Statements since the acquisition date of May 17, 2024.

For the period from December 29, 2024 through May 17, 2025, Terminal Door contributed revenues of $7.3 and net income of $0.8, respectively. For the three month period ended September 28, 2024, Terminal Door contributed revenues of $13.7 and net income of $2.4. For the period from May 17, 2024 through September 28, 2024, Terminal Door contributed revenues of $17.7 and net income of $2.9.

7. Acquired Intangible Assets and Goodwill

Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets are as follows for the periods presented:

			September 27, 2025				December 28, 2024
(dollar amounts in millions)	Original Useful Life (years)	Remaining Weighted-Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Customer relationships	5-15	7.9	$447.8	$207.0	$—	$240.8	$446.8	$184.0	$—	$262.8
Tradenames and trademarks	Indefinite	Indefinite	107.8	—	12.0	95.8	107.5	—	12.0	95.5
Tradenames and trademarks	5	3.6	1.7	0.5	—	1.2	1.7	0.2	—	1.5
Software development	10-15	7.4	20.3	10.1	—	10.2	20.3	9.0	—	11.3
Non-compete agreements	3-8	3.4	3.0	1.0	—	2.0	3.0	0.6	—	2.4
Total intangible assets			$580.6	$218.6	$12.0	$350.0	$579.3	$193.8	$12.0	$373.5

Changes in the gross carrying amount of recognized intangible assets are due to translation adjustments include a gain of $0.9 and a loss of $0.3 for the periods ended September 27, 2025 and December 28, 2024, respectively. The amortization of intangible assets is included in general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization expense was approximately $8.3 and $8.2 for the three month periods ended September 27, 2025 and September 28, 2024, respectively, and was approximately $24.8 and $23.7 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Goodwill

The changes in the carrying amounts of goodwill are as follows for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of December 28, 2024	$371.8	$11.3	$383.1
Foreign Currency Translation Adjustment	—	0.7	0.7
Balance as of September 27, 2025	$371.8	$12.0	$383.8

8. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities are summarized as follows for the periods presented:

(dollar amounts in millions)	September 27, 2025	December 28, 2024
Customer deposits	$16.1	$17.4
Employee compensation	13.4	13.7
Current operating lease liabilities	6.0	5.4
Product warranties	4.9	4.8
Sales tax payable	3.3	3.9
Interest payable	3.2	3.5
Income tax payable	1.0	0.3
Other liabilities(1)	8.8	7.2
Total accrued expenses and other current liabilities	$56.7	$56.2
(1)Other liabilities as of September 27, 2025 and December 28, 2024 consists of property tax, credit card, and various other accruals.

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

The interest rate on the facility is based on a base rate, unless we choose an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement). If the Adjusted Term SOFR Rate is elected, the interest rate is equal to the Adjusted Term SOFR Rate, which includes a 10 basis points flat CSA, plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on the Average Excess Availability (as defined in the 2023 LOC Agreement). As of September 27, 2025, the SOFR Margin Rate was 1.50%. As of September 27, 2025 and December 28, 2024, the interest rate in effect for the facility was 5.80% and 5.92%, respectively. The line of credit is collateralized by accounts receivable and inventories. We accrue an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC Agreement.

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

Amortization of approximately $0.1 was recognized for the three month periods ended September 27, 2025 and September 28, 2024, respectively, and $0.2 was recognized for the nine month periods ended September 27, 2025 and September 28, 2024, respectively. The unamortized portion of the fees as of September 27, 2025 and December 28, 2024, was approximately $0.7 and $0.9, respectively. There were no borrowings outstanding on the line of credit as of September 27, 2025 and December 28, 2024.

As of September 27, 2025, and December 28, 2024, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. As of September 27, 2025, and December 28, 2024, our borrowing base capacity was approximately $77.3 and $82.4, respectively.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Long-Term Debt

Long-term debt consists of the following for the periods presented:

(dollar amounts in millions)	September 27, 2025	December 28, 2024
Note payable - First Lien	$554.0	$598.5
Financing leases	3.0	3.4
	$557.0	$601.9
Less: unamortized deferred finance fees	8.0	9.9
Less: current maturities	8.7	8.8
Total long-term debt	$540.3	$583.2

Notes Payable - First Lien - As a result of a credit rating upgrade in March 2024, the First Lien term loan allowed the previous applicable margin rate to decrease from 3.25% to 3.00%. On April 18, 2024, we made a voluntary prepayment of $21.9 toward the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”).

On April 30, 2024, we completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, we are no longer subject to a CSA rate of 0.10%. Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt was secured by substantially all of our business assets. There are no prepayment penalties if we make voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of September 27, 2025 was 6.70%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%. The Repricing Amendment was accounted for in accordance with ASC 470-50, Debt - “Modification and Extinguishment”. The First Lien Term Loan consists of a syndicate of lenders which were evaluated, for accounting purposes, as individual lenders. Certain lenders exited the Term Loan credit facility, which resulted in extinguishment accounting.

As a result, we wrote off an immaterial portion of unamortized debt financing costs associated with the First Lien Term Loan prior to the Repricing Agreement, that was deemed extinguished and recognized within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. In conjunction with the Repricing Amendment, during the three and nine month periods ended September 28, 2024, we incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs, and were expensed within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

During the nine months ended September 27, 2025, we made a voluntary prepayment of $40.0 on the Repricing Amendment. We used cash on hand to make the voluntary prepayment. As a result of the prepayment, we expensed an additional $0.6 of the unamortized debt issuance costs that were being amortized over the expected life of the borrowing.

Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $0.4 and $1.9 was recognized for the three and nine month periods ended September 27, 2025, respectively, as a component of interest expense. Amortization of approximately $0.5 and $1.8 was recognized for the three and nine month periods ended September 28, 2024, respectively, as a component of interest expense. These amounts are inclusive of the additional costs affiliated with voluntary prepayment of principal balances.

11. Equity Compensation

2021 Omnibus Incentive Plan

We maintain our 2021 Omnibus Incentive Plan (the “Plan”) under which we grant share-based awards to eligible directors, officers and employees in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and our stockholders. The Plan allows us to issue and grant 15,125,000 shares.

We measure compensation expense for share-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). During the nine month period ended September 27, 2025, we granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of our common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur, any unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”).

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In connection with the equity awards, the share-based compensation expense was $3.5 and $1.9 for the three month periods ended September 27, 2025 and September 28, 2024, respectively, and $11.9 and $7.2 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively. The income tax benefit from share-based compensation was $0.4 for the three month periods ended September 27, 2025 and September 28, 2024 respectively, and $1.3 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively.

Restricted Stock Unit Grants

RSUs are subject to a vesting period between one and four years. RSU activity for the nine month period ended September 27, 2025 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 28, 2024	1,950,107	$13.10
Granted	1,018,795	8.44
Vested	(607,831)	12.90
Forfeited	(154,402)	10.01
Unvested, outstanding at September 27, 2025	2,206,669	$11.25

Share-based compensation expense for RSUs is recognized straight-line over the respective vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense related to the above awards was approximately $3.1 and $2.9 for the three month periods ended September 27, 2025 and September 28, 2024, respectively, and $9.5 and $6.5 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively. As of September 27, 2025, there was an aggregate of $15.6 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 1.5 years.

Performance-based Restricted Stock Unit Grants

PSU awards are based on the satisfaction of the Company’s three-year cumulative financial targets. The number of PSUs that can be earned range from 0% and 200% of the original target number of PSUs. PSUs are subject to a two-year or three-year performance cliff-vesting period.

PSUs activity for the nine month period ended September 27, 2025 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 28, 2024	1,273,451	$9.85
Granted	390,136	8.84
Incremental units granted based on performance	242,353	9.40
Vested	(484,708)	9.40
Forfeited	(33,411)	11.22
Unvested, outstanding at September 27, 2025(1)	1,387,821	$9.61
(1)This number includes 431,355 performance stock units, which are projected to payout at 0% due to performance results from previously-granted PSU awards.

Share-based compensation expense for PSUs is recognized straight line over the requisite vesting period, reduced for actual forfeitures, and included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. Total compensation expense (benefit) related to the PSUs was approximately $0.2 and $(1.1) for the three month periods ended September 27, 2025 and September 28, 2024, respectively, and $2.1 and $0.2 for the nine month periods ended September 27, 2025 and September 28, 2024, respectively. As of September 27, 2025, there was an aggregate of $4.3 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted average period of 1.5 years.

The above table represents PSUs assuming 100% of target payout at the time of the grant for the unvested units. The incremental units in the above table represent a 200% target payout based on achievement of certain performance metrics related to the 2022 PSU grants.

12. Restructuring

During fiscal year 2024, we initiated a multi-phase restructuring plan to improve our operational efficiencies to support our corporate strategy. We incur costs associated with restructuring initiatives intended to improve operating performance, profitability, and efficiency of business

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Our restructuring expenses are comprised of the following for the periods presented:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Severance and termination benefits	$1.1	$0.4	$2.2	$1.0
Legal, consulting, and other costs	—	—	0.1	0.1
Total restructuring charges	$1.1	$0.4	$2.3	$1.1

The following tables summarize the changes in the accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at December 28, 2024	$0.3
Restructuring charges	2.3
Payments	(1.8)
Balance at September 27, 2025	$0.8

(dollar amounts in millions)
Balance at December 30, 2023	$—
Restructuring charges	1.1
Payments	(0.6)
Balance at September 28, 2024	$0.5

13. Revenue Recognition

Contract balances as of September 27, 2025 and December 28, 2024 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at September 27, 2025	$20.1
Unbilled receivables at September 27, 2025	8.0
Contract assets at September 27, 2025	$28.1

Revenues in excess of billings at December 28, 2024	$16.2
Unbilled receivables at December 28, 2024	7.0
Contract assets at December 28, 2024	$23.2

Contract liabilities at September 27, 2025	$15.4
Contract liabilities at December 28, 2024	$17.9

During the three and nine month periods ended September 27, 2025, we recognized revenue of approximately $2.0 and $14.6, respectively, related to contract liabilities at December 28, 2024.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue

The principal categories we use to disaggregate revenues are by timing and sales channel of revenue recognition. The following disaggregation of revenues depicts our reportable segment revenues by timing and sales channel of revenue recognition for the periods presented:

Revenue by Timing of Revenue Recognition

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
Reportable segments by timing of revenue recognition	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Janus North America
Product revenues transferred at a point in time	$143.6	$141.9	$436.8	$484.8
Product revenues transferred over time	15.9	22.6	41.9	81.9
Service revenues transferred over time	32.3	44.6	104.1	113.6
	$191.8	$209.1	$582.8	$680.3
Janus International
Product revenues transferred at a point in time	$15.5	$11.8	$42.7	$31.5
Service revenues transferred over time	12.8	9.5	35.2	22.6
	$28.3	$21.3	$77.9	$54.1
Eliminations	(0.8)	(0.3)	(2.8)	(1.4)
Total revenue	$219.3	$230.1	$657.9	$733.0

Revenue by Sales Channel

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
Reportable Segments by Sales Channel Revenue Recognition	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Janus North America
Self storage - new construction	$72.3	$74.0	$204.9	$273.7
Self storage - R3	54.0	53.8	162.0	180.8
Commercial and Others	65.5	81.3	215.9	225.8
	$191.8	$209.1	$582.8	$680.3
Janus International
Self storage - new construction	$25.0	$18.2	$70.0	$45.8
Self storage - R3	3.3	3.1	7.9	8.3
	$28.3	$21.3	$77.9	$54.1
Eliminations	(0.8)	(0.3)	(2.8)	(1.4)
Total revenue	$219.3	$230.1	$657.9	$733.0

14. Income Taxes

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

During the three month periods ended September 27, 2025 and September 28, 2024, we recorded a total income tax provision of approximately $6.1 and $3.3 on pre-tax income of $21.3 and $15.1 resulting in an effective tax rate of 28.6% and 21.9%, respectively. During the nine month periods ended September 27, 2025 and September 28, 2024, we recorded a total income tax provision of approximately $17.1 and $23.3 on pre-tax income of $63.8 and $93.4 resulting in an effective tax rate of 26.8% and 24.9%, respectively. For the three and nine month periods ended September 27, 2025, effective tax rates were primarily impacted by the change in statutory rate differentials, changes in

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
estimated state income tax and apportionment rates, and permanent differences. For the three and nine month periods ended September 28, 2024, effective rates were primarily impacted by state income taxes, statutory rate differentials, and permanent differences.

On July 4, 2025, H.R.1 (commonly referred to as the One Big Beautiful Bill Act or “OB3”) was enacted, reinstating bonus depreciation, accelerating the deduction for research and experimentation expenses previously capitalized and amortized under the Tax Cuts and Jobs Act of 2017 (“TCJA”), and allowing for an increased deduction of interest expense. During the three month period ended September 27, 2025, we reflected the changes to certain timing differences in the current period. The primary impact of OB3 in the current year was a reclassification between deferred income tax and current income tax of approximately $11.5 million with no material impact to the effective tax rate.

15. Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three and nine month periods ended September 27, 2025 and September 28, 2024, dilutive potential common shares include stock options and unvested RSUs. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended		Nine Months Ended
(amounts in millions, except share and per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income attributable to common stockholders	$15.2	$11.8	$46.7	$70.1
Denominator:
Weighted average number of shares:
Basic	138,869,081	143,666,406	139,490,841	145,376,074
Adjustment for dilutive securities	566,297	614,846	412,480	544,789
Diluted	139,435,378	144,281,252	139,903,321	145,920,863
Basic net income per share attributable to common stockholders	$0.11	$0.08	$0.33	$0.48
Diluted net income per share attributable to common stockholders	$0.11	$0.08	$0.33	$0.48

16. Share Repurchase Program

On February 28, 2024, the Board of Directors authorized a share repurchase program, pursuant to which we were authorized to purchase up to $100.0 of our common stock. On May 15, 2025, the Board of Directors authorized an incremental increase of $75.0 to our share repurchase program. The repurchase authorization does not have an expiration date and may be terminated by the Board of Directors at any time. As of September 27, 2025, there is $80.5 remaining under the share repurchase program.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the periods presented:

	Three Months Ended		Nine Months Ended
(amounts in millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Number of shares repurchased	81,927	4,265,363	1,925,242	6,038,919
Share repurchase cost (including excise taxes)	$0.8	$45.5	$16.0	$70.9

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
17. Segments Information

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents segment revenue, gross profit, and adjusted EBITDA for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended September 27, 2025
Revenues	$191.8	$28.3	$(0.8)	$219.3
Cost of revenues	113.5	20.9	(0.8)	133.6
Gross profit	$78.3	$7.4	$—	$85.7
Other segment items (1)	(37.4)	(4.7)	—	(42.1)
Adjusted EBITDA*	$40.9	$2.7	$—	$43.6

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended September 28, 2024
Revenues	$209.1	$21.3	$(0.3)	$230.1
Cost of revenues	123.4	15.8	(0.3)	138.9
Gross profit	$85.7	$5.5	$—	$91.2
Other segment items (1)	(43.8)	(4.3)	—	(48.1)
Adjusted EBITDA*	$41.9	$1.2	$—	$43.1

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Nine months ended September 27, 2025
Revenues	$582.8	$77.9	$(2.8)	$657.9
Cost of revenues	341.8	58.1	(2.8)	397.1
Gross profit	$241.0	$19.8	$—	$260.8
Other segment items (1)	(118.4)	(11.4)	—	(129.8)
Adjusted EBITDA*	$122.6	$8.4	$—	$131.0

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Nine months ended September 28, 2024
Revenues	$680.3	$54.1	$(1.4)	$733.0
Cost of revenues	383.6	40.2	(1.4)	422.4
Gross profit	$296.7	$13.9	$—	$310.6
Other segment items (1)	(125.9)	(10.8)	—	(136.7)
Adjusted EBITDA*	$170.8	$3.1	$—	$173.9
(1)Other segment items included in Adjusted EBITDA primarily include selling and marketing expense and general and administrative expense.
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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents a reconciliation of reportable segment net income to adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Consolidated reconciliation
Net income	$15.2	$11.8	$46.7	$70.1
Interest, net	8.7	11.6	28.0	38.9
Income taxes	6.1	3.3	17.1	23.3
Depreciation and amortization	11.5	11.2	33.9	32.6
Restructuring & other Adjusted EBITDA adjustments	2.1	5.2	5.3	9.0
Adjusted EBITDA*	$43.6	$43.1	$131.0	$173.9
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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Segment information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation expense - cost of revenues
Janus North America	$2.0	$1.8	$5.5	$5.1
Janus International	0.3	0.2	0.9	0.6
Consolidated depreciation expense - cost of revenues	$2.3	$2.0	$6.4	$5.7
Depreciation expense - operating expenses
Janus North America	$0.8	$0.9	$2.4	$2.9
Janus International	0.1	0.1	0.3	0.3
Consolidated depreciation expense - operating expenses	$0.9	$1.0	$2.7	$3.2
Amortization of intangible assets
Janus North America	$8.0	$7.9	$23.9	$22.6
Janus International	0.3	0.3	0.9	1.1
Consolidated amortization expense	$8.3	$8.2	$24.8	$23.7
Purchases of property, plant, and equipment
Janus North America	$6.5	$3.7	$19.4	$11.1
Janus International	0.2	0.2	0.5	3.1
Consolidated purchases of property, plant, and equipment	$6.7	$3.9	$19.9	$14.2

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended September 27, 2025
Product revenues	$159.5	$15.5	$(0.8)	$174.2
Service revenues	32.3	12.8	—	$45.1
Total revenues	$191.8	$28.3	$(0.8)	$219.3
Three months ended September 28, 2024
Product revenues	$164.5	$11.8	$(0.3)	$175.9
Service revenues	44.6	9.5	—	$54.2
Total revenues	$209.1	$21.3	$(0.3)	$230.1

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Nine months ended September 27, 2025
Product revenues	$478.7	$42.7	$(2.8)	$518.6
Service revenues	104.1	35.2	—	$139.3
Total revenues	$582.8	$77.9	$(2.8)	$657.9
Nine months ended September 28, 2024
Product revenues	$566.7	$31.5	$(1.4)	$596.8
Service revenues	113.6	22.6	—	$136.2
Total revenues	$680.3	$54.1	$(1.4)	$733.0

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues by country
United States	$191.3	$209.1	$579.5	$680.3
Other	29.3	21.3	83.3	54.1
Eliminations	(1.3)	(0.3)	(4.9)	(1.4)
Total revenues	$219.3	$230.1	$657.9	$733.0

Segment information as of the periods presented is as follows:

(dollar amounts in millions)	September 27, 2025	December 28, 2024
Identifiable assets
Janus North America	$1,226.4	$1,234.6
Janus International	74.1	66.7
Consolidated identifiable assets	$1,300.5	$1,301.3
Property, plant, and equipment, net
Janus North America	$60.4	$49.0
Janus International	8.1	7.8
Consolidated property, plant, and equipment, net	$68.5	$56.8

(dollar amounts in millions)	September 27, 2025	December 28, 2024
Long-lived assets(1)
United States	$445.7	$459.9
Other	30.4	30.1
Total long-lived assets	$476.1	$490.0
(1)Our long-lived assets consist primarily of intangible assets, net, right-of-use assets, net, and property, plant, and equipment, net.

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

Self-Insurance

Under our workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss workers’ compensation insurance for claims in excess of $0.2 as of both September 27, 2025 and December 28, 2024. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $0.6 and $0.9 as of September 27, 2025, and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Under our health insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss insurance for claims in excess of $0.3 as of both September 27, 2025 and December 28, 2024. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $1.5 and $1.4 as of September 27, 2025 and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

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

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying Unaudited Condensed Consolidated Financial Statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

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
•Results of Operations: This section provides an analysis of our unaudited results of operations for the three and nine month periods ended September 27, 2025 and September 28, 2024.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our unaudited cash flows for the nine month periods ended September 27, 2025 and September 28, 2024. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at September 27, 2025, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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

•Total revenues of $219.3 for the three month period ended September 27, 2025 compared to $230.1 for the three month period ended September 28, 2024.
•Net income of $15.2 for the three month period ended September 27, 2025 compared to $11.8 for the three month period ended September 28, 2024.
•Adjusted EBITDA of $43.6 for the three month period ended September 27, 2025 compared to $43.1 for the three month period ended September 28, 2024.
•Adjusted EBITDA as a percentage of revenues was 19.9% for the three month period ended September 27, 2025 compared to 18.7% for the three month period ended September 28, 2024.
•Cash flows provided by operations of $15.0 were generated for the three month period ended September 27, 2025 compared to $43.0 cash flows provided by operations for the three month period ended September 28, 2024.
•Common stock worth $0.8 was repurchased in the three months ended September 27, 2025, which consisted of 81,927 shares, as part of our share repurchase program. We have $80.5 in remaining capacity under our share repurchase program.

Information regarding use of Adjusted EBITDA — a non-GAAP measure, and a reconciliation to the most comparable GAAP measure, are included in “Non-GAAP Financial Measures.”

Business Segment Information

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.

Janus North America is comprised of nine entities including Corporate, Janus Core, Janus Door, Steel Door Depot, ASTA, NOKE, BETCO, ACT and T.M.C. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represents approximately 85% to 95% of the Company’s revenue.

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

Human Capital

Human capital is one of the main cost drivers of our manufacturing, selling, and administrative processes. As a result, we believe that headcount generally provides reflection of our operational status, indicating whether the business is expanding or contracting. As of September 27, 2025, and September 28, 2024, our headcount was 2,306 employees (including 453 temporary employees) and 2,306 employees (including 375 temporary employees), respectively.

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

We have presented results of operations, including the related discussion and analysis for:

•The thirteen week period ended September 27, 2025 compared to the thirteen week period ended September 28, 2024.
•The thirty-nine week period ended September 27, 2025 compared to the thirty-nine week period ended September 28, 2024.

Components of Results of Operations

Product Revenues. Product revenues represent the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination. Product revenues also include all revenues affiliated with erecting a self-storage facility for our customers, which is recognized over time, over the life of the contract. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels; new construction, R3, and commercial and other.

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

The following tables set forth key performance measures for the three and nine month periods ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Total Revenue	$219.3	$230.1	$(10.8)	(4.7)%
Adjusted EBITDA	$43.6	$43.1	$0.5	1.2%
Adjusted EBITDA (% of revenue)	19.9%	18.7%		1.2%

	Nine Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Total Revenue	$657.9	$733.0	$(75.1)	(10.2)%
Adjusted EBITDA	$131.0	$173.9	$(42.9)	(24.7)%
Adjusted EBITDA (% of revenue)	19.9%	23.7%		(3.8)%

Total revenue decreased by $10.8 or 4.7% for the three month period ended September 27, 2025 compared to the three month period ended September 28, 2024, and decreased by $75.1 or 10.2% for the nine month period ended September 27, 2025 compared to the nine month period ended September 28, 2024. These declines are primarily due to a decrease in revenue for the three and nine month periods ended September 27, 2025 as a result of the continuation of the volume decline associated with uncertainty in the macroeconomic environment and customer liquidity challenges which started late in the second fiscal quarter of 2024.

Adjusted EBITDA increased by $0.5 or 1.2% for the three month period ended September 27, 2025 compared to the three month period ended September 28, 2024. Adjusted EBITDA decreased by $42.9 or 24.7% for the nine month period ended September 27, 2025 compared to the nine month period ended September 28, 2024. The decrease in Adjusted EBITDA in the nine month period ended September 27, 2025 was primarily due to decreased margin from the decreased revenue as noted above, as well as execution of our strategic transformation plan which was put in place during fiscal 2024.

Adjusted EBITDA as a percentage of revenue increased by 1.2% for the three month periods ended September 27, 2025. Adjusted EBITDA as a percentage of revenue decreased by 3.8% for the nine month period ended September 27, 2025. The decrease in Adjusted EBITDA in the nine month period ended September 27, 2025 was primarily due to declines in leverage on fixed costs.

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

We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions, labor and logistics costs, and the competitive environment. In certain cases, realized price increases are less than the announced price increases due to project pricing, competitive reactions, and changing market conditions.

We also offer a wide assortment of products that are differentiated by style, design, and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of revenues and income from operations.

Service revenue is driven by the product revenue and the increase in value-added services, which consists primarily of installation and project management, and third-party security. Janus differentiates itself through on-time delivery, efficient installation, customer service satisfaction, and a reputation for high quality products.

Factors Affecting Growth Through Acquisitions

Our business strategy includes growth through the acquisition of other companies that yield our acceptable internal rate of return. We evaluate companies that we believe will strategically fit into our business and growth objectives, including those that will support our overall strategy of portfolio diversification, geographic expansion, and technological innovation, among other areas of focus. While we seek acquisition opportunities that we believe will augment our business and growth objectives, certain factors could prevent acquisition opportunities from materializing, including target-company availability, relative valuation expectations, and certain due diligence considerations, among other factors.

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

Tariffs and Trade Restrictions

Some of our products, components, and raw materials may be impacted by recent tariff announcements and restrictions on trade. On February 10, 2025, President Trump issued an executive order re-imposing 25% tariffs on steel imports from all sources under Section 232, effective March 12, 2025, ending country and product exemptions. Effective June 4, 2025, the tariffs on steel imports were increased to 50% for all countries other than the U.K. While we cannot fully predict the impact of potential new tariffs on global trade and economic growth, we believe that our regional presence, strong customer relationships, and strategic approach to supplying raw materials for our operations positions us well to manage through these challenges. We actively monitor the regulatory environment and continue to make adjustments whenever necessary. Most of our steel strategically comes from domestic suppliers. We plan to continue to invest in our key strategic growth objectives while closely managing our cost structure and seeking alternative sources of supply to further reduce the impact of tariffs as appropriate. See Part II – Item 1A. Risk Factors – “Changes in U.S. trade policy and the imposition of tariffs may have a material adverse impact on our business and results of operations” for a further discussion on risks associated with tariffs and trade restrictions.

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

Consolidated Results of Operations

For the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024

	Three Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
REVENUES
Product revenues	$174.2	$175.9	$(1.7)	(1.0)%
Service revenues	45.1	54.2	(9.1)	(16.8)%
Total revenues	$219.3	$230.1	$(10.8)	(4.7)%
Product cost of revenues	103.7	102.6	1.1	1.1%
Service cost of revenues	29.9	36.3	(6.4)	(17.6)%
Cost of revenues	$133.6	$138.9	$(5.3)	(3.8)%
GROSS PROFIT	$85.7	$91.2	$(5.5)	(6.0)%
OPERATING EXPENSES
Selling and marketing	17.2	17.1	0.1	0.6%
General and administrative	39.1	44.6	(5.5)	(12.3)%
Impairment	—	2.8	(2.8)	(100.0)%
Operating Expenses	$56.3	$64.5	$(8.2)	(12.7)%
INCOME FROM OPERATIONS	$29.4	$26.7	$2.7	10.1%
Interest expense, net	(8.7)	(11.6)	2.9	(25.0)%
Other income	0.6	—	0.6	100.0%
Other Expense, Net	$(8.1)	$(11.6)	$3.5	(30.2)%
INCOME BEFORE TAXES	$21.3	$15.1	$6.2	41.1%
Provision for Income Taxes	6.1	3.3	2.8	84.8%
NET INCOME	$15.2	$11.8	$3.4	28.8%

Adjusted EBITDA*	$43.6	$43.1	$0.5	1.2%

	Nine Months Ended		Variance
(dollar amounts in table in millions)	September 27, 2025	September 28, 2024	$	%
REVENUES
Product revenues	$518.6	$596.8	$(78.2)	(13.1)%
Service revenues	139.3	136.2	3.1	2.3%
Total revenues	$657.9	$733.0	$(75.1)	(10.2)%
Product cost of revenues	300.5	332.5	(32.0)	(9.6)%
Service cost of revenues	96.6	89.9	6.7	7.5%
Cost of revenues	$397.1	$422.4	$(25.3)	(6.0)%
GROSS PROFIT	$260.8	$310.6	$(49.8)	(16.0)%
OPERATING EXPENSES
Selling and marketing	50.8	51.8	(1.0)	(1.9)%
General and administrative	119.3	122.2	(2.9)	(2.4)%
Impairment	—	2.8	(2.8)	(100.0)%
Operating Expenses	$170.1	$176.8	$(6.7)	(3.8)%
INCOME FROM OPERATIONS	$90.7	$133.8	$(43.1)	(32.2)%
Interest expense, net	(28.0)	(38.9)	10.9	(28.0)%
Loss on extinguishment and modification of debt	—	(1.7)	1.7	(100.0)%
Other income	1.1	0.2	0.9	450.0%
Other Expense, Net	$(26.9)	$(40.4)	$13.5	(33.4)%
INCOME BEFORE TAXES	$63.8	$93.4	$(29.6)	(31.7)%
Provision for Income Taxes	17.1	23.3	(6.2)	(26.6)%
NET INCOME	$46.7	$70.1	$(23.4)	(33.4)%

Adjusted EBITDA*	$131.0	$173.9	$(42.9)	(24.7)%

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

Consolidated Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$174.2	$175.9	$(1.7)	(1.0)%	$—	$(1.7)	(1.0)%
Service revenues	45.1	54.2	(9.1)	(16.8)%	—	(9.1)	(16.8)%
Total revenues	$219.3	$230.1	$(10.8)	(4.7)%	$—	$(10.8)	(4.7)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues (1)	$518.6	$596.8	$(78.2)	(13.1)%	$—	$(78.2)	(13.1)%
Service revenues	139.3	136.2	3.1	2.3%	7.3	(4.2)	(3.1)%
Total revenues	$657.9	$733.0	$(75.1)	(10.2)%	$7.3	$(82.4)	(11.2)%
(1)Product revenues include product revenues transferred at a point in time and product revenues transferred over time.

Total revenue decreased by $10.8 or 4.7% for the three month period ended September 27, 2025 compared to the three month period ended September 28, 2024, and decreased by $75.1 or 10.2% for the nine month period ended September 27, 2025 compared to the nine month period ended September 28, 2024. The revenue decline for the three months ended September 27, 2025 was due to decreases in both price and volume. The revenue decline for the nine months ended September 27, 2025 is substantially all attributed to a decline in volume associated with uncertainty in the economic and interest rate environment which started late in the second fiscal quarter of 2024.

The following tables and discussion compare Janus’s sales by sales channel:

(dollar amounts in millions)	Three Months Ended				Variance
Consolidated	September 27, 2025	% of Total Sales	September 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$97.3	44.4%	$92.2	40.1%	$5.1	5.5%
Self-storage - R3	57.3	26.1%	56.9	24.7%	0.4	0.7%
Total self-storage	154.6	70.5%	149.1	64.8%	5.5	3.7%

Commercial and other	64.7	29.5%	81.0	35.2%	(16.3)	(20.1)%
Total revenues	$219.3	100.0%	$230.1	100.0%	$(10.8)	(4.7)%

(dollar amounts in millions)	Nine Months Ended				Variance
Consolidated	September 27, 2025	% of Total Sales	September 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$274.9	41.8%	$319.5	43.6%	$(44.6)	(14.0)%
Self-storage - R3	169.9	25.8%	189.1	25.8%	(19.2)	(10.2)%
Total self-storage	444.8	67.6%	508.6	69.4%	(63.8)	(12.5)%

Commercial and other	213.1	32.4%	224.4	30.6%	(11.3)	(5.0)%
Total revenues	$657.9	100.0%	$733.0	100.0%	$(75.1)	(10.2)%

New construction revenues increased by $5.1 or 5.5% for the three month period ended September 27, 2025 compared to the three month period ended September 28, 2024. The increase in the three month period ended September 27, 2025 is primarily due to strength in the International segment which more than offset weakness in North America driven by uncertainty in the economic and interest rate environment. New construction revenues decreased by $44.6 or 14.0% for the nine month period ended September 27, 2025 compared to the nine month period ended September 28, 2024. The decrease in the nine month period ended September 27, 2025 is primarily due to decline in volume associated with uncertainty in the economic and interest rate environment which started late in the second fiscal quarter of 2024.

R3 revenues increased by $0.4 or 0.7% for the three month period ended September 27, 2025 compared to the three month period ended September 28, 2024. The R3 sales increase during the three month period was due to increased volume in renovation and door replacement activity. R3 revenues decreased by $19.2 or 10.2% for the nine month period ended September 27, 2025 compared to the nine month period ended September 28, 2024 due to macroeconomic uncertainty as well as an approximately 40% decline in facility expansion and retail big-box conversion activity.

Commercial and other revenues decreased by $16.3 or 20.1% and by $11.3 or 5.0% for the three and nine month periods ended September 27, 2025, respectively compared to the three and nine month periods ended September 28, 2024. These decreases were attributable to a decline in volumes related to terminal maintenance facilities in both the three and nine month periods as well as market softness for rolling sheet doors.

Consolidated Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$103.7	$102.6	$1.1	1.1%	$—	$1.1	1.1%
Service cost of revenues	29.9	36.3	(6.4)	(17.6)%	—	(6.4)	(17.6)%
Cost of revenues	$133.6	$138.9	$(5.3)	(3.8)%	$—	$(5.3)	(3.8)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$300.5	$332.5	$(32.0)	(9.6)%	$—	$(32.0)	(9.6)%
Service cost of revenues	96.6	89.9	6.7	7.5%	3.9	$2.8	3.1%
Cost of revenues	$397.1	$422.4	$(25.3)	(6.0)%	$3.9	$(29.2)	(6.9)%

Total cost of revenues decreased by $5.3 or 3.8% and by $25.3 or 6.0% for the three and nine month periods ended September 27, 2025, respectively, compared to the three and nine month periods ended September 28, 2024. The increase in product cost of revenues of $1.1 for the three month periods ended September 27, 2025 is attributable to the increase in revenues in the International segment, whereas the $6.4 decrease in service cost of revenues is attributable to a decline in volume. The decrease in product cost of revenues of $32.0 for the nine month period ended September 27, 2025 is attributable to a decline in volume, whereas the increase in service cost of revenues of $6.7 for the nine month period ended September 27, 2025 is attributable to increase in volume, which includes $3.9 related to inorganic activity as a result of an acquisition.

Operating Expenses - Selling and marketing

Selling and marketing expense increased $0.1 or 0.6% and decreased $1.0 or 1.9% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. The decrease for the nine month period is due to a decrease in employee related expenses.

Operating Expenses - General and administrative

General and administrative expenses decreased $5.5 or 12.3% and $2.9 or 2.4% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. The decrease for the three and nine months is primarily as a result of the prior period recognition of bad debt expense of $8.1 which did not reoccur in the current period, which was offset by the reduction of employee related expenses from our ongoing strategic transformation plan.

Interest Expense, net

Interest expense, net decreased $2.9 or 25.0% and $10.9 or 28.0% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively, primarily due to voluntary debt repayments of $40.0 during the nine month period ended September 27, 2025 and $21.9 during the 2024 fiscal period, as well as the Repricing Agreement entered in April 2024, which lowered the overall interest rate. In addition, we have invested our cash and cash equivalents into interest bearing accounts which resulted in interest income of $1.6 and $3.9 for the three and nine month periods ended September 27, 2025, respectively. (See “Liquidity and Capital Resources” section).

Income Taxes

Income tax expense increased by $2.8 or 84.8% from $3.3 for the three month period ended September 28, 2024 to $6.1 for the three months ended September 27, 2025. Income tax expense decreased by $6.2 or 26.6% from $23.3 for the nine month period ended September 28, 2024 to $17.1 for the nine month period ended September 27, 2025. The changes for both periods are primarily due to the change in income before taxes.

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

Results of Operations - Janus North America

For the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024

	Three Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
REVENUES
Product revenues	$159.5	$164.5	$(5.0)	(3.0)%
Service revenues	32.3	44.6	(12.3)	(27.6)%
Total revenues	$191.8	$209.1	$(17.3)	(8.3)%
Product cost of revenues	93.1	93.9	(0.8)	(0.9)%
Service cost of revenues	20.4	29.5	(9.1)	(30.8)%
Cost of revenues	$113.5	$123.4	$(9.9)	(8.0)%
GROSS PROFIT	$78.3	$85.7	$(7.4)	(8.6)%
OPERATING EXPENSES
Selling and marketing	15.9	16.0	(0.1)	(0.6)%
General and administrative	34.6	41.2	(6.6)	(16.0)%
Impairment	—	2.8	(2.8)	(100.0)%
Operating Expenses	$50.5	$60.0	$(9.5)	(15.8)%
INCOME FROM OPERATIONS	$27.8	$25.7	$2.1	8.2%

Adjusted EBITDA*	$40.9	$41.9	$(1.0)	(2.4)%

	Nine Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
REVENUES
Product revenues	$478.7	$566.7	$(88.0)	(15.5)%
Service revenues	104.1	113.6	(9.5)	(8.4)%
Total revenues	$582.8	$680.3	$(97.5)	(14.3)%
Product cost of revenues	271.4	310.3	(38.9)	(12.5)%
Service cost of revenues	70.4	73.3	(2.9)	(4.0)%
Cost of revenues	$341.8	$383.6	$(41.8)	(10.9)%
GROSS PROFIT	$241.0	$296.7	$(55.7)	(18.8)%
OPERATING EXPENSES
Selling and marketing	47.1	48.6	(1.5)	(3.1)%
General and administrative	107.8	112.5	(4.7)	(4.2)%
Impairment	—	2.8	(2.8)	(100.0)%
Operating Expenses	$154.9	$163.9	$(9.0)	(5.5)%
INCOME FROM OPERATIONS	$86.1	$132.8	$(46.7)	(35.2)%

Adjusted EBITDA*	$122.6	$170.8	$(48.2)	(28.2)%
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

Janus North America Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$159.5	$164.5	$(5.0)	(3.0)%	$—	$(5.0)	(3.0)%
Service revenues	32.3	44.6	(12.3)	(27.6)%	—	$(12.3)	(27.6)%
Total revenues	$191.8	$209.1	$(17.3)	(8.3)%	$—	$(17.3)	(8.3)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$478.7	$566.7	$(88.0)	(15.5)%	$—	$(88.0)	(15.5)%
Service revenues	104.1	113.6	(9.5)	(8.4)%	7.3	$(16.8)	(14.8)%
Total revenues	$582.8	$680.3	$(97.5)	(14.3)%	$7.3	$(104.8)	(15.4)%

Total revenue decreased by $17.3 or 8.3% and $97.5 or 14.3% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. The $17.3 and $104.8 organic revenue decline for the three and nine months ended September 27, 2025, respectively, is substantially attributed to a decline in volume associated with uncertainty in the economic and interest rate environment. The organic decline was partially offset by $7.3 in inorganic revenue related to inorganic activity as a result of an acquisition for the nine month period ended September 27, 2025.

The following tables and discussion compare Janus North America revenues by sales channel.

	Three Months Ended				Variance
(dollar amounts in millions)	September 27, 2025	% of Total Sales	September 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$72.3	37.7%	$74.0	35.4%	$(1.7)	(2.3)%
Self-storage - R3	54.0	28.1%	53.8	25.7%	0.2	0.4%
Total self-storage	126.3	65.8%	127.8	61.1%	(1.5)	(1.2)%

Commercial and Other	65.5	34.2%	81.3	38.9%	(15.8)	(19.4)%
Total	$191.8	100.0%	$209.1	100.0%	$(17.3)	(8.3)%

	Nine Months Ended				Variance
(dollar amounts in millions)	September 27, 2025	% of Total Sales	September 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$204.9	35.2%	$273.7	40.2%	$(68.8)	(25.1)%
Self-storage - R3	162.0	27.8%	180.8	26.6%	(18.8)	(10.4)%
Total self-storage	366.9	63.0%	454.5	66.8%	(87.6)	(19.3)%

Commercial and Other	215.9	37.0%	225.8	33.2%	(9.9)	(4.4)%
Total	$582.8	100.0%	$680.3	100.0%	$(97.5)	(14.3)%

New construction sales decreased by $1.7 or 2.3% and $68.8 or 25.1% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. The decrease in organic revenue for the three and nine month periods ended September 27, 2025, is substantially attributed to a decline in volume due to macroeconomic uncertainty and the economic and interest rate environment.

R3 sales increased by $0.2 or 0.4% for the three month period ended September 27, 2025 compared to the three month period ended September 28, 2024. R3 sales decreased by $18.8 or 10.4% for the nine month period ended September 27, 2025 compared to the nine month period ended September 28, 2024, respectively. The R3 sales decrease was due to macroeconomic uncertainty as well as an approximately 40% decline in facility expansion and retail big-box conversion activity.

Commercial and other sales decreased by $15.8 or 19.4% and $9.9 or 4.4% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. These decreases were attributable to a decline related to terminal maintenance as well as market softness for rolling sheet doors.

Janus North America Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$93.1	$93.9	$(0.8)	(0.9)%	$—	$(0.8)	(0.9)%
Service cost of revenues	20.4	29.5	(9.1)	(30.8)%	—	(9.1)	(30.8)%
Cost of revenues	$113.5	$123.4	$(9.9)	(8.0)%	$—	$(9.9)	(8.0)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$271.4	$310.3	$(38.9)	(12.5)%	$—	$(38.9)	(12.5)%
Service cost of revenues	70.4	73.3	(2.9)	(4.0)%	3.9	(6.8)	(9.3)%
Cost of revenues	$341.8	$383.6	$(41.8)	(10.9)%	$3.9	$(45.7)	(11.9)%

The $9.9 or 8.0% and $41.8 or 10.9% decrease in cost of revenues for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively, is primarily due to a decrease in overall revenues.

The decrease of product cost of revenues of $0.8 and $38.9 for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively, is in line with the decline in product revenues.

The decrease in service cost of revenues of $9.1 and $2.9 for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively, is primarily attributable to the decline in service revenues, which was partially offset by service cost of revenues generated by an acquisition.

Operating Expenses - Selling and marketing

Selling and marketing expenses decreased $0.1 or 0.6% from $16.0 and decreased $1.5 or 3.1% from $48.6 for the three and nine month periods ended September 28, 2024 to $15.9 and $47.1 for the three and nine month periods ended September 27, 2025, respectively. The decrease for the nine month period is due to a decrease in employee related expenses.

Operating Expenses - General and administrative

General and administrative expenses decreased $6.6 or 16.0% and $4.7 or 4.2% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. The decrease for the three and nine month periods ended September 27, 2025 are primarily a result of the prior period recognition of bad debt expense of $8.1 which did not reoccur in the current period, which was offset by the reduction of employee related expenses in the current period from our ongoing strategic transformation plan.

Income from Operations

Income from operations increased by $2.1 or 8.2% and decreased by $46.7 or 35.2% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. The decrease in the nine month period was primarily due to an decrease in revenue yielding a decline in margin.

INTERNATIONAL

Results of Operations - Janus International - For the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024:

	Three Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
REVENUE
Product revenues	$15.5	$11.8	$3.7	31.4%
Service revenues	12.8	9.5	3.3	34.7%
Total revenues	$28.3	$21.3	$7.0	32.9%
Product cost of revenues	11.3	9.0	2.3	25.6%
Service cost of revenues	9.6	6.8	2.8	41.2%
Cost of revenues	$20.9	$15.8	$5.1	32.3%
GROSS PROFIT	$7.4	$5.5	$1.9	34.5%
OPERATING EXPENSES
Selling and marketing	1.4	1.1	0.3	27.3%
General and administrative	4.5	3.4	1.1	32.4%
Operating Expenses	$5.9	$4.5	$1.4	31.1%
INCOME FROM OPERATIONS	$1.5	$1.0	$0.5	50.0%

Adjusted EBITDA*	$2.7	$1.2	$1.5	125.0%

	Nine Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
REVENUE
Product revenues	$42.7	$31.5	$11.2	35.6%
Service revenues	35.2	22.6	12.6	55.8%
Total revenues	$77.9	$54.1	$23.8	44.0%
Product cost of revenues	31.9	23.7	8.2	34.6%
Service cost of revenues	26.2	16.5	9.7	58.8%
Cost of revenues	$58.1	$40.2	$17.9	44.5%
GROSS PROFIT	$19.8	$13.9	$5.9	42.4%
OPERATING EXPENSES
Selling and marketing	3.7	3.2	0.5	15.6%
General and administrative	11.5	9.8	1.7	17.3%
Operating Expenses	$15.2	$13.0	$2.2	16.9%
INCOME FROM OPERATIONS	$4.6	$0.9	$3.7	411.1%

Adjusted EBITDA*	$8.4	$3.1	$5.3	171.0%
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

Janus International Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Product revenues	$15.5	$11.8	$3.7	31.4%
Services revenues	12.8	9.5	3.3	34.7%
Total revenues	$28.3	$21.3	$7.0	32.9%

	Nine Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Product revenues	$42.7	$31.5	$11.2	35.6%
Services revenues	35.2	22.6	12.6	55.8%
Total revenues	$77.9	$54.1	$23.8	44.0%

Revenues increased $7.0 or 32.9% and $23.8 or 44.0% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024. These increases are due to an increase in volume as compared to prior year.

The following table illustrates the revenues by sales channel for the three and nine month periods ended September 27, 2025 and September 28, 2024.

	Three Months Ended				Variance
(dollar amounts in millions)	September 27, 2025	% of Total Sales	September 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$25.0	88.3%	$18.2	85.4%	$6.8	37.4%
Self-storage - R3	3.3	11.7%	3.1	14.6%	0.2	6.5%
Total	$28.3	100.0%	$21.3	100.0%	$7.0	32.9%

	Nine Months Ended				Variance
(dollar amounts in millions)	September 27, 2025	% of Total Sales	September 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$70.0	89.9%	$45.8	84.7%	$24.2	52.8%
Self-storage - R3	7.9	10.1%	8.3	15.3%	(0.4)	(4.8)%
Total	$77.9	100.0%	$54.1	100.0%	$23.8	44.0%

New construction sales increased by $6.8 or 37.4% and $24.2 or 52.8% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. These increases are due to an increase in volume as compared to prior year.

R3 sales increased by $0.2 or 6.5% and decreased by $0.4 or 4.8% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively.

Janus International Cost of Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Product cost of revenues	$11.3	$9.0	$2.3	25.6%
Service cost of revenues	9.6	6.8	2.8	41.2%
Cost of revenues	$20.9	$15.8	$5.1	32.3%

	Nine Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Product cost of revenues	$31.9	$23.7	$8.2	34.6%
Service cost of revenues	26.2	16.5	9.7	58.8%
Cost of revenues	$58.1	$40.2	$17.9	44.5%

Cost of revenues increased by $5.1 or 32.3% and $17.9 or 44.5% for the three and nine month periods ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024, respectively. The change in cost of revenues is driven by the aforementioned changes in revenue.

Income from Operations

Income from operations increased from $1.0 to $1.5 for the three month period ended September 27, 2025, and from $0.9 to $4.6 for the nine month period ended September 27, 2025 compared to the three and nine month periods ended September 28, 2024. The increase for the periods is primarily due to an increase in sales volume.

Results of Operations - Eliminations

Eliminations include transactions to account for intercompany activity. The eliminations necessary to arrive at consolidated financial information activity for the three and nine month periods ended September 27, 2025 and September 28, 2024 are as follows:

Revenues

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
North America Segment revenues before eliminations	$191.8	$209.1	$582.8	$680.3
International Segment revenues before eliminations	28.3	21.3	77.9	54.1
Intersegment Eliminations	(0.8)	(0.3)	(2.8)	(1.4)
Consolidated total revenues	$219.3	$230.1	$657.9	$733.0

Cost of revenues

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
North America Segment revenues before eliminations	$113.5	$123.4	$341.8	$383.6
International Segment revenues before eliminations	20.9	15.8	58.1	40.2
Intersegment Eliminations	(0.8)	(0.3)	(2.8)	(1.4)
Consolidated total cost of revenues	$133.6	$138.9	$397.1	$422.4

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

Debt Profile

(dollar amounts in millions)	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					September 27, 2025	December 28, 2024
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	6.70% (2)	$554.0	$598.5
Financing leases					3.0	3.4
Total principal debt					$557.0	$601.9
Less: unamortized deferred finance fees					8.0	9.9
Less: current portion of long-term debt					8.7	8.8
Long-term debt, net of current portion					$540.3	$583.2
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
(2)The interest rate on the Repricing Amendment as of September 27, 2025, was 6.70%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.50%.

First Lien Term Loan - In April 2024, the Company made a voluntary prepayment of $21.9 toward the First Lien Term Loan. The Company used cash on hand to make the voluntary prepayment.

On April 30, 2024, the Company completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the SOFR rate. In addition to the change in the applicable margin rate, the Company is no longer subject to a CSA rate of 0.1%. Interest is payable in arrears (with respect to base rate loans) or at the end of an interest period selected by the Company (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The interest rate on the First Lien Term Loan as of September 27, 2025, was 6.70%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin of 2.50%. In conjunction with the Repricing Amendment, the Company incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred finance costs and were expensed within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive Income. See Note 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.

In March 2025, we made a voluntary prepayment of $40.0 towards the First Lien Term Loan. We used cash on hand to make the voluntary prepayment.

Line of Credit - The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of September 27, 2025. As of September 27, 2025, the interest rate in effect for the facility was 5.80%. The line of credit is secured by accounts receivable and inventories. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.

The 2023 LOC Agreement and Amendment No. 6 First Lien contain affirmative and negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates as well as other covenants customary for financings of these types.

The 2023 LOC Agreement also includes a financial covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the line of credit facility and the borrowing base, and (ii) $10.0. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio for the trailing four quarters equal to at least 1.00 to 1.00, subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 27, 2025, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

As of September 27, 2025, and December 28, 2024, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of September 27, 2025 and December 28, 2024 was approximately $77.3 and $82.4, respectively.

Statement of Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.

Nine month period ended September 27, 2025 compared to the nine month period ended September 28, 2024:

	Nine Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Net cash provided by operating activities	$114.7	$102.6	$12.1	11.8%
Net cash used in investing activities	(20.0)	(75.9)	55.9	(73.6)%
Net cash used in financing activities	(65.6)	(96.4)	30.8	(32.0)%
Effect of foreign currency rate changes on cash	0.5	0.1	0.4	400.0%
Net increase (decrease) in cash	$29.6	$(69.6)	$99.2	(142.5)%

Net cash provided by operating activities

Net cash provided by operating activities increased by $12.1, or 11.8%, to $114.7 for the nine month period ended September 27, 2025, compared to $102.6 for the nine month period ended September 28, 2024. This was primarily driven by a $29.6 increase in net cash activity from net working capital requirements, which was offset a $17.5 decrease in net income adjusted for non-cash items.

Net cash used in investing activities

Net cash used in investing activities decreased by $55.9 or 73.6% for the nine month period ended September 27, 2025, compared to the prior year. This decrease was primarily due to the T.M.C. Acquisition, which resulted in $59.4 of cash outflows during the nine months ended September 28, 2024.

Net cash used in financing activities

Net cash used in financing activities decreased by $30.8 or 32.0% for the nine month period ended September 27, 2025, compared to the prior year. This was driven by a decrease in share repurchases of $15.9 as compared to $70.2 in the prior year, which was partially offset by increased debt payments, net of debt proceeds, of $44.5 during the nine month period ended September 27, 2025, compared to $23.4 in the nine month period ended September 28, 2024.

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

The following tables present a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Net Income	$15.2	$11.8	$3.4	28.8%
Interest, net	8.7	11.6	(2.9)	(25.0)%
Income taxes	6.1	3.3	2.8	84.8%
Depreciation	3.2	3.0	0.2	6.7%
Amortization	8.3	8.2	0.1	1.2%
EBITDA*	$41.5	$37.9	$3.6	9.5%
Restructuring charges(1)	1.1	0.4	0.7	175.0%
Acquisition expense(2)	0.9	2.0	(1.1)	(55.0)%
Impairment(3)	—	2.8	(2.8)	(100.0)%
Other	0.1	—	0.1	100.0%
Adjusted EBITDA*	$43.6	$43.1	$0.5	1.2%

	Nine Months Ended		Variance
(dollar amounts in millions)	September 27, 2025	September 28, 2024	$	%
Net Income	$46.7	$70.1	$(23.4)	(33.4)%
Interest, net	28.0	38.9	(10.9)	(28.0)%
Income taxes	17.1	23.3	(6.2)	(26.6)%
Depreciation	9.1	8.9	0.2	2.2%
Amortization	24.8	23.7	1.1	4.6%
EBITDA*	$125.7	$164.9	$(39.2)	(23.8)%
Restructuring charges(1)	2.3	1.1	1.2	109.1%
Acquisition expense(2)	2.6	3.4	(0.8)	(23.5)%
Impairment(3)	—	2.8	(2.8)	(100.0)%
Loss on extinguishment and modification of debt(4)	—	1.7	(1.7)	(100.0)%
Other	0.4	—	0.4	100.0%
Adjusted EBITDA*	$131.0	$173.9	$(42.9)	(24.7)%
(1)Restructuring charges consist of the following: 1) facility relocations, 2) severance and hiring costs associated with our strategic transformation, including leadership team changes, and 3) strategic business assessment and transformation projects.
(2)Expenses or income related to various professional fees, acquisition related compensation, net working capital finalization, legal settlements, and various acquisition related activities.
(3)Impairment consists of the write down of the DBCI Tradename intangible asset.
(4)Adjustment for loss on extinguishment and modification of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in April 2024.
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

Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of September 27, 2025, our outlook and current debt ratings are as follows:

	S&P	Moody’s
Corporate	B+	Ba3
Senior secured long-term debt(1)	BB-	Ba3
Outlook	Positive	Stable
(1)A credit rating is not a recommendation to buy, sell or hold securities. Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.
On October 17, 2025, subsequent to the three months ended September 27, 2025, S&P upgraded the Company’s credit rating from ‘B+’ to
‘BB-’ and upgraded the Senior secured long-term debt to 'BB' from 'BB-’ with a stable outlook based on the Company’s low net leverage.

Contractual Obligations

Summarized below are our contractual obligations as of September 27, 2025 and their expected impact on our liquidity and cash flows in future periods:

(dollar amounts in millions)	Total	2025	2026-2027	2028-2029	Thereafter
Debt obligations	$554.0	$3.0	$12.0	$12.0	$527.0
Finance lease obligations	3.0	0.5	1.9	0.6	—
Unconditional purchase obligations	6.1	2.1	3.9	0.1	—
Operating lease obligations	60.1	1.9	14.1	12.0	32.1
Total	$623.2	$7.5	$31.9	$24.7	$559.1

Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First Lien Term Loan has a maturity date of August 3, 2030. (See Note 10, Long-Term Debt, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).

Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of thirteen real property leases with expiration dates ranging from 2029– 2036. Finance and operating lease obligations are presented net of imputed interest. (See Note 5, Leases, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of future lease payments).

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

The table above does not include $4.9 in estimated warranty liabilities because it is not certain when or if these liabilities will be funded.

In addition to the contractual obligations and commitments listed and described above, we also had another commitment for which we are contingently liable as of September 27, 2025 and December 28, 2024 consisting of an outstanding letter of credit of $0.4.

Critical Accounting Estimates

For the critical Accounting Estimates used in preparing our Unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, results from operations and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our critical accounting estimates requiring significant judgment that could materially impact the results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2024. Since the date of our most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The tariff policy environment has been and is expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. While we source most of our raw materials domestically in the U.S., we source certain components from foreign suppliers. Therefore, tariffs or other trade restrictions could increase the cost of certain products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on such products, which in turn could have an adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the nine month period ended September 27, 2025:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
December 29, 2024 - January 25, 2025	—	$—	—	$—
January 26, 2025 - February 22, 2025	—	—	—	—
February 23, 2025 - March 29, 2025	621,643	8.02	621,643	16.3
March 30, 2025 - April 26, 2025	—	—	—	—
April 27, 2025 - May 24, 2025	569,766	8.22	1,191,409	86.6
May 25, 2025 - June 28, 2025	651,906	8.11	1,843,315	81.3
June 29, 2025 - July 27, 2025	—	—	—	—
July 28, 2025 - August 24, 2025	—	—	—	—
August 25, 2025 - September 27, 2025	81,927	10.00	1,925,242	80.5
Total	1,925,242	$8.19	1,925,242	$80.5
(1)On February 28, 2024, we announced that the Board of Directors authorized a share repurchase program, pursuant to which we are authorized to purchase up to $100.0 of our common stock. On May 15, 2025, we announced that the Board of Directors increased the share repurchase program authorization by an additional $75.0 of our common stock. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time. There were 1,925,242 shares repurchased as part of our publicly announced share repurchase program during the nine month period ended September 27, 2025.
(2)The share price paid per share is exclusive of $0.2 for the nine month period ended September 27, 2025, respectively, of commission and excise taxes associated with the share repurchase transactions.

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

During the three month period ended September 27, 2025, the following executive officer (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) “adopted a Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

On September 16, 2025, Morgan Hodges, our Executive Vice President, adopted a Rule 10b5-1 equity trading plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum of 250,000 shares of our common stock held by his revocable trust may be sold between December 16, 2025 and June 17, 2026. The plan terminates on the earlier of: (i) June 17, 2026, (ii) the first date on which all trades set forth in the plan have been executed, or (iii) such date as the plan is otherwise terminated in accordance with its terms.

Except as disclosed above, during the three month period ended September 27, 2025, no other executive officer or director (as defined in Section 16 of the Exchange Act), adopted, terminated, or modified any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date:	November 6, 2025	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer