Form 10-K
period 2026-01-03
Janus International Group, Inc.
filed 2026-03-04
CIK 1839839

empl

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 27, 2025 (the last business day of the Registrant’s most recently completed second quarter), based on the closing price per share of $8.17 of the Registrant’s common stock, par value $0.0001, as reported by the New York Stock Exchange, was approximately $966.0 million.
As of February 27, 2026, 138,858,171 shares of the Registrant’s common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K where indicated, or such information will be included in an amendment to this Annual Report on Form 10-K in accordance with Instruction G(3) of Form 10-K. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part hereof.

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

These forward-looking statements include, but are not limited to, statements about our financial condition, results of operations, earnings outlook and prospects or regarding our or our management’s expectations, beliefs, intentions or strategies regarding the future, including our expectations regarding our revenues, cost of revenues, operating expenses, other operating results, and other key metrics, and our ability to meet previously announced earnings guidance with respect to the Company and/or its individual segments. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). We do not assume any obligation to update any forward-looking statements after the date of this Annual Report, except as required by law.

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
•the impact of supply chain disruptions, tariffs, trade restrictions, and inflation and our ability to recoup rising costs in the rates we charge to our customers;
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
•the possibility of political instability, war, or acts of terrorism in any of the countries where we operate; and
•other risks and uncertainties described in this Annual Report under “Risk Factors” and in any subsequent filings with the SEC.

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
•Our business strategy relies, in part, on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties, including the successful integration and development of acquired businesses and our ability to retain key employees of acquired businesses, which could have a material adverse effect on our financial results.
•Our dependence on, and the price and availability of, raw materials (such as steel coil) as well as purchased components may adversely affect our business, results of operations, and financial condition.
•Changes in U.S. trade policy and the imposition of tariffs could negatively impact our business, financial condition, and results of operations.
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
•Failure to maintain, upgrade, or replace our IT systems could materially adversely affect us.
•Emerging issues related to our development and use of artificial intelligence could give rise to a legal or regulatory action, damage our reputation, or otherwise materially harm our business.
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
•Our past growth may not be indicative of our future growth, and we may not be able to maintain or increase our revenue in future periods.
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
•Certain environmental regulations to which we are subject create uncertainty regarding future environmental expenditures and liabilities.
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

Risks Related to Ownership of our Common Stock

•We may not be able to pay dividends or make distributions or obtain loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
•Provisions in our third amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
•Our third amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
•We have and may continue to incur increased costs and obligations as a result of complying with public company requirements.
•As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and the New York Stock Exchange (“NYSE”) regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
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
•Our third amended and restated certificate of incorporation renounced any interest or expectancy that we have in corporate opportunities that may be presented to our officers, directors, or stockholders or their respective affiliates, other than those officers, directors, stockholders, or affiliates who are ours or our subsidiaries’ employees. As a result, these persons are not required to offer certain business opportunities to us and may engage in business activities that compete with us.
•Our reported financial results may be affected by changes in accounting principles generally accepted in the United States.

PART I

Item 1. BUSINESS

Overview

Janus International Group, Inc. (“we,” “us,” “Group,” “Janus” or the “Company”), headquartered in Temple, Georgia with eleven domestic and three international manufacturing facilities is a leading global manufacturer, supplier, and provider of turn-key self-storage, commercial, and industrial building solutions including: roll up and swing doors, hallway systems, single- and multi-story steel buildings, building components, relocatable storage “MASS” (Moveable Additional Storage Structures) units, facility and door automation technologies, and trucking terminal renovation, construction, remodeling, and maintenance services. We are highly integrated with customers at every phase of a project, including facility planning/design, construction, access control, and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large real estate investment trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs.

Company History

Founded in 2002, we are a leading global manufacturer and supplier of turn-key self-storage, commercial, and industrial building solutions, including roll-up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies. Over the past 20 years, we have expanded our operations to serve several U.S. and international locations. Our common stock is listed and traded on the NYSE under the ticker symbol “JBI.”

Competitive Strengths

We believe the following competitive strengths have been instrumental in our growth and position us for continued success:

Strong Share in Growing, Well-Structured Markets. We serve the market for exterior and interior building solutions through both institutional REITs and non-institutional operators. REITs comprise approximately 35 to 40% of the overall self-storage market by square footage, and have grown significantly over the past decade and at a higher rate than the non-institutional market. Within the commercial industrial sector, we are a smaller participant within a larger addressable market, which provides us with significant opportunity for market share growth within a sector that is well positioned for future growth driven by the rising growth of e-commerce. We have achieved this success within the self-storage and commercial industrial sectors by being a full solution provider to our customers, providing expertise, and a full suite of products to solve our customers’ problems.

Mission Critical Solutions for a Small Fraction of Facility Costs. Our self-storage products are typically the last items installed on site before an operator can generate income from its properties. This results in a high cost of failure for our suite of product solutions and a reliance by customers on our extensive domestic and international manufacturing and distribution networks. We focus on finding solutions to obstacles that arise long before a unit or facility is complete and customers place a premium on our efficiency, reliability, and ability to deliver. Our products also represent a small portion of the overall cost of a facility or an R3 retrofit. We believe our value-added services, such as site pre-work planning, site drawings, installation, project management, and third-party security, as well as our ability to differentiate ourselves from the competition through on-time delivery, efficient installation, reliable service, and a reputation for high quality products, has allowed us to gain a significant competitive advantage.

Complete Offering of Products, Solutions, and Services along with Maintenance, Fabrication, and Installation. We provide a full suite of products, services and maintenance, fabrication, and installation offerings that meet a wide-range of client demands including management of third-party installation, architect drawings, R3 solutions, self-storage doors, hallway systems, relocatable systems, electronic locks, commercial doors, self-storage maintenance and servicing, and custom facility gate fabrication and installation, all of which are realized through a large network of third-party installers, as well as our eleven strategically placed manufacturing and service facilities in the United States of America. Our current manufacturing, service, and distribution footprint enables us to serve customers globally, minimize lead times, and reduce freight expense. Our ability to provide a full suite of products, services, fabrication, installation and maintenance routines across a nationwide network enables us to compete for complex, marquee contract opportunities and deliver highly customized solutions at both the global and local level.

First Mover with Proprietary High ROI Technology Solutions. We and Nokē, Inc. (“NOKE”) (which we acquired in 2018) have been working for several years to develop proprietary access control technologies, software, and solutions focused on the self-storage sector where limited technologies or products currently exist. We are actively selling and developing a platform with multiple adjacencies including hardware (i.e., purpose-built locks), software (i.e., applications and a web portal) and back-end integration (i.e., APIs and a cloud platform) to provide ROI improvement opportunity for our clients’ new facilities and R3 retrofits. Our proprietary hardware and smart locking systems have helped businesses manage physical security and have laid the ground work for us to integrate an enhanced wireless network within a self-storage facility, thereby creating a segment of our business with limited competition and high barriers to entry.

Proven and Experienced Management Team. Our management team has deep industry expertise and a deep bench of supporting talent. We are led by our Chief Executive Officer, Ramey Jackson, who has been with us since 2002 and has extensive experience in the industry. Mr. Jackson is supported by a management team that has a long track record of demonstrating an ability to produce robust and consistent organic and inorganic growth.

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

Acquisitions

Kiwi II Asset Acquisition

On January 8, 2026, through our wholly owned subsidiary Janus International Group, LLC, we acquired the business operations (such transaction, the “Kiwi Acquisition”) of Kiwi II Construction Inc., a California corporation, Kiwi II East, Inc., a Tennessee corporation, Metal Tech, Inc., a California corporation (collectively, the “Kiwi Sellers”). Pursuant to the asset purchase agreement for the Kiwi Acquisition, we acquired substantially all the assets of the Kiwi Sellers related to the business of designing, supplying, and constructing self-storage facilities and manufacturing certain components in those facilities.

Terminal Door Asset Acquisition

On May 17, 2024, we, through our wholly owned subsidiary Terminal Door, LLC (“Terminal Door”) acquired the business operations (such transaction, the “T.M.C. Acquisition”) of Smith T.M.C., Inc., a Georgia corporation, Jerry O. Smith Company, LLC, a Georgia limited liability company, and J.O.S. Realty, Inc., a Georgia corporation (collectively, “T.M.C.” or the “T.M.C. Sellers”). Pursuant to the asset purchase agreement for such acquisition, Terminal Door acquired substantially all assets of the T.M.C. Sellers related to the business of trucking terminal renovation, construction, remodeling, and maintenance.

Industry Overview

Self-Storage

Approximately 68% of our total revenues are attributable to the self-storage market. The self-storage industry refers to properties that offer do-it-yourself storage space rental for personal or business use. Self-storage provides a convenient way for individuals and businesses to store their belongings, whether due to a life event or the need for extra storage.

According to management estimates, there are more than 57,000 self-storage facilities located in the United States. Self-storage facilities can be classified into two general categories: institutional and non-institutional. Institutionally owned facilities typically include multi-story, climate-controlled facilities located in prime locations owned and/or managed by a REIT or other returns-driven operators of scale. These institutional facilities are typically located in a top 50 U.S. MSA. Non-institutional facilities are typically comprised of single-story, non-climate-controlled facilities, often located outside of city centers, owned and/or managed by smaller private operators.

The self-storage market is highly fragmented with REITs comprising approximately 38% of the overall self-storage market by square footage, having grown significantly over the past decade and at a higher rate than the non-institutional market. REITs often achieve growth via acquisition of existing self-storage facilities, which creates demand for remodeling solutions to conform branding to the acquirer’s colors, logos, and aesthetic.

The self-storage market benefits from unique and attractive demand and supply attributes. Growth in self-storage demand has been driven by favorable long-term macroeconomic trends, including rising storable consumption per capita, population growth, and rising home ownership rates. There are also several other demand drivers within the self-storage industry that create demand including disasters, dislocation, death, divorce, decluttering, and commercial customers utilizing self-storage for storage and/or operations of their business. Available supply of self-storage is well below long-term levels, as exhibited by the key self-storage REITs operating at over 90% occupancy rates based upon publicly available information as of the third quarter of 2025. In addition to ongoing tight supply conditions, management estimates that approximately 66% of existing self-storage facilities are over 20 years old, which creates the potential need for replacement and refurbishment of an aging installed base.

Given high existing occupancy rates and expected rising demand, investment in additional self-storage capacity may be required in the future. New self-storage capacity can be created in several ways, including greenfield construction, expansions of existing self-storage facilities, conversions of existing buildings into self-storage facilities (for example: mothballed Big Box retail locations), or via facility acquisitions and upgrades. We are the market leader in building solutions for the self-storage market, offering institutional and non-institutional operators the broadest product offering and unique end-to-end solutions.

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

Within the commercial industrial sector, we are a smaller participant within a larger addressable market, which we believe provides us with significant opportunity for market share growth within a sector that is well positioned for future growth driven by the rising growth of e-commerce.

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

Raw Materials

The principal raw material used in our business is steel (steel coil). We purchase raw materials from commercial sources on a fixed and variable basis. Our practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for these raw materials are influenced by numerous factors beyond our control. The steel market continues to be dynamic, with a degree of uncertainty about future pricing trends. Numerous factors may cause steel prices to increase in the future, including the imposition of tariffs. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy, and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While sufficient raw materials are generally available, rising geopolitical challenges may impact the availability, and thereby cause supply constraints, for steel. Depending on relative demand in the raw materials market, we may purchase and carry more steel or other raw materials in inventory to meet projected sales demand, as required.

Patent and Intellectual Property Rights

Generally, we, through Janus Core and its subsidiaries, seek statutory protection for strategic or financially important intellectual property developed in connection with our business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements. From time to time, we take action to protect our businesses by asserting our intellectual property rights against third-party infringers.

We maintain various trademarks that are registered or otherwise legally protected in the U.S. and many non-U.S. countries where our products and services are sold. As part of our Nokē Smart Entry platform, we provide a limited right for our customers to publicly display certain trademarks in connection with the customer’s use and adoption of the Nokē Smart Entry solution.

We have U.S. and foreign patents, the majority of which cover products that we currently manufacture and market. Our patents expire at various dates between 2031 and 2044. These patents, and applications for new patents, cover various design aspects of our products, as well as processes used in their manufacture and installation. We continue to develop new potentially patentable products, product enhancements, and product designs including those concerning mechanical, electrical, and computerized self-storage security and access solutions and self-storage building products and techniques.

While we believe our intellectual property portfolio is important to our business operations and in the aggregate constitutes a valuable asset, no single patent, trademark, license or other intellectual property, or group of such intellectual property, is critical to the success of the business or any segment. See “Item 1A — Risk Factors.”

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

On July 4, 2025, President Trump signed The One Big Beautiful Bill Act (“OBBBA”) into law, which revises and expands certain renewable energy tax credits that were previously available under the IRA. Future implementation and enforcement of the IRA, including in light of the OBBBA, remains uncertain at this time. However, compliance with these specific policies, regulations, and legislation targeted to support the transition from fossil fuels to low-carbon forms of energy and the infrastructure around that transition may have an impact on the Company.

Human Capital

Workforce Composition and Demographics

As of January 3, 2026, we had 2,243 employees, consisting of 1,817 full-time and part-time employees worldwide and 426 contract workers.

Approximately 58% of our full-time and part-time employees are engaged in manufacturing and production roles, primarily as hourly production associates. The remaining portion of our workforce is comprised of professionals in various roles. Our current worldwide workforce is made up of approximately 89% domestic employees and approximately 11% international employees.

We recognize that our employees are our greatest asset. As a result, we strive to create an environment that keeps our employees safe, treats them with dignity and respect, and fosters a culture of performance recognition. We achieve this through the programs summarized below.

Employee Health and Safety

Safety is a core value of ours and is a critical element to our continued growth strategy. We foster a culture that is committed to making safety a personal mission for every employee. Our overall goal is to eliminate workplace injuries. We also promote and foster an environment of empowerment and sharing throughout the company at all levels and at all locations. We engage our employees on safety with a focus on risk identification and elimination through various leading indicators. We track Occupational Safety and Health Administration (“OSHA”)

recordable injuries and lost time rates by location monthly. We establish safety targets annually, which are tracked and reported to leadership on a monthly basis.

We have an Environmental, Health & Safety committee comprised of representatives from across our businesses that share best practices and is responsible for driving our environmental, health and safety strategy. This helps drive our programs designed to reinforce positive behaviors, empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental goals designed to reduce risk.

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

Talent Development and Succession

We aim to inspire and equip our employees to be successful in their current role within the organization and help them develop the skills to build on opportunities for future career growth. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles while attracting new talent and capabilities in support of continuous improvement in all we do. We utilize performance management programs to support a high-performance culture, strengthen our employee engagement, and help retain our top talent.

Succession planning for critical roles is an important part of our development program across our businesses. We are committed to developing our current talent and have made a significant investment in assessing our talent against the jobs both in the near term and in the future state. We are committed to ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

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

Changes in U.S. trade policy and the imposition of tariffs could negatively impact our business, financial condition, and results of operations.

Our business is dependent upon the availability of raw materials and components for assembly. The second Trump Administration has pursued a new approach to trade policy which includes renegotiating or terminating pre-existing bilateral or multi-lateral trade agreements, enacting sweeping new tariffs on all imports, and imposing additional “reciprocal” tariffs on targeted imports from specified countries. On March 12, 2025, the Trump Administration re-imposed 25% tariffs on steel imports from all sources under Section 232, ending country and product exemptions. On June 4, 2025, tariffs on steel imports were raised to 50% for all countries, except for the U.K. U.S. trade policy has been and is expected to continue to be dynamic. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. under the International Emergency Economic Powers Act (“IEEPA”) were invalid. The U.S. Supreme Court did not address refunds or remedies but instead remanded the matter to the Court of International Trade to address remedies. In response, the President issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. However, a presidential proclamation was issued imposing a tariff surcharge of at least 10% under the balance of payments statute (19 U.S.C. § 2132) on all imports with certain exceptions for certain commodities (e.g., electronics, critical minerals) and United States-Mexico-Canada Agreement (“USMCA”) qualified products. The tariffs under this statute went into effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. While we source most of our raw materials domestically in the U.S., we source certain components from foreign suppliers. Therefore, tariffs or other trade restrictions could increase the cost of certain products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on such products, which in turn could have an adverse effect on our business, financial condition, and results of operations.

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

We are subject to numerous obligations in our contracts with organizations using our products and services, as well as vendors and other companies with which we do business. We may breach these commitments, whether through a weakness in our procedures, systems, and internal controls, negligence, or through the willful act of an employee or contractor. Our insurance policies may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, as well as disruptions to our services, failures or disruptions to our infrastructure, catastrophic events and disasters, or otherwise.

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

We are a U.S.-based company potentially subject to tax liability in multiple U.S. and non-U.S. tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we understand our tax positions to be consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.

In December 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). On March 27, 2020, the TCJA was amended by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Certain provisions of the TCJA, as amended by the CARES Act, may adversely affect us. The TCJA requires complex computations that were not previously provided for under U.S. tax law. Furthermore, the TCJA requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. Additional interpretive guidance may be issued by the U.S. Internal Revenue Service, the U.S. Department of the Treasury or another governing body that may significantly differ from our interpretation of the TCJA, which may result in a material adverse effect on our business, cash flow, results of operations or financial condition.

In August 2022, legislation commonly known as the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. It is possible that the IRA, or subsequent implementing regulations or other guidance, could adversely impact our current and deferred federal tax liability.

In July 2025, the OBBBA was enacted which made permanent many of the provisions of the TCJA and introduced additional changes affecting individuals and businesses. Key business-related provisions include the continuation of the 21% federal corporate income tax rate, enhancements to bonus depreciation and expensing rules, and modifications to certain international provisions, including the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income deductions. The OBBBA also includes other targeted measures, including a 1% excise tax on foreign remittances. We have reviewed the OBBBA and continue to monitor its potential impact on our operations and effective tax rate. Furthermore, other changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could materially increase the amount of taxes we would be required to pay and could materially adversely affect our financial position and results of operations.

Governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have enacted or are actively considering changes to existing tax laws that if enacted may increase our tax obligations in countries where we do business. Changes to U.S. federal, state or local or non-U.S. tax laws, could increase our overall tax burden, and may adversely impact our business, financial condition or results of operations.

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

The Organization for Economic Co-operation and Development (“OECD”)/G20 and other invited countries developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”). In December 2022, the Council of the EU formally adopted the OECD’s framework to achieve a coordinated implementation amongst EU Member States consistent with EU law. The EU’s Pillar Two Directive effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The United Kingdom has formally adopted legislation consistent with the OECD framework and other major jurisdictions are actively considering and implementing changes to their tax laws to align with Pillar Two. We have assessed this framework including OECD administrative guidance and determined, based upon available guidance, that these changes will not have a material impact on our results of operations; however, any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof, could impact our initial assessment.

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

Our reputation and ability to attract, retain, and serve our users is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third parties that we utilize in our operations. Although we employ comprehensive measures to prevent, detect, address, and mitigate cybersecurity threats, a cybersecurity incident could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data, personally identifiable information, and other confidential or proprietary data (our own or that of third parties) and the disruption of business operations. Our ability to keep our business operating is highly dependent on the proper and efficient operation of IT service providers. Our systems and those of third parties that we utilize may be subject to cyber incident, damage or interruption from earthquakes, adverse weather conditions, lack of maintenance due to a pandemic, other natural disasters, terrorist attacks, security breach, power loss or telecommunications failures. Additionally, threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Interruptions in, destruction or manipulation of these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our services. Service interruptions, errors in our software or the unavailability of computer systems used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.

Our computer systems, mobile and other applications and systems of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks and loss of confidentiality, integrity or availability, both from state-sponsored and individual activity, such as hacks, unauthorized access, computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions and destruction, and such unauthorized access to systems of third parties that we use has occurred in the past. Such systems may periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data (including customer and corporate information) or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. There is no assurance that cybersecurity threats may not have a material impact on us or our service or systems in the future. Although we have cybersecurity insurance (subject to specified retentions or deductibles), such insurance may not fully cover all damages, fines, and claims arising from cybersecurity incidents or the damages, fines, and claims may exceed the amount of any insurance available or may not be insurable. Any significant disruption to our service or access to our systems could result in a loss of users, liability, and adversely affect our business and results of operations.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our users. While we perform cybersecurity due diligence on our key vendors and service providers, because we do not control such third parties and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyber-attack, or other information or security breach. We depend on such parties to implement adequate controls and safeguards to protect against and report cyber incidents. If such parties fail to deter, detect, or report cybersecurity incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, performance, employees, and reputation. We have experienced cybersecurity incidents previously; however, for the fiscal year ended January 3, 2026, no cybersecurity incident has had a material adverse effect on our business, strategy, results of operations, financial condition or reputation.

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

If we are unable to attract and retain team members or contract with third parties having the specialized skills or technologies needed to support our systems, implement improvements to our customer-facing technology in a timely manner, quickly and efficiently fulfill our customers’ products and payment methods that they may demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected.

Failure to maintain, upgrade, or replace our IT systems could materially adversely affect us.

Our business continues to demand the use of sophisticated systems and technologies, including digital tools, SaaS offerings and cloud computing. As a result, we devote significant time and resources toward maintaining, upgrading or replacing our systems and technologies in order to meet customers' demands and expectations. These types of activities subject us to additional costs and inherent risks associated with maintaining, upgrading, replacing, and changing these systems and technologies, including impairment of our ability to manage our business, loss of customer confidence and business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, training our employees to operate the systems, and other risks and costs of delays or difficulties in transitioning to, or integrating, new systems and technologies into our current business. We rely on certain third-party providers to maintain and periodically upgrade many of these systems and technologies so that they can continue to support our business. Further, the software programs supporting our business are licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade our systems and technologies would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner.

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

Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

We currently incorporate artificial intelligence in certain of our products and in our business operations, including software development of our Nokē Smart Entry System. While we have begun implementing the use of certain artificial intelligence tools within our business we continue to explore the opportunities that artificial intelligence could bring to us. Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks. The use of artificial intelligence, particularly generative artificial intelligence, presents opportunities as well as risks that could negatively impact the business. Artificial intelligence technologies may be developed using inaccurate, incomplete, flawed, or biased algorithms, training methodologies, or data, which could result in competitive harm, regulatory penalties, legal liability, or brand or reputational harm. Further, a failure to timely and effectively use or deploy artificial intelligence and integrate it into new product or service offerings could negatively impact our competitiveness, particularly ahead of evolving industry trends and consumer demands. Artificial intelligence technologies are complex and rapidly evolving, and while we aim to develop and use artificial intelligence responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise, and the technologies that we develop or use may ultimately be flawed. Particularly given the nascent stage of the technology, the use of artificial intelligence technologies can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or are otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or errors in these outputs.

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

We are susceptible to the indirect effects of adverse macroeconomic events that can result in higher unemployment, shrinking demand for products, large-scale business failures, supply chain disruptions, and tight credit markets. Specifically, if adverse macroeconomic and business conditions significantly affect self-storage and commercial market rental rates and occupancy levels, our customers could reduce spending surrounding our products and services, which could have a negative effect on our business and therefore our results of operations. Thus, our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability. Competitors may also respond to challenging market conditions by lowering prices and attempting to lure away our customers.

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

Our past growth may not be indicative of our future growth, and we may not be able to maintain or increase our revenue in future periods.

The growth in revenue we have experienced in past years may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

•increase the number of customers;
•further improve the quality of our products and service offerings, and introduce high-quality new products;
•timely adjust expenditures in relation to changes in demand for the underlying products and services offered;
•maintain brand recognition and effectively leverage our brand; and
•attract and retain management and other skilled personnel for our business.

Our revenue growth rates may be limited, or even decline, if we are unable to achieve high market penetration rates as we experience increased competition. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline.

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

Certain environmental regulations to which we are subject create uncertainty regarding future environmental expenditures and liabilities.

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

The global economy can be negatively impacted by a variety of factors such as the spread of fear, the occurrence of man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical events of uncertainty. Such adverse and uncertain economic conditions may impact demand for our products generally and may cause disruptions in our supply chain. Furthermore, in connection with continued tensions related to the ongoing conflict between Russia and Ukraine, governments in the U.S., U.K., and the E.U. have each imposed export controls on certain products as well as financial and economic sanctions on certain industry sectors and parties within Russia. Further escalation of geopolitical tensions (such as those between Israel and Gaza, Taiwan and China, and the U.S., Israel, and Iran) could generate a broader impact, which could expand into other markets where we do business and could adversely affect our business and/or our supply chain, our international subsidiaries, business partners, or customers in the broader region. This could include potentially destabilizing effects for Europe, Asia, and the Middle East or the global oil and natural gas markets.

Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations, or cash flows. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may in the future raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States.

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

We have no direct operations and no significant assets other than our ownership of Janus International Group, LLC and its respective subsidiaries, which operate our business. We depend on profits generated by our business for distributions and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our capital stock. Legal and contractual restrictions in agreements governing our indebtedness, as well as our financial condition and operating requirements, may limit our ability to receive distributions from Janus International Group, LLC and its respective subsidiaries.

Provisions in our third amended and restated certificate of incorporation, our bylaws, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our third amended and restated certificate of incorporation and bylaws contain provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions, including, among other things:

•provisions that authorize the board of directors of the Company (the “Board”), without action by our stockholders, to authorize by resolution the issuance of shares of preferred stock and to establish the number of shares to be included in such series, along with the preferential rights determined by the Board; provided that, the Board may also, subject to the rights of the holders of preferred stock, authorize shares of preferred stock to be increased or decreased by the approval of the Board and the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the corporation;
•provisions that impose advance notice requirements and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and
•a staggered board whereby our directors are currently divided into three classes, with each Class I director currently serving a three-year term until the 2028 annual meeting of stockholders, each Class II director standing for election at the 2026 annual meeting of shareholders for a two-year term until the 2028 annual meeting of stockholders, and each Class III director standing for election at the 2027 annual meeting of stockholders for a one-year term until the 2028 annual meeting of stockholders.

At the 2025 annual meeting of stockholders, stockholders approved our third amended and restated certificate of incorporation which, among other things, phases out our staggered Board by the 2028 annual meeting of stockholders. At the 2028 annual meeting of stockholders and all annual meetings of stockholders thereafter, all directors will stand for election for a one-year term and until such director’s successor is duly elected and qualified or until such director’s earlier death, resignation, or removal from office. Until then, with our current staggered Board structure, at least two annual meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered Board can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of the Board in a relatively short period of time.

Our third amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our third amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former of our directors, officers, stockholders, agents or other employees to us or our shareholders, or any claim for aiding and abetting such alleged breach, (3) any action asserting a claim against us or any director, officer, stockholder, agent, or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of

Chancery, or (4) any other action asserting a claim against us or any director, officer, stockholder, agent or other employee of ours that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to any claim (a) as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Delaware Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, or (c) arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XI of our third amended and restated certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our third amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our third amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

The issuance of additional common stock or other equity securities could have one or more of the following effects:

•our existing stockholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of our common stock may decline.

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

Factors affecting the trading price of our common stock may include:

•actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•our operating results failing to meet market expectations in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the self-storage and commercial industries and the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any significant change in the Board or management;
•sales of substantial amounts of common stock by our directors, executive officers, or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.

Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of our securities may not be predictable. A loss of investor confidence in the market for industrial or industrial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases could affect the trading price of our common stock.

In February 2024, our board of directors authorized a $100.0 share repurchase program. In May 2025, the share repurchase program was expanded by an additional $75.0. Although our board of directors has authorized a share repurchase program, and we have repurchased approximately $94.5 of our common stock as of January 3, 2026, the share repurchase program does not obligate us to repurchase any specific additional dollar amount or to acquire any specific additional number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.

Our ability to successfully operate our business depends largely upon the efforts of certain key personnel, including our executive officers. The loss of such key personnel could adversely affect the operations and profitability of our business.

Our ability to successfully operate our business depends upon the efforts of certain key personnel, including our executive officers. The unexpected loss of key personnel may adversely affect our operations and profitability. In addition, our future success depends in part on our ability to identify and retain key personnel to succeed senior management. Furthermore, while we have closely scrutinized the skills, abilities, and qualifications of the key Janus personnel that are or will be employed by us, our assessment may not prove to be correct. If such personnel do not possess the skills, qualifications, or abilities we expect or those necessary to manage a public company, the operations and profitability of our business may be negatively impacted.

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

Our third amended and restated certificate of incorporation renounced any interest or expectancy that we have in corporate opportunities that may be presented to our officers, directors, or stockholders or their respective affiliates, other than those officers, directors, stockholders, or affiliates who are ours or our subsidiaries’ employees. As a result, these persons are not required to offer certain business opportunities to us and may engage in business activities that compete with us.

Our non-employee directors and certain of their affiliates may engage in activities where their interests conflict with our interests, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business. Our third amended and restated certificate of incorporation provides that it does not have an interest or expectancy in corporate opportunities that may be presented to our directors or their respective affiliates, other than those directors who are our employees. Accordingly, our non-employee directors do not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Non-employee directors and their affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management Protocols and Strategy

Organizations in our industry are frequently confronted with a broad range of cybersecurity threats, ranging from uncoordinated, individual attempts to gain unauthorized access to an organization’s information technology (“IT”) environment to sophisticated and targeted cyberattacks sponsored by foreign governments and criminal enterprises. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats, a cybersecurity incident could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data, personally identifiable information, and other confidential or proprietary data (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include remediation and restoration costs, reputational damage, regulatory fines, litigation with third parties, and diminution in the value of our investment in research and development, which in turn could adversely affect our competitiveness and results of operations. Accordingly, cybersecurity is an important part of our Enterprise Risk Management (“ERM”) program, and we seek to address cybersecurity risks through a comprehensive, cross-functional approach.

Our cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. We have established certain controls and procedures, including an Incident Response Plan, that provide for the identification, analysis, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In particular, our Incident Response Plan: (i) is designed to identify and detect information security threats through various mechanisms, such as through security controls and third-party disclosures; and (ii) sets forth a process to (a) analyze any such threats detected within our IT environment or within a third-party’s IT environment, (b) contain cybersecurity threats under various circumstances, and (c) better ensure the Company can recover from cybersecurity incidents to a normal state of business operations. We have established and maintain other incident response and recovery plans that address our response to a cybersecurity incident.

All new hires are required to complete mandatory cybersecurity awareness training as part of the on-boarding process. Follow-on training is then assigned to all employees on a regular basis. Training assignments reinforce our security and information technology acceptable use policies, while also helping employees identify and properly respond to cybersecurity threats. To help assess and maintain awareness, training is supplemented with simulated phishing e-mails that are sent on a regular basis.

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

As part of its cybersecurity program, we deploy comprehensive measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including firewalls, anti-malware, intrusion prevention and detection systems, identity and access controls, software patching protocols, physical security measures, multi-factor authentication, and other tools to detect data exfiltration. We periodically assess and test our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents by assessing current threat intelligence from various sources, including but not limited to, certain key vendors, the United States Cybersecurity & Infrastructure Security Agency (“CISA”), and the open source threat intelligence community via open-source threat intelligence databases. Furthermore, we conduct periodic table top exercises, vulnerability and security testing, and “lessons learned” reviews from internal and industry related cybersecurity incidents. We have a process to report material results of such testing and assessments to the Board and our Audit Committee, and periodically make adjustments to our cybersecurity program based on these exercises and reviews. We engage third parties to conduct certain aspects of such testing and to assist with the Managed Detection and Response (“MDR”) of security events as well as the collection and reporting of data for cybersecurity key performance indicators (i.e., “KPIs”). We seek to identify and oversee cybersecurity risks presented by third parties and their systems from a risk-based perspective through a vendor management program, including annual reviews of key vendors’ adherence to cybersecurity compliance, the monitoring of alerts from CISA, as well as open-source threat intelligence.

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

Cybersecurity Governance

In light of the pervasive and increasing threat from cyberattacks, the Board and the Audit Committee, with input from management, assess cybersecurity threats and the measures implemented by us in an effort to mitigate and prevent cyberattacks. The Audit Committee consults with management regarding ongoing cybersecurity initiatives, and requests that management report to the Audit Committee or the full Board regularly on their assessment of our cybersecurity program and risks. Both the Audit Committee (on no less than a quarterly basis) and the full Board (on no less than an annual basis) receive regular reports from our Chief Information Officer (“CIO”) on cybersecurity risks, timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our information security and cybersecurity program is managed by a dedicated CIO, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our CIO has more than 25 years of experience in privately held and publicly traded companies and has an established track record of developing and overseeing cybersecurity programs. Additionally, our CIO holds a Bachelor of Science in Computer Science, a Master of Science in Information Technology, and specializations in AI Product Management and Machine Learning Operations. Our CIO provides periodic reports to our Board and Audit Committee as well as our Chief Financial Officer and other members of our senior management as appropriate. We have also established cross-functional teams to collaborate and communicate on cybersecurity-related issues. The reports to management include updates on cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Specifically, our management-driven ERM Committee and Incident Response team include executives from key departments across our businesses and each work collaboratively to ensure periodic reviews and assessments of our security environment are being observed.

As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. PROPERTIES

Our headquarters and principal executive office is located in Temple, Georgia. We have seven domestic offices, located in Georgia, North Carolina, and Utah, and two international offices, located in the United Kingdom. We own our office location in Temple, Georgia. All other office locations are leased.

We have eleven domestic manufacturing operations, located in Arizona, Georgia, Indiana, North Carolina, and Texas, in addition to three international manufacturing operations, located in Australia, Poland, and the United Kingdom. All of our manufacturing operations are leased. In addition, we have two domestic distribution centers, located in California and Florida, and three international distribution centers, located in Australia and Canada. All distribution centers are leased.

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses. Our expansion or consolidation of manufacturing facilities, distribution centers, or office space is made as appropriate to balance capacity with anticipated demand and to improve quality and service.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the NYSE under the symbol “JBI.” Our third amended and restated certificate of incorporation authorizes the issuance of 825,000,000 shares of common stock with a par value of $0.0001 per share. We had 138,858,171 shares of common stock issued and outstanding as of February 27, 2026.

Preferred Stock

Our third amended and restated certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 27, 2026, no shares of preferred stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.

Holders

As of the close of business on February 27, 2026, there were five holders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, and no holders of record of our preferred stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose common stock are held of record by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Repurchases

In the future we may repurchase our shares in open market transactions from time to time in accordance with federal securities laws, at our discretion. On February 28, 2024, our Board authorized a $100.0 share repurchase program. On May 15, 2025, the share repurchase program was expanded by an additional $75.0. Although our Board has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We may repurchase shares from time to time through open market transactions pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including our assessment of the intrinsic value of our common stock, the market price of our common stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to us, and other considerations. We are not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. We expect to fund repurchases by using cash on hand and expected free cash flow to be generated in the future.

The following table provides information with respect to our purchases of our common stock in the fiscal year ended January 3, 2026:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
December 29, 2024 - January 25, 2025	—	$—	—	$—
January 26, 2025 - February 22, 2025	—	—	—	—
February 23, 2025 - March 29, 2025	621,643	8.02	621,643	16.3
March 30, 2025 - April 26, 2025	—	—	—	—
April 27, 2025 - May 24, 2025	569,766	8.22	1,191,409	86.6
May 25, 2025 - June 28, 2025	651,906	8.11	1,843,315	81.3
June 29, 2025 - July 27, 2025	—	—	—	—
July 28, 2025 - August 24, 2025	—	—	—	—
August 25, 2025 - September 27, 2025	81,927	10.00	1,925,242	80.5
September 28, 2025 - October 25, 2025	—	—	—	—
October 26, 2025 - November 22, 2025	—	—	—	—
November 23, 2025 - January 3, 2026	—	—	—	—
Total	1,925,242	$8.19	1,925,242	$80.5
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
(2)The share price paid per share is exclusive of $0.2 of commission and excise taxes associated with the share repurchase transactions for the year ended January 3, 2026.

Shareholder Return Performance Graph

The following line graph compares the yearly change in our cumulative total shareholder return (stock price appreciation plus reinvestment of dividends) on our common stock with the cumulative total return of (1) the Russell 2000 Index (“Russell 2000”) and (2) the S&P Small Cap 600 Industrial Index (“S&P 600 Industrials Index”). This graph assumes a $100 investment in each of the Company, the S&P 600 Industrials Index, and the Russell 2000 at the close of trading on June 8, 2021.

Total Shareholder Return Performance
200.0
150.0
100.0
50.0
—
Index Value
6/8/21
12/31/21
12/30/22
12/29/23
12/27/24
1/02/26
Janus International
Russell 2000 Index
S&P 600 Industrials Index

The comparisons shown in the performance graph above are based on historical data, and are not indicative of, and are not intended to forecast, the potential future performance of our common stock. This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K (this “Annual Report”).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on February 26, 2025 for discussion and analysis of results of operations for the year ended December 28, 2024.

Certain information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements.

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
•Results of Operations: This section provides an analysis of our results of operations for the years ended January 3, 2026 and December 28, 2024.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended January 3, 2026 and December 28, 2024. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at January 3, 2026, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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

•Total revenues of $884.2 for the year ended January 3, 2026 compared to $963.8 for the year ended December 28, 2024.
•Net income was $53.8 for the year ended January 3, 2026 compared to $70.4 for the year ended December 28, 2024.
•Adjusted EBITDA was $168.2 for the year ended January 3, 2026 compared to $208.5 for the year ended December 28, 2024.
•Adjusted EBITDA as a percentage of revenue was 19.0% for the year ended January 3, 2026 compared to 21.6% for the year ended December 28, 2024.
•Cash flows from operations of $139.5 were generated for the year ended January 3, 2026 compared to $154.0 cash flows from operations for the year ended December 28, 2024.
•Common stock worth $16.0 was repurchased, which consisted of 1,925,242 shares as part of our $100.0 share repurchase program. This program was expanded by $75.0 during the fiscal year and we have $80.5 in remaining capacity under the program as of January 3, 2026.

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

Janus International is comprised of Janus International Europe Holdings Ltd. (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”). The Janus International segment produces and provides similar products and services as Janus North America but largely in Europe, the U.K., and Australia. Janus International represents approximately 5% to 15% of the Company’s consolidated revenue.

Basis of Presentation

The Consolidated Financial Statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Our fiscal year follows a 4-4-5 calendar which divides a year into four quarters of 13 weeks, grouped into two 4-week “months” and one 5-week “month.” The major advantage of a 4-4-5 calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of December. Fiscal year 2025, ending on January 3, 2026, and fiscal year 2024, ending on December 28, 2024, were comprised of 53 weeks and 52 weeks, respectively. All references to years, quarters, and months relate to fiscal periods rather than calendar periods, unless otherwise noted.

We have presented results of operations, including the related discussion and analysis for the year ended January 3, 2026 compared to the year ended December 28, 2024.

Components of Results of Operations

Product Revenues. Product revenues represent the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination. Product revenues also include all revenues affiliated with erecting a self-storage facility for our customers, which is recognized over time, over the life of the contract, which is generally less than a year. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels: new construction, R3, and commercial and other.

Service Revenues. Service revenues reflect installation services to customers for facilities, including steel roll-up and swing doors, hallway systems, and relocatable storage units, which are recognized over time based on the satisfaction of our performance obligation. We are highly integrated with customers at every phase of a project, including facility planning/design, construction, access control, and the R3 of damaged, or end-of-life products or rebranding of facilities due to market consolidation. Service revenues also include software license revenue generated through our Nokē Smart Entry platform and trucking terminal renovation, construction, remodeling, and maintenance services to provided to certain trucking customers. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels: new construction, R3, and commercial and other.

Service obligations are primarily short term and completed within a one-year time period. We expect our service revenue to increase as we add new customers and as our existing customers continue to add more content per square foot.

Product Cost of Revenues. Product costs of revenues includes the manufacturing cost of our steel roll-up and swing doors, rolling steel doors, steel structures, and hallway systems which primarily consists of amounts paid to our third-party contract suppliers and personnel-related costs directly associated with manufacturing operations, depreciation on certain assets, as well as other overhead and indirect costs. Our product cost of revenues includes warranty costs, excess and obsolete inventory charges, shipping costs, cost of spare or replacement parts, and an allocated portion of overhead costs, including depreciation. Product costs of revenues also include all costs affiliated with erecting a self-storage facility for our customers. We expect our product cost of revenues to correlate with our product revenues.

Service Cost of Revenues. Cost of services includes third-party installation-based subcontractor costs directly associated with the installation of our products. We expect our service cost of revenues to correlate with our service revenues.

Selling and Marketing Expense. Selling expenses consist primarily of compensation and benefits of employees engaged in selling activities as well as related travel, advertising, and trade shows/conventions. We expect selling expenses to correlate with overall revenues, with some deviations for strategic investments.

General and Administrative Expense. General and administrative (“G&A”) expenses are comprised primarily of expenses relating to back office employee compensation and benefits, provision for expected credit losses, travel, meals, and entertainment expenses as well as depreciation on certain assets, and amortization. We expect general and administrative expenses to correlate with overall revenues, with some deviations for strategic investments.

Interest Expense, net. Consists of interest expense on short-term and long-term debt and amortization on deferred financing fees (see Note 10 to our Consolidated Financial Statements in this Annual Report for additional information), partially offset by interest income earned on cash equivalents.

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

Human capital is also one of the main cost drivers of the manufacturing, selling, and administrative processes of Janus. As a result, headcount generally reflects our operational status, indicating whether the business is expanding or contracting. While we expect changes in our workforce to generally correlate to our operational performance, certain non-recurring events such as corporate restructuring, could impact general trends related to our headcount as the Company continues to develop an appropriate workforce composition to meet operational demand. As of January 3, 2026 and December 28, 2024, the Company’s headcount was 2,243 (including 426 temporary employees) and 2,271 (including 388 temporary employees), respectively.

The following tables set forth key performance measures for the years ended January 3, 2026 and December 28, 2024:

	Year Ended		Variance
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%
Total Revenue	$884.2	$963.8	$(79.6)	(8.3)%
Adjusted EBITDA*	$168.2	$208.5	$(40.3)	(19.3)%
Adjusted EBITDA (% of revenue)	19.0%	21.6%		(2.6)%
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

Total revenues decreased by $79.6 or 8.3% for the year ended January 3, 2026 compared to the year ended December 28, 2024, as a result of the continuation of the volume decline associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

Adjusted EBITDA decreased by $40.3 or 19.3% from the year ended January 3, 2026 compared to the year ended December 28, 2024, and Adjusted EBITDA as a percentage of revenue decreased 260bps for the year ended January 3, 2026 primarily attributable to a decline in sales price in conjunction with loss of leverage on our fixed costs. (See “Non-GAAP Financial Measures” section).

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

Service revenue is driven by the product revenue and the increase in value-added services, which consists primarily of installation and project management, and third-party security. We believe Janus differentiates itself through on-time delivery, efficient installation, customer service satisfaction, and a reputation for high quality products.

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

Tariffs and Trade Restrictions

Some of our products, components, and raw materials may be impacted by recent tariff announcements and restrictions on trade. On February 10, 2025, President Trump issued an executive order re-imposing 25% tariffs on steel imports from all sources under Section 232, effective March 12, 2025, ending country and product exemptions. Effective June 4, 2025, the tariffs on steel imports were increased to 50% for all countries other than the U.K. On February 20, 2026, the U.S. Supreme Court ruled that tariffs under IEEPA are unlawful. The Trump Administration responded by immediately revoking tariffs implemented under IEEPA and imposing a new 10% global tariff pursuant to Section 122 of the Trade Act of 1974, effective February 24, 2026 for a period of 150 days. While we cannot fully predict the impact of potential new tariffs on global trade and economic growth, we believe that our regional presence, strong customer relationships, and strategic approach to supplying raw materials for our operations positions us well to manage through these challenges. We actively monitor the regulatory environment and continue to make adjustments whenever necessary. Most of our steel strategically comes from domestic suppliers. We plan to continue to invest in our key strategic growth objectives while closely managing our cost structure and seeking alternative sources of supply to further reduce the impact of tariffs as appropriate. See Item 1A. Risk Factors – “Changes in U.S. trade policy and the imposition of tariffs could negatively impact our business, financial condition, and results of operations” for a further discussion on risks associated with tariffs and trade restrictions.

Results of Operations - Consolidated

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this document. We have derived this data from our Consolidated Financial Statements included elsewhere in this Annual Report. The following tables set forth our results of operations for the periods presented in dollars.

A detailed discussion of the prior year ended December 28, 2024 to the year ended December 30, 2023 year-over-year changes is not included herein and can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the year ended December 28, 2024 Annual Report on Form 10-K filed on February 26, 2025.

Consolidated Results of Operations

For the year ended January 3, 2026 compared to the year ended December 28, 2024

	Year Ended		Variance
(dollar amounts in table in millions)	January 3, 2026	December 28, 2024	$	%
REVENUES
Product revenues	$686.9	$779.4	$(92.5)	(11.9)%
Service revenues	197.3	184.4	12.9	7.0%
Total revenues	$884.2	$963.8	$(79.6)	(8.3)%
Product cost of revenues	404.5	442.3	(37.8)	(8.5)%
Service cost of revenues	136.7	123.7	13.0	10.5%
Cost of revenues	$541.2	$566.0	$(24.8)	(4.4)%
GROSS PROFIT	$343.0	$397.8	$(54.8)	(13.8)%
OPERATING EXPENSES
Selling and marketing	68.0	68.1	(0.1)	(0.1)%
General and administrative	162.8	171.1	(8.3)	(4.9)%
Impairment	0.7	12.0	(11.3)	(94.2)%
Operating Expenses	$231.5	$251.2	$(19.7)	(7.8)%
INCOME FROM OPERATIONS	$111.5	$146.6	$(35.1)	(23.9)%
Interest expense, net	(36.8)	(49.6)	12.8	(25.8)%
Gain on sale of manufacturing facility	—	5.0	(5.0)	(100.0)%
Loss on extinguishment and modification of debt	—	(1.7)	1.7	(100.0)%
Other income	1.7	—	1.7	100.0%
Other Expense, Net	$(35.1)	$(46.3)	$11.2	(24.2)%
INCOME BEFORE TAXES	$76.4	$100.3	$(23.9)	(23.8)%
Provision for Income Taxes	22.6	29.9	(7.3)	(24.4)%
NET INCOME	$53.8	$70.4	$(16.6)	(23.6)%

Adjusted EBITDA*	$168.2	$208.5	$(40.3)	(19.3)%
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

Consolidated Revenues

	Year Ended		Variance		Variance Breakdown
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$686.9	$779.4	$(92.5)	(11.9)%	$—	$(92.5)	(11.9)%
Service revenues	197.3	184.4	12.9	7.0%	7.3	5.6	3.0%
Total revenues	$884.2	$963.8	$(79.6)	(8.3)%	$7.3	$(86.9)	(9.0)%

Total revenue declined $79.6 for the year ended January 3, 2026 compared to the year ended December 28, 2024. The organic revenue decline for the year ended January 3, 2026 is 75% attributed to the overall decline in volume with the residual 25% decline being attributed to price associated with uncertainty in the economic and interest rate environment. The organic decline was partially offset by $7.3 in inorganic revenue from the T.M.C. Acquisition as well as favorable currency impact during the year.

The following tables and discussion compare Janus’s sales by sales channel:

(dollar amounts in millions)	Year Ended				Variance
Consolidated	January 3, 2026	% of Total Sales	December 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$364.0	41.2%	$416.3	43.2%	$(52.3)	(12.6)%
Self-storage - R3	233.7	26.4%	245.7	25.5%	(12.0)	(4.9)%
Total self-storage	597.7	67.6%	662.0	68.7%	(64.3)	(9.7)%

Commercial and other	286.5	32.4%	301.8	31.3%	(15.3)	(5.1)%
Total revenues	$884.2	100.0%	$963.8	100.0%	$(79.6)	(8.3)%

New construction revenues decreased by $52.3 or 12.6% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The decrease in the year ended January 3, 2026 is primarily due to a decline in volume associated with uncertainty in the economic and interest rate environment.

R3 revenues decreased by $12.0 or 4.9% for the year ended January 3, 2026 compared to the year ended December 28, 2024. R3 revenues decreased due to macroeconomic uncertainty as well as an approximately 30% decline in facility expansion and retail big-box conversion activity.

Commercial and other revenues decreased by $15.3 or 5.1% for the year ended January 3, 2026 compared to the year ended December 28, 2024. These decreases were attributable to a decline in volumes related to market softness for rolling sheet doors.

Consolidated Cost of Revenues

	Year Ended		Variance		Variance Breakdown
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$404.5	$442.3	$(37.8)	(8.5)%	$—	$(37.8)	(8.5)%
Service cost of revenues	136.7	123.7	13.0	10.5%	3.9	$9.1	7.4%
Cost of revenues	$541.2	$566.0	$(24.8)	(4.4)%	$3.9	$(28.7)	(5.1)%

Total cost of revenues decreased $24.8 or 4.4% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The decrease in product cost of revenues of $37.8 for the year ended January 3, 2026 is primarily attributable to the decline in volume. The $13.0 increase in service cost of revenues is primarily aligned with the growth in revenues at our International segment as well as operational costs of T.M.C., which was acquired during the second quarter of fiscal year 2024.

Operating Expenses - Selling and marketing

Selling and marketing expense decreased $0.1 or 0.1% for the year ended January 3, 2026 compared to the year ended December 28, 2024.

Operating Expenses - General and administrative

General and administrative expenses decreased by $8.3 or 4.9% for the year ended January 3, 2026 compared to December 28, 2024. This decrease was primarily the result of the prior period recognition of bad debt expense of $15.7. The decrease was partially offset by increases in employee related expenses, including an increase in stock based compensation expense of $5.5.

Intangible Asset Impairment

For the year ended January 3, 2026, we recognized a non-cash impairment of $0.7 related to our ACT tradename as well as certain customer relationship intangible assets. For the year ended December 28, 2024, we recognized a $12.0 non-cash impairment of the tradename related to our DBCI business primarily due to an overall change in brand strategy.

Interest Expense, net

Interest expense, net decreased $12.8 to $36.8 or 25.8% for the year ended January 3, 2026 compared to the year ended December 28, 2024 primarily due to a voluntary debt repayments of $40.0 during the 2025 fiscal year and $21.9 during the 2024 fiscal year as well as a lower overall interest rate from the April 2024 Repricing Agreement. Additionally, due to our investment in cash equivalents, we earned in interest income of $5.6 for the year ended January 3, 2026 compared to $2.1 for the year ended December 28, 2024. (See “Liquidity and Capital Resources” section).

Income Taxes

Income tax expense decreased by $7.3 or 24.4% to $22.6 for the year ended January 3, 2026 from $29.9 for the year ended December 28, 2024, due to the year over year decrease of income before taxes.

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

Results of Operations - Janus North America

For the year ended January 3, 2026 compared to the year ended December 28, 2024

	Year Ended		Variance
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%
REVENUES
Product revenues	$633.6	$738.6	$(105.0)	(14.2)%
Service revenues	150.0	154.0	(4.0)	(2.6)%
Total revenues	$783.6	$892.6	$(109.0)	(12.2)%
Product cost of revenues	365.0	410.5	(45.5)	(11.1)%
Service cost of revenues	101.7	102.3	(0.6)	(0.6)%
Cost of revenues	$466.7	$512.8	$(46.1)	(9.0)%
GROSS PROFIT	$316.9	$379.8	$(62.9)	(16.6)%
OPERATING EXPENSES
Selling and marketing	63.0	63.6	(0.6)	(0.9)%
General and administrative	148.4	157.6	(9.2)	(5.8)%
Impairment	0.7	12.0	(11.3)	(94.2)%
Operating Expenses	$212.1	$233.2	$(21.1)	(9.0)%
INCOME FROM OPERATIONS	$104.8	$146.6	$(41.8)	(28.5)%

Adjusted EBITDA*	$156.6	$206.3	$(49.7)	(24.1)%
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

Janus North America Revenues

	Year Ended		Variance		Variance Breakdown
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$633.6	$738.6	$(105.0)	(14.2)%	$—	$(105.0)	(14.2)%
Service revenues	150.0	154.0	(4.0)	(2.6)%	7.3	$(11.3)	(7.3)%
Total revenues	$783.6	$892.6	$(109.0)	(12.2)%	$7.3	$(116.3)	(13.0)%

Total revenue declined $109.0 for the year ended January 3, 2026 compared to the year ended December 28, 2024. The organic revenue decline for the year ended January 3, 2026 is 75% attributed to the overall decline in volume with the residual 25% decline being attributed to price associated with uncertainty in the economic and interest rate environment. The organic decline was partially offset by $7.3 in inorganic revenue from the T.M.C. Acquisition.

The following tables and discussion compare Janus North America revenues by sales channel.

	Year Ended				Variance
(dollar amounts in millions)	January 3, 2026	% of Total Sales	December 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$271.4	34.6%	$354.0	39.7%	$(82.6)	(23.3)%
Self-storage - R3	222.4	28.4%	234.3	26.2%	(11.9)	(5.1)%
Total self-storage	493.8	63.0%	588.3	65.9%	(94.5)	(16.1)%

Commercial and Other	289.8	37.0%	304.3	34.1%	(14.5)	(4.8)%
Total	$783.6	100.0%	$892.6	100.0%	$(109.0)	(12.2)%

New Construction revenues decreased by $82.6 or 23.3% for the year ended January 3, 2026 compared to the year ended December 28, 2024 primarily due to a decline in volume associated with uncertainty in the economic and interest rate environment.

R3 revenues decreased by $11.9 or 5.1% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The R3 sales decrease was due to macroeconomic uncertainty as well as an approximately 30% decline in facility expansion and retail big-box conversion activity.

Commercial and Other revenues decreased by $14.5 or 4.8% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The decrease was attributable to a decline in volumes for rolling sheet doors.

Janus North America Cost of Revenues

	Year Ended		Variance		Variance Breakdown
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$365.0	$410.5	$(45.5)	(11.1)%	$—	$(45.5)	(11.1)%
Service cost of revenues	101.7	102.3	(0.6)	(0.6)%	3.9	(4.5)	(4.4)%
Cost of revenues	$466.7	$512.8	$(46.1)	(9.0)%	$3.9	$(50.0)	(9.8)%

The cost of revenues decreased $46.1 or 9.0% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The decrease in product cost of revenues of $45.5 for the year ended January 3, 2026 is primarily attributable to the decline in volume. The $0.6 decrease in service cost of revenue is primarily attributable to the T.M.C. Acquisition offset by the decline in organic volume for the year ended January 3, 2026 compared to the year ended December 28, 2024.

Operating Expenses - Selling and marketing

Selling and marketing expenses decreased $0.6 or 0.9% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The decrease was primarily due to decreases in employee related expenses.

Operating Expenses - General and administrative

General and administrative expenses decreased $9.2 or 5.8% for the year ended January 3, 2026 compared to the year ended December 28, 2024. This decrease was primarily the result of the prior period recognition of bad debt expense of $15.7. These decrease is partially offset by increases in employee related expenses, including an increase in stock based compensation expense of $5.3.

Intangible Asset Impairment

For the year ended January 3, 2026, the Company recognized a non-cash impairment of $0.7 related to our ACT tradename as well as certain customer relationship intangible assets. For the year ended December 28, 2024, we recognized a $12.0 non-cash impairment of the tradename related to our DBCI business primarily due to an overall change in brand strategy.

Income from Operations

Income from operations decreased by $41.9 or 28.6% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The decrease is primarily due to a decline in sales volume and fixed cost leverage.

Adjusted EBITDA

Adjusted EBITDA decreased by $49.7 or 24.1% for the year ended January 3, 2026 compared to the year ended December 28, 2024, primarily due to a decrease in revenue yielding a decline in gross profit of $62.9 which was not fully offset by decreases in general and administrative expenses.

INTERNATIONAL

Results of Operations - Janus International - For the year ended January 3, 2026 compared to the year ended December 28, 2024:

	Year Ended		Variance
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%
REVENUE
Product revenues	$56.6	$43.2	$13.4	31.0%
Service revenues	47.3	30.4	16.9	55.6%
Total revenues	$103.9	$73.6	$30.3	41.2%
Product cost of revenues	42.8	33.3	9.5	28.5%
Service cost of revenues	35.0	22.3	12.7	57.0%
Cost of revenues	$77.8	$55.6	$22.2	39.9%
GROSS PROFIT	$26.1	$18.0	$8.1	45.0%
OPERATING EXPENSES
Selling and marketing	5.0	4.5	0.5	11.1%
General and administrative	14.4	13.5	0.9	6.7%
Operating Expenses	$19.4	$18.0	$1.4	7.8%
INCOME FROM OPERATIONS	$6.7	$—	$6.7	100.0%

Adjusted EBITDA*	$11.6	$2.2	$9.4	427.3%
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

Janus International Revenues

	Year Ended		Variance
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%
Product revenues	$56.6	$43.2	$13.4	31.0%
Service revenues	47.3	30.4	16.9	55.6%
Total revenues	$103.9	$73.6	$30.3	41.2%

Total revenue increased by $30.3 or 41.2% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The increase in revenues is primarily due to an increase in volume compared to the prior year.

The following table illustrates the revenues by sales channel for the years ended January 3, 2026 and December 28, 2024.

	Year Ended				Variance
(dollar amounts in millions)	January 3, 2026	% of Total Sales	December 28, 2024	% of Total Sales	$	%
Self-storage - new construction	$92.6	89.1%	$62.2	84.5%	$30.4	48.9%
Self-storage - R3	11.3	10.9%	11.4	15.5%	(0.1)	(0.9)%
Total	$103.9	100.0%	$73.6	100.0%	$30.3	41.2%

New Construction revenues increased by $30.4 or 48.9% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The increase in New Construction revenues is primarily due to an increase in volume as compared to the prior year due to gains in overall market share as well as favorable currency impact during the fiscal year.

R3 revenues decreased by $0.1 or 0.9% for the year ended January 3, 2026 compared to the year ended December 28, 2024.

Janus International Cost of Revenues

	Year Ended		Variance
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%
Product cost of revenues	$42.8	$33.3	$9.5	28.5%
Service cost of revenues	35.0	22.3	12.7	57.0%
Cost of revenues	$77.8	$55.6	$22.2	39.9%

Cost of revenues increased by $22.2 or 39.9% for the year ended January 3, 2026 compared to the year ended December 28, 2024. The change in cost of revenues is generally aligned with the changes in revenues following volume activity.

Operating Expenses - General and administrative

General and administrative expenses increased $0.9 or 6.7% for the year ended January 3, 2026 compared to the year ended December 28, 2024. This increase was primarily due to the increase in volume activities partially offset by our restructuring initiatives.

Income from Operations

Income from operations increased by $6.7 for the year ended January 3, 2026 compared to the year ended December 28, 2024. The increase for the period is primarily due to an increase in sales volume.

Adjusted EBITDA

Adjusted EBITDA increased by $9.4 or 427.3% compared to the year ended December 28, 2024, primarily due to increases in revenues.

Results of Operations - Eliminations

Eliminations include transactions to account for intercompany activity. The eliminations necessary to arrive at consolidated financial information activity for the years ended January 3, 2026 and December 28, 2024 are as follows:

Revenues

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024
North America Segment revenues before eliminations	$783.6	$892.6
International Segment revenues before eliminations	103.9	73.6
Intersegment Eliminations	(3.3)	(2.4)
Consolidated total revenues	$884.2	$963.8

Cost of revenues

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024
North America Segment cost of revenues before eliminations	$466.7	$512.8
International Segment cost of revenues before eliminations	77.8	55.6
Intersegment Eliminations	(3.3)	(2.4)
Consolidated total cost of revenues	$541.2	$566.0

Revenues by sales channel

(dollar amounts in millions)	North America Revenues	International Revenues	Eliminations	Consolidated Revenues
January 3, 2026
Self-storage - new construction	$271.4	$92.6	$—	$364.0
Self-storage - R3	222.4	11.3	—	233.7
Commercial and Other	289.8	—	(3.3)	286.5
	$783.6	$103.9	$(3.3)	$884.2
December 28, 2024
Self-storage - new construction	$354.0	$62.2	—	$416.2
Self-storage - R3	234.3	11.4	—	245.7
Commercial and Other	304.3	—	(2.4)	301.9
	$892.6	$73.6	$(2.4)	$963.8

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

Cash Management

We manage our operating cash management activities through banking relationships for the domestic entities and international entities. Domestic subsidiaries monitor cash balances on a monthly basis and excess cash is transferred to us to pay down intercompany debt, interest on the intercompany debt, and intercompany sales of products and materials and other services. International subsidiaries monitor excess cash balances on a periodic basis and transfer excess cash flow to us in the form of a dividend. We compile a monthly standalone business unit and consolidated 13-week cash flow forecast to monitor various cash activities and forecast cash balances to fund operational activities.

Foreign Exchange

We have operations in various foreign countries, principally the United Kingdom, France, Australia, Canada and Poland. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Debt Profile

(dollar amounts in millions)	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					January 3, 2026	December 28, 2024
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	6.32% (2)	$551.0	$598.5
Financing leases					2.2	3.4
Total principal debt					$553.2	$601.9
Less: unamortized deferred financing fees					7.5	9.9
Less: current portion of long-term debt					6.9	8.8
Long-term debt, net of current portion					$538.8	$583.2
(1)Represents the original issuance date for the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). Subsequent to the original issuance of the First Lien Term Loan, we have amended the First Lien Term Loan on a number of occasions, including most recently on February 2, 2026 when we completed a repricing pursuant to the 2026 Repricing Amendment described below.
(2)The interest rate on the 2024 Repricing Amendment as of January 3, 2026, was 6.32%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.50%.

First Lien Term Loan - In April 2024, we made a voluntary prepayment of $21.9 toward the First Lien Term Loan. We used cash on hand to make the voluntary prepayment.

On April 30, 2024, we completed a repricing pursuant to Amendment No. 7 (the “2024 Repricing Amendment”) to the First Lien Term Loan. The 2024 Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the SOFR rate. In addition to the change in the applicable margin rate, we are no longer subject to a Credit Spread Adjustment (“CSA”) rate of 0.1%. Interest is payable in arrears (with respect to base rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The interest rate on the First Lien Term Loan as of January 3, 2026, was 6.32%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin of 2.50%. In conjunction with the 2024 Repricing Amendment, we incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred financing costs and were expensed within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive Income. See Note 10 to our Consolidated Financial Statements in this Annual Report for a further discussion.

In March 2025, we made a voluntary prepayment of $40.0 towards the First Lien Term Loan. We used cash on hand to make the voluntary prepayment.

On February 2, 2026, we completed a repricing pursuant to Amendment No. 8 (the “ 2026 Repricing Amendment”) to the First Lien Term Loan, dated as of February 12, 2018, by and among Janus Intermediate, LLC, our wholly owned subsidiary (“Janus Intermediate”), Janus Core, our wholly owned subsidiary, Goldman Sachs Bank USA (as successor to UBS AG, Stamford Branch), as administrative agent and collateral agent and the other parties thereto. The 2026 Repricing Amendment reduces the applicable interest rate margins on the First Lien’s term loans by 50 basis points to 1.00% (for the term loans bearing interest at rates based on the base rate) and to 2.00% (for the term loans bearing interest at rates based on the secured overnight financing rate).

Line of Credit - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028. The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of January 3, 2026. As of January 3, 2026, the interest rate in effect for the facility was 5.42%. The line of credit is secured by accounts receivable and inventories. See Note 9 to our Consolidated Financial Statements in this Annual Report for a further discussion.

As of January 3, 2026, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

As of January 3, 2026 and December 28, 2024, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of January 3, 2026 and December 28, 2024 was approximately $66.1 and $82.0, respectively.

Statement of Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

Year ended January 3, 2026 compared to the year ended December 28, 2024:

	Year Ended		Variance
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%
Net cash provided by operating activities	$139.5	$154.0	$(14.5)	(9.4)%
Net cash used in investing activities	(25.6)	(73.1)	47.5	(65.0)%
Net cash used in financing activities	(69.4)	(103.0)	33.6	(32.6)%
Effect of foreign currency rate changes on cash	0.6	(0.3)	0.9	300.0%
Net increase (decrease) in cash	$45.1	$(22.4)	$67.5	(301.3)%

Net cash provided by operating activities

Net cash provided by operating activities decreased by $14.5, or 9.4%, to $139.5 for the year ended January 3, 2026, compared to $154.0 for the year ended December 28, 2024. This was primarily driven by a $10.2 reduction in net cash activity from net working capital requirements, as well as a $4.3 decrease in net income adjusted for non-cash items.

Net cash used in investing activities

Net cash used in investing activities decreased by $47.5 or 65.0% for the year ended January 3, 2026, compared to the prior year. This decrease was primarily due to the T.M.C. Acquisition, which resulted in $59.4 of cash outflows during the 2024 fiscal year.

Net cash used in financing activities

Net cash used in financing activities decreased by $33.6 or 32.6% for the year ended January 3, 2026, compared to the prior year. This was driven by a decrease in share repurchases of $15.9 as compared to $78.8 in the prior year, which was partially offset by increased debt payments, net of debt proceeds, of $47.5 during the year ended January 3, 2026, compared to $24.9 in the year ended December 28, 2024.

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

Adjusted EBITDA

We use adjusted EBITDA, a non-GAAP financial measure, to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. EBITDA is earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

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
•exclude non-recurring items which are outside of our normal operations (e.g., the extinguishment of debt); and
•may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other acquisition related and other non-recurring items that Janus excludes in the calculation of these non-GAAP financial measures may differ from the expenses and acquisition related and other non-recurring items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.

Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following tables present a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Year Ended		Variance
(dollar amounts in millions)	January 3, 2026	December 28, 2024	$	%
Net Income	$53.8	$70.4	$(16.6)	(23.6)%
Interest, net	36.8	49.6	(12.8)	(25.8)%
Income taxes	22.6	29.9	(7.3)	(24.4)%
Depreciation	12.9	12.0	0.9	7.5%
Amortization	33.2	32.0	1.2	3.8%
EBITDA*	$159.3	$193.9	$(34.6)	(17.8)%
Restructuring charges (income)(1)	3.5	(2.9)	6.4	(220.7)%
Acquisition expense(2)	4.2	3.5	0.7	20.0%
Impairment(3)	0.7	12.0	(11.3)	(94.2)%
Loss on extinguishment and modification of debt(4)	—	1.7	(1.7)	(100.0)%
Other	0.5	0.3	0.2	66.7%
Adjusted EBITDA*	$168.2	$208.5	$(40.3)	(19.3)%
(1)Restructuring charges consist of the following: 1) facility relocations, 2) severance and hiring costs associated with our strategic transformation, including leadership team changes, and 3) strategic business assessment and transformation projects.
(2)Expenses related to various professional fees, acquisition related compensation, and various acquisition related activities.

(3)Impairment consists of the write down of the ACT Tradename intangible asset and certain customer relationship intangible assets during the year ended January 3, 2026 and the write down of the DBCI Tradename intangible asset during the year ended December 28, 2024, respectively.
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

Credit Ratings

Costs of borrowing and our respective ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term credit ratings assigned to our respective debt by the major credit rating agencies.

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

Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of January 3, 2026, our outlook and current debt ratings are as follows:

	S&P	Moody’s
Corporate	BB-	Ba3
Senior secured long-term debt(1)	BB	Ba3
Outlook	Stable	Stable
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
Contractual Obligations

Summarized below are our contractual obligations as of January 3, 2026 and their expected impact on our liquidity and cash flows in future periods:

(dollar amounts in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Debt obligations	$551.0	$6.0	$12.0	$533.0	$—
Finance lease obligations	2.2	0.9	1.2	0.1	—
Unconditional purchase obligations	10.3	8.4	1.9	—	—
Operating lease obligations	77.2	8.3	15.1	11.8	42.0
Total	$640.7	$23.6	$30.2	$544.9	$42.0

Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First Lien Term Loan has a maturity date of August 3, 2030. (See Note 10, Long-Term Debt, to our Consolidated Financial Statements in this Annual Report for a further discussion).

Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of eleven real property leases with expiration dates ranging from 2031–2044. Finance and operating lease obligations are presented net of imputed interest. (See Note 5, Leases, to our Consolidated Financial Statements in this Annual Report for a further discussion of future lease payments).

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

The table above does not include $4.4 in estimated warranty liabilities because it is not certain when or if these liabilities will be funded.

In addition to the contractual obligations and commitments listed and described above, we also had another commitment for which we are contingently liable as of January 3, 2026 and December 28, 2024 consisting of an outstanding letter of credit of $0.4.

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

Off-Balance Sheet Arrangements

As of January 3, 2026, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Critical Accounting Estimates

For the critical Accounting Estimates used in preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, results from operations and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, business combinations, goodwill and indefinite-life intangible valuations and allowance for credit losses. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results of our reports may differ from these estimates. The following critical accounting estimates affect the more significant estimates, assumptions, and judgments we use to prepare these consolidated financial statements.

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

Goodwill and Indefinite-Life Intangible Valuations

Our business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of our total assets. Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include customer relationships, tradenames and trademarks, software, and other specifically identifiable assets. Certain tradenames and trademarks are deemed to be indefinite-lived.

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill has an indefinite useful life, and is not amortized, but instead tested for impairment annually on the first day of the fourth quarter of or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). We test for goodwill impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.

ASC 350 allows an optional qualitative assessment as part of annual impairment testing, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If a qualitative assessment determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, we may elect to proceed directly to the quantitative impairment test.

In conducting a qualitative assessment, we analyze actual and projected growth trends for net sales and margin for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, we assess factors that may impact our business, including macroeconomic conditions and the related impact, market-related exposures, plans to market for sale all or a portion of our business, competitive changes, new or discontinued product lines, changes in key personnel, and any potential risks to projected financial results.

If performed, the quantitative test compares the fair value of a reporting unit with its carrying amount. We determine the fair value of each reporting unit by estimating the present value of expected future cash flows, discounted by the applicable discount rate, and peer company multiples. If the carrying value exceeds the fair value, we recognize an impairment loss in the amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.

In performing a quantitative assessment of indefinite-life intangible assets other than goodwill, primarily tradenames and trademarks, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market based weighted-average cost of capital. If the estimated fair value of the indefinite-life intangible asset is less than its carrying value, we would recognize an impairment loss. If actual results are not consistent with management’s estimate and assumptions, a material impairment charge of our trademarks and trade names could occur, which could have an adverse effect on our financial condition and results of operations.

We performed our annual goodwill impairment testing as of October 1, 2025, by performing a quantitative assessment as noted above for each reporting unit, using our best estimates for assumptions regarding future revenues, discount rates, and long-term growth rates to estimate the fair value of our reporting units. Based on the results of this assessment, the fair value of all of our reporting units exceeded their carrying values, however, we identified two reporting units for which the fair values were not substantially in excess of their carrying values.

Our Betco reporting unit had a fair value in excess of 11.3% of its carrying value of $97.6 and our TMC reporting unit had a fair value in excess of 10.5% of its carrying value of $67.0. As of January 3, 2026, our Betco and TMC reporting units had goodwill balances of $22.7 and $14.8, respectively.

We performed our annual impairment test for our indefinite-lived intangible assets other than goodwill as of October 1, 2025 using the relief-from-royalty method using our best estimates for assumptions related to our projected long-range revenues, discount rates and royalty rates. All of our indefinite-lived trademarks were determined to have concluded fair values in excess of their carrying values with the exception of our ACT tradename for which we recorded a $0.3 impairment charge for the year ended January 3, 2026.

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

Recently Issued Accounting Standards

See Note 2 to our Consolidated Financial Statements in this Annual Report for a discussion of recently issued accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exposures

We are exposed to foreign currency exchange risk related to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates; particularly, the United Kingdom, Australia, and Poland. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the other income (expense) in our Consolidated Statement of Operations and Comprehensive Income. In turn, subsidiary income statement balances that are denominated in currencies other than the U.S. dollar are translated into U.S. dollars, our functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive (loss) income. The assets and liabilities of subsidiaries that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

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

Raw Material Price Exposures and Concentration of Supplier Risk

Our biggest raw material spend is steel coils, which is subject to price volatility due to external factors, and comprises approximately of 55% to 60% of raw material spend on a consolidated level for the fiscal years ended January 3, 2026 and December 28, 2024. Historically, these costs were managed through our expected sales volume, yielding an expected steel coil usage for our procurement team to manage the order to fulfillment schedule. We fulfill those steel coil purchases through dual sourcing strategies with multiple vendors. Prices for spot market purchases were negotiated on a continuous basis in line with the market at the time. Other than short term supply contracts and occasional strategic purchases of larger quantities of certain raw materials, we generally buy materials on an as-needed basis. Periodically, we enter into fixed price and fixed supply agreements to combat fluctuations in the price of steel locking in prices and will continue to do so in the future. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.

Interest Rate Exposure

As indicated in Note 10, Long-term Debt, of our Consolidated Financial Statements, for the year ended January 3, 2026, outstanding borrowings under our credit facilities include a First Lien term loan. On April 30, 2024, we completed a repricing pursuant to the 2024 Repricing Amendment to the First Lien Term Loan. The 2024 Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the SOFR rate. In addition to the change in the applicable margin rate, we are no longer subject to a CSA rate of 0.10%. Interest is payable in arrears (with respect to base rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The interest rate on the Amendment No. 7 First Lien term loan as of January 3, 2026 was 6.32%.

As indicated in Note 9, Line of Credit, of our Consolidated Financial Statements, we have a $125.0 revolving credit facility with a financial institution. On August 3, 2023, we refinanced the revolving credit facility, pursuant to the 2023 LOC Agreement. Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028. As of January 3, 2026, the Adjusted Term SOFR interest rate for the facility was 5.42%.

We experience risk related to fluctuations in the SOFR rate and base rate at any given time. Taking into account the SOFR floor of 1.00%, a hypothetical increase or decrease in 100 basis points of the SOFR rate on the amounts outstanding under the First Lien Term Loan as of January 3, 2026, would have led to an approximate $5.5 increase or $5.5 decrease in the interest expense of the First Lien Term Loan on an annual basis. We may consider using interest rate hedges in the future to combat potential interest rate exposure. Refer to Item 1A. Risk Factors for further information on the risks associated with our interest rate exposure.

Credit Risk

As of January 3, 2026 and December 28, 2024, our cash was maintained at major financial institutions in the United States, United Kingdom, and Australia, and our current deposits are likely in excess of insured limits. Based on the information available as of the date of this Annual Report, these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products and services to established customers. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed, deposits are required for select customers, and lien rights on any jobs in which we provide subcontracted installation services are available. As of January 3, 2026 and December 28, 2024 , there were no customers that represented more than 10% of accounts receivable.

Impact of Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results if we are unsuccessful in passing such inflationary increases on to our customers in the form of higher prices.

Tariff Risk

Certain components, raw materials, and commodities we use are subject to tariffs. There remains uncertainty on how recently enacted tariffs and potential future tariffs may affect the price of these raw materials and commodities long term. We are continuously assessing potential supply chain vulnerability and implementing strategies to mitigate potential tariff impacts. We are also utilizing domestic suppliers where possible to reduce supply chain and cost risks. Additionally, we continue to explore alternative supply sources and evaluate shifts in demand. See Part I – Item 1A. Risk Factors – “Changes in U.S. trade policy and the imposition of tariffs may have a material adverse impact on our business and results of operations” for a further discussion on tariff risks.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Janus International Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Janus International Group, Inc. and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as described in Notes 2 and 18. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Certain service revenues recognized over time using cost-to-cost percentage of completion
As discussed in Notes 2, 14 and 18 to the consolidated financial statements, the Company recognized $150.0 million of service revenues within its North America segment for the year ended January 3, 2026. Service revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company. For revenue recognized over time, the Company utilizes the cost-to-cost input method as the most accurate measure of when goods and services are transferred to the customer. Under this method, the Company estimates the costs to complete individual contracts and recognizes revenue proportionately to the total contract price deemed complete, based on the relationship of costs incurred to date to total anticipated costs.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process, including controls related to the development of the percentage of completion assumption for uncompleted contracts. We selected a sample of uncompleted service revenue contracts and, for each sampled contract, assessed the percentage of completion assumption used to recognize service revenues by:
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
March 4, 2026

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Janus International Group, Inc.
Temple, Georgia
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), as described in Notes 2 and 18, the accompanying consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows of Janus International Group, Inc. (the “Company”) for the fiscal year ended December 30, 2023 (the 2023 consolidated financial statements before the effects of the change in accounting due to the adoption of ASU 2023-07 described in Notes 2 and 18 are not presented herein). In our opinion, the 2023 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting due to the adoption of ASU 2023-07 described in Notes 2 and 18, present fairly, in all material respects, the Company’s results of operations and cash flows for the fiscal year ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting due to the adoption of ASU 2023-07 described in Notes 2 and 18 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KPMG LLP.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Atlanta, Georgia
February 28, 2024

Janus International Group, Inc.

Consolidated Balance Sheets
(amounts in millions, except share and per share data)

	January 3, 2026	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$194.4	$149.3
Accounts receivable, less allowance for credit losses of $12.1 and $18.1 as of January 3, 2026 and December 28, 2024, respectively	107.9	136.5
Contract assets	27.6	23.2
Inventories	58.6	53.3
Prepaid expenses	9.5	7.2
Other current assets	23.8	16.0
Total current assets	$421.8	$385.5
Property, plant, and equipment, net	66.2	56.8
Right-of-use assets, net	73.4	59.7
Intangible assets, net	341.1	373.5
Goodwill	383.9	383.1
Deferred tax assets, net	13.3	36.9
Other assets	5.3	5.8
Total assets	$1,305.0	$1,301.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40.7	$53.9
Contract liabilities	16.7	17.9
Current maturities of long-term debt	6.9	8.8
Accrued expenses and other current liabilities	55.0	56.2
Total current liabilities	$119.3	$136.8
Long-term debt, net	538.8	583.2
Deferred tax liabilities, net	3.1	1.7
Other long-term liabilities	71.3	60.8
Total liabilities	$732.5	$782.5
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 148,439,716 and 147,280,524 shares issued as of January 3, 2026 and December 28, 2024, respectively	$—	$—
Treasury stock, at cost, 9,583,103 and 7,276,549 shares as of January 3, 2026 and December 28, 2024, respectively	(100.4)	(81.4)
Additional paid in capital	315.9	299.7
Accumulated other comprehensive loss	(1.1)	(3.8)
Retained earnings	358.1	304.3
Total stockholders’ equity	$572.5	$518.8
Total liabilities and stockholders’ equity	$1,305.0	$1,301.3

See accompanying Notes to the Consolidated Financial Statements

Janus International Group, Inc.

Consolidated Statements of Operations and Comprehensive Income
(amounts in millions, except share and per share data)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023

REVENUES
Product revenues	$686.9	$779.4	$909.8
Service revenues	197.3	184.4	156.6
Total revenues	$884.2	$963.8	$1,066.4
Product cost of revenues	404.5	442.3	500.8
Service cost of revenues	136.7	123.7	115.9
Cost of revenues	$541.2	$566.0	$616.7
GROSS PROFIT	$343.0	$397.8	$449.7
OPERATING EXPENSES
Selling and marketing	68.0	68.1	65.5
General and administrative	162.8	171.1	138.5
Impairment	0.7	12.0	—
Operating expenses	$231.5	$251.2	$204.0
INCOME FROM OPERATIONS	$111.5	$146.6	$245.7
Interest expense, net	(36.8)	(49.6)	(60.0)
Gain on sale of manufacturing facility	—	5.0	—
Loss on extinguishment and modification of debt	—	(1.7)	(3.9)
Other income, net	1.7	—	1.0
Other Expense, Net	$(35.1)	$(46.3)	$(62.9)
INCOME BEFORE TAXES	$76.4	$100.3	$182.8
Provision for income taxes	22.6	29.9	47.1
NET INCOME	$53.8	$70.4	$135.7
Other comprehensive income (loss)	2.7	(0.9)	$1.9
COMPREHENSIVE INCOME	$56.5	$69.5	$137.6
Weighted-average shares outstanding, basic and diluted (Note 16)
Basic	139,314,509	144,256,152	146,782,101
Diluted	139,742,684	144,799,100	146,882,057
Net income per share, basic and diluted (Note 16)
Basic	$0.39	$0.49	$0.92
Diluted	$0.38	$0.49	$0.92

See accompanying Notes to the Consolidated Financial Statements.

Janus International Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data)

	Class A Preferred Units (1,000,000 shares authorized par value of $0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	146,703,894	$—	—	$—	$281.9	$(4.8)	$98.2	$375.3
Issuance of restricted units	—	—	191,892	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(34,297)	—	34,297	(0.4)	—	—	—	(0.4)
Share-based compensation	—	—	—	—	—	—	7.1	—	—	7.1
Foreign currency translation adjustment	—	—	—	—	—	—	—	1.9		1.9
Net income	—	—	—	—	—	—	—	—	135.7	135.7
Balance as of December 30, 2023	—	$—	146,861,489	$—	34,297	$(0.4)	$289.0	$(2.9)	$233.9	$519.6
Repurchase of common shares	—	—	(7,141,261)	—	7,141,261	(79.6)	—	—	—	(79.6)
Issuance of restricted units	—	—	382,669	—	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	—	—	2,069	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(100,991)	—	100,991	(1.4)	—	—	—	(1.4)
Share-based compensation	—	—	—	—	—	—	10.7	—	—	10.7
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.9)		(0.9)
Net income	—	—	—	—	—	—	—	—	70.4	70.4
Balance as of December 28, 2024	—	$—	140,003,975	$—	7,276,549	$(81.4)	$299.7	$(3.8)	$304.3	$518.8
Repurchase of common shares	—	—	(1,925,242)	—	1,925,242	(16.0)	—	—	—	(16.0)
Issuance of restricted units	—	—	1,159,192	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(381,312)	—	381,312	(3.0)	—	—	—	(3.0)
Share-based compensation	—	—	—	—	—	—	16.2	—	—	16.2
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.7	—	2.7
Net income	—	—	—	—	—	—	—	—	53.8	53.8
Balance as of January 3, 2026	—	$—	138,856,613	$—	9,583,103	$(100.4)	$315.9	$(1.1)	$358.1	$572.5

Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Consolidated Financial Statements

Janus International Group, Inc.
Consolidated Statements of Cash Flows
(amounts in millions)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash flows provided by operating activities
Net income	$53.8	$70.4	$135.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant, and equipment	12.9	12.0	9.3
Noncash lease expense	7.8	7.6	6.3
Amortization of intangibles	33.2	32.0	29.8
Deferred financing fee amortization	2.6	2.4	3.6
Provision for (reversal of) expected losses on accounts receivable	0.4	15.7	(0.7)
Share-based compensation	16.2	10.7	7.1
Impairment	0.7	12.0	—
Loss on extinguishment of debt	—	—	1.6
(Gain) loss on sale of property, plant, and equipment	(0.6)	(5.0)	0.1
Deferred income taxes, net	24.9	0.1	9.5
Other, net	1.0	(0.7)	—
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	28.5	24.2	(17.4)
Contract assets	(3.9)	26.2	(10.3)
Inventories	(5.4)	(4.8)	19.4
Prepaid expenses and other current assets	(10.8)	(3.9)	4.1
Other assets	0.7	—	(1.9)
Accounts payable	(13.7)	(6.1)	7.3
Contract liabilities	(1.8)	(9.1)	5.0
Accrued expenses and other current liabilities	(6.3)	(24.6)	10.0
Other long-term liabilities	(0.7)	(5.1)	(3.5)
Net cash provided by operating activities	$139.5	$154.0	$215.0
Cash flows used in investing activities
Purchases of property, plant, and equipment	$(25.5)	$(20.1)	$(19.0)
Cash paid for acquisition, net of cash acquired	(0.1)	(59.4)	(1.0)
Proceeds from sale of property, plant, and equipment	—	8.9	0.1
Payment for equity method investment	—	(2.5)	—
Net cash used in investing activities	$(25.6)	$(73.1)	$(19.9)
Cash flows used in financing activities
Principal payments on long-term debt	$(47.5)	$(24.9)	(428.5)
Repurchase of common stock	(15.9)	(78.8)	—
Cash paid for common stock withheld for taxes	(3.1)	(1.7)	—
Principal payments on finance lease obligations	(2.1)	(1.6)	(0.7)
Proceeds from issuance of long-term debt	—	—	337.6
Excise taxes paid for repurchase of common stock	(0.8)	—	—
Payments for deferred financing fees	—	(0.2)	(10.8)
Other financing activities	—	4.2	—
Net cash used in financing activities	$(69.4)	$(103.0)	$(102.4)
Effect of exchange rate changes on cash and cash equivalents	$0.6	$(0.3)	$0.6
Net increase (decrease) in cash	$45.1	$(22.4)	$93.3
Cash, beginning of fiscal year	$149.3	$171.7	$78.4
Cash, end of fiscal year	$194.4	$149.3	$171.7

Janus International Group, Inc.
Consolidated Statements of Cash Flows
(amounts in millions)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023

Supplemental cash flow information
Interest paid	$39.7	$58.9	$43.4
Income taxes paid	$7.3	$26.8	$33.9
Cash paid for operating leases included in operating activities	$10.3	$9.2	$8.4
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$20.2	$15.9	$9.5
Right-of-use assets and lease liabilities reduced for terminated leases	$—	$0.5	$—
Right-of-use assets obtained in exchange for finance lease obligations	$1.2	$1.6	$3.1
RSU shares withheld included in accrued employee taxes	$0.4	$0.1	$0.4
Excise taxes from common share repurchase included in accrued expenses	$0.1	$0.8	$—
Purchases of property, plant, and equipment in accounts payable	$0.3	$0.2	$—
Property, plant and equipment obtained in exchange for operating lease obligations	$—	$—	$1.6
Financing liability related to completed sale leaseback	$(4.2)	$—	$—

See accompanying Notes to the Consolidated Financial Statements

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

Principles of Consolidation

The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. Our joint ventures are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications had no effect on our previously reported balance sheet, results of operations, retained earnings or cash flows.

Use of Estimates in the Consolidated Financial Statements

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, inventory basis adjustments, the fair value of assets, liabilities, and assumptions related to business combinations, the recognition and valuation of share-based compensation arrangements, the useful lives of property, plant, and equipment, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill.

Cash and Cash Equivalents

Cash and cash equivalents include our short-term, highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. Interest income on cash equivalents is offset against interest expense on the Consolidated Statements of Operations and Comprehensive Income. For the year ended January 3, 2026, interest income was $5.6. There was

Janus International Group, Inc.
Notes to Consolidated Financial Statements
$2.1 of interest income for the year ended December 28, 2024. There was no interest income for the year ended December 30, 2023. At January 3, 2026 and December 28, 2024, the Company did not have any restricted cash.

We maintain cash in bank deposit accounts that, at times, may exceed the insured limits of the local country, which may lead to a concentration of credit risk. Substantially all of our cash balances were deposited with financial institutions which management has determined to be high-credit quality institutions. We have not experienced any losses in such accounts.

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

We estimate the allowance for credit losses using the loss-rate method. We apply the same loss rates to accounts receivable across our business units and sales channels where similar risk characteristics are observed. We estimate the allowance for credit losses by considering various factors such as historical write-offs, changes in customers’ credit ratings, delinquency, payment history, the age of the accounts receivable balances, and current and expected economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance when it is determined that internal collection efforts should no longer be pursued.

The activity for the allowance for credit losses during the years ended January 3, 2026 and December 28, 2024 is as follows:

(dollar amounts in millions)
Balance at December 28, 2024	$18.1
Write-offs	(6.4)
Provision for expected credit losses on accounts receivable	0.4
Balance at January 3, 2026	$12.1

(dollar amounts in millions)
Balance at December 30, 2023	$3.6
Write-offs	(1.2)
Provision for expected credit losses on accounts receivable	15.7
Balance at December 28, 2024	$18.1

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced by us are capitalized into inventories.

Property, Plant and Equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation. Property, plant and equipment acquired in business combinations are recorded at fair value as of the acquisition date and are subsequently stated less accumulated depreciation. Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or their respective useful lives. Maintenance and repairs are charged to expense as incurred.

Business Combinations

We account for business acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”, which requires the acquiring entity to recognize all assets acquired and liabilities assumed at their acquisition-date fair values. The determination of fair value involves assessment of factors such as expected future cash flows and appropriate discount rates. When observable market values are unavailable, we utilize acceptable valuation principles, such as discounted cash flow methods. Consideration paid, including contingent consideration, is measured at fair value, and transaction costs are expensed as incurred. The results of operations for acquired entities are included in our consolidated financial statements from the acquisition date.

We determine the fair value of acquired intangible assets using valuation methodologies appropriate to the asset type. Customer relationships and software development costs are valued using the excess earnings method under the income approach, which calculates the present value of incremental after-tax cash flows attributable to the asset over its economic life. The relief-from-royalty method is used to value tradenames

Janus International Group, Inc.
Notes to Consolidated Financial Statements
and trademarks, considering market-based royalty rates and discounting future savings from owning the asset rather than licensing it. These valuation models incorporate future operating projections, discount rates, and other key assumptions, including near-term sales expectations and long-term growth projections.

Goodwill and Indefinite-Lived Intangible Assets

We account for goodwill and indefinite-lived intangible assets under ASC 350, “Intangibles—Goodwill and Other”. Goodwill represents the excess of the consideration transferred over the estimated fair value of net assets acquired and liabilities assumed in a business combination. Indefinite-lived intangible assets, such as tradenames and trademarks, are recognized as part of business acquisitions. Neither goodwill nor indefinite-lived intangible assets are amortized but are tested for impairment annually at the beginning of the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the asset is below its carrying amount.

Goodwill is tested for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the business combination. As part of the annual impairment test, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value exceeds its carrying amount. This assessment considers factors such as actual and projected growth trends for net sales and margin, historical performance versus plan, macroeconomic conditions, market-related exposures, competitive dynamics, changes in key personnel, new or discontinued product lines, and potential risks to projected financial results. If the qualitative assessment indicates potential impairment, or if we elect to bypass it, a quantitative impairment test is performed.

The quantitative test compares the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference, not exceeding the total amount of goodwill allocated to that reporting unit. We determine the fair value of each reporting unit using a combination of the income approach, which applies a discounted cash flow methodology, and the market approach, which considers comparable company valuations.

Indefinite-lived intangible assets are also tested for impairment using a similar process. We may first perform a qualitative assessment to determine whether it is more likely than not that the asset’s fair value exceeds its carrying amount. If this assessment suggests potential impairment, or if we elect to bypass it, a quantitative impairment test is performed, comparing the asset’s fair value with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference.

Intangible Assets

Our finite-lived intangible assets primarily consist of customer relationships, non-compete agreements, software development costs, and certain tradenames and trademarks acquired through business combinations. These assets are recorded at fair value at the acquisition date and are amortized on a straight-line basis over their estimated useful lives, which reflect the period over which the assets are expected to contribute to future cash flows.

We regularly evaluate the assigned amortization periods to ensure they remain appropriate. If events or changes in circumstances indicate that the useful life of an asset may no longer be accurate, we revise our estimates accordingly. Additionally, finite-lived intangible assets are assessed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized in the amount by which the carrying value exceeds the asset’s fair value. Refer to Note 7, Acquired Intangible Assets and Goodwill, for further details.

Leases

We lease certain logistics, office, and manufacturing facilities, as well as vehicles, copiers and other equipment under long-term operating and financing leases with varying terms.

We determine whether an arrangement is a lease at inception of the agreement. Lease liabilities and right-of-use (“ROU”) assets are recognized at commencement date. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are measured based on the present value of the total lease payments not yet paid based on our incremental borrowing rate, as the rate implicit in the lease is generally not determinable. Lease payments include only payments that are fixed and determinable at the time of commencement. Rent expense commences when the lessor makes the underlying asset available to us. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We do not assume renewals or early terminations unless it is reasonably certain we will exercise these options at commencement. ROU assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date; (ii) initial direct costs; and (iii) tenant incentives under the lease. The variable portion of the lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet in accordance with the short-term lease recognition exemption.

We have elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

Janus International Group, Inc.
Notes to Consolidated Financial Statements
Non-lease components for real estate leases primarily relate to common area maintenance, insurance, taxes, utilities and non-lease components for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance.

We estimate the incremental borrowing rate based on the rates of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. See Note 5, Leases, for additional details.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize accrued interest associated with unrecognized tax benefits as part of Interest expense, and penalties associated with unrecognized tax benefits as part of Other expenses on the Consolidated Statement of Operations and Comprehensive Income.

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

Janus International Group, Inc.
Notes to Consolidated Financial Statements
Revenue Recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). We account for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which it is entitled.

Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised good or service to a customer. A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account.

Our performance obligations primarily include:

•Product revenues – Product revenues are recognized at a point in time when control transfers to the customer or over time as the steel structure is being constructed at the customer site.
•Service revenues – Service revenues are recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company. Service revenues include certain construction, installation, and remodeling services. It also includes subscription services that are recognized over time as customers receive continuous access to the software and technical support.

Revenues transferred at a point-in-time accounted for 71%, 70%, and 74% of total revenues for the years ended January 3, 2026, December 28, 2024 and December 29, 2023, respectively.

Revenues transferred over time accounted for 29%, 30%, and 26% of total revenues for the years ended January 3, 2026, December 28, 2024 and December 29, 2023, respectively.

We enter into certain contracts with customers that may include multiple performance obligations. For contracts with multiple performance obligations, the transaction price is allocated based on the standalone selling price.

For revenue recognized over time, we utilize the cost-to-cost input method as it provides the most accurate measure of when goods and services are transferred to the customer. Under this method, we estimate the costs to complete individual contracts and recognize revenue proportionately to the total contract price deemed complete, based on the relationship of costs incurred to date to total anticipated costs.

For performance obligations that are not complete at the reporting date, we recognize contract assets or contract liabilities. Contract assets include unbilled receivables and revenues in excess of billings and represent the rights to consideration in exchange for goods or services that we have transferred to a customer. Unbilled receivables arise when revenue is recognized at a point in time before invoicing, representing an unconditional right to payment subject primarily to the passage of time. Revenues in excess of billings result from over-time revenue recognition, where we have an unconditional right to payment. Both unbilled receivables and revenues in excess of billings are recognized as accounts receivable when billed. Contract liabilities result from performance obligations recognized over time and represent the net balance of billings that already occurred in excess of revenue that was recognized. If a down payment is received from a customer before a project becomes active, it is recorded as a customer deposit within accrued expenses and other current liabilities.

Our payment terms are generally up to 90 days on an open account. These payment terms are customary for the industry and, in some cases, may include early payment incentives. Our contracts typically have durations of less than one year and do not contain significant financing components. We have elected to account for shipping and handling as activities to fulfill the promise to transfer the good rather than a promised service. As a result, shipping and handling costs are recorded as expenses in the same period the revenue is recognized. Sales taxes collected from customers are excluded from revenue and recorded as a liability until remitted to the appropriate tax authorities. Additionally, commissions paid to internal and external sales representatives for obtaining contracts are expensed as incurred, as our contracts are generally short-term in nature.

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

The activity related to product warranty liabilities recorded in accrued expenses and other current liabilities during the years ended January 3, 2026 and December 28, 2024, is as follows:

Janus International Group, Inc.
Notes to Consolidated Financial Statements

(dollar amounts in millions)
Balance at December 28, 2024	$4.8
Change in warranty provision	(0.4)
Warranty charges incurred	—
Balance at January 3, 2026	$4.4

Balance at December 30, 2023	$2.3
Change in warranty provision	3.0
Warranty charges incurred	(0.5)
Balance at December 28, 2024	$4.8

Shipping and Handling (Product Revenues & Product Cost of Revenues)

We record amounts billed to customers in product revenue transactions, related to shipping and handling, as revenue earned for the goods provided. Shipping and handling costs are included in product cost of revenues. Shipping and handling costs were approximately $31.3, $35.0 and $38.1 for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.

Advertising Costs

We record all advertising and trade show related costs to the consolidated statements of operations and comprehensive income during the year they are incurred. These costs are included in selling and marketing operating expenses. During the years ended January 3, 2026, December 28, 2024, and December 30, 2023, we incurred and expensed advertising costs of $4.4, $4.6 and $3.8, respectively.

General and Administrative

We record corporate and business unit administrative personnel, facilities, professional services, amortization of intangible assets, share-based compensation, and other operating activities in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

Selling and Marketing

We record compensation and benefits of employees engaged in selling activities as well as related travel, advertising, trade shows/conventions, meals and entertainment expenses to selling and marketing expense on the Consolidated Statements of Operations and Comprehensive Income.

Share-based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plan, we can grant stock options, restricted stock units, performance-based restricted stock units (“PSUs”) to employees and our non-employee directors. The majority of our awards are restricted stock units granted to employees, with vesting periods between one year and four years. We charge compensation expense under the plan to earnings over each award’s individual vesting period. Forfeitures are recorded as they occur. See Note 12, Equity Compensation, for additional information.

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

Janus International Group, Inc.
Notes to Consolidated Financial Statements
Earnings Per Share

Basic Earnings Per Share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted Earnings Per Share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.

Deferred Financing Fees

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

The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of our debt is estimated using fair value-based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. Our debt approximates its carrying amount as of January 3, 2026 and December 28, 2024 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 9 and 10 to our Consolidated Financial Statements in this Annual Report for a further discussion of our debt).

Impairment of Long-Lived Assets

We review long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. Impairment of $0.4 was recorded for the year ended January 3, 2026. No impairment was recorded for the year ended December 28, 2024.

Foreign Currency Translation

The local currency is the functional currency for all of our foreign operations. Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet reporting date, while income and expenses are translated at the average monthly exchange rates during the period. Adjustments from translating financial statements in foreign currencies into U.S. dollars are recorded in other comprehensive income. The income tax effect of currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than the reporting location’s functional currency in Other income (expense), in the Consolidated Statements of Operations and Comprehensive Income.

Concentrations of Risk

Financial instruments that are potentially subject to concentration of credit risk consist primarily of cash and accounts receivable. We maintain cash in bank deposit accounts that, at times, may exceed the insured limits of the local country. We have not experienced any losses in such accounts. We sell our products and services mainly in the United States of America, Europe and Australia. We perform ongoing evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. We generally do not require our customers to provide collateral or other security to support accounts receivable.

As of January 3, 2026 and December 28, 2024 , there were no customers that represented more than 10% of accounts receivable or more than 10% of revenues. As of January 3, 2026 and December 28, 2024, we had one vendor that accounted for 17% and 16% of all raw material and finished goods purchases, respectively. This vendor provides raw materials to us which can be sourced by alternative vendors should the need arise.

Janus International Group, Inc.
Notes to Consolidated Financial Statements
Segments

We manage our operations through two operating and reportable segments: Janus North America and Janus International. These segments align our product and service offerings based on the geographic location between North America and International locations, which is consistent with how our Chief Operating Decision Maker (“CODM”) reviews and evaluates our operations. The CODM allocates resources and evaluates the financial performance of each operating segment. Our segments are strategic businesses that are managed separately because each one develops, manufactures and markets distinct products and services. Refer to Note 18, Segments Information, for further details.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in a public entity’s income tax rate reconciliation table and other disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for annual periods beginning after December 15, 2024. We have reflected the impact of the adoption of this ASU in our Note 15, Income Taxes, within this Annual Report.

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

3. Inventories

(dollar amounts in millions)	January 3, 2026	December 28, 2024
Raw materials	$46.7	$40.3
Work-in-process	0.3	0.4
Finished goods	11.6	12.6
Inventories	$58.6	$53.3

4. Property, Plant, and Equipment, net

Property, plant, and equipment, net are as follows for the periods presented:

(dollar amounts in millions)	Useful Life	January 3, 2026	December 28, 2024
Land	Indefinite	$0.9	$3.4
Building	39 years	8.2	—
Manufacturing machinery and equipment	3-7 years	69.3	50.6
Leasehold improvements	Over the shorter of the lease term or respective useful life	12.0	12.9
Computer and software	3 years	19.2	16.3
Furniture and fixtures, and vehicles	3-7 years	6.8	5.9
Construction in progress		5.8	12.8
Total property, plant, and equipment		$122.2	$101.9
Less: accumulated depreciation		(56.0)	(45.1)
Property, plant, and equipment, net		$66.2	$56.8

Janus International Group, Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024, and December 30, 2023, we incurred depreciation expense of $12.9, $12.0 and $9.3, respectively.

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

The components of right-of-use assets and lease liabilities were as follows for the periods presented:

(dollar amounts in millions)	Balance Sheet Classification	January 3, 2026	December 28, 2024
Assets:
Operating lease assets	Right-of-use assets, net	$70.8	$56.3
Finance lease assets	Right-of-use assets, net	2.6	3.4
Total leased assets		$73.4	$59.7
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$6.3	$5.4
Financing	Current maturities of long-term debt	0.9	1.3
Noncurrent:
Operating	Other long-term liabilities	$70.9	$56.2
Financing	Long-term debt	1.3	2.1
Total lease liabilities		$79.4	$65.0

The components of lease expense were as follows for the periods presented:

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Operating lease cost	$10.6	$10.1	$8.9
Variable lease cost	0.7	0.9	0.7
Short-term lease cost	1.1	1.7	0.9
Finance lease cost:
Amortization of right-of-use assets	1.7	1.4	0.8
Interest on lease liabilities	0.2	0.3	0.2
Total lease cost	$14.3	$14.4	$11.5

Other information related to leases was as follows for the periods presented:

	January 3, 2026	December 28, 2024
Weighted Average Remaining Lease Term (in years)
Operating Leases	11.9	12.6
Finance Leases	2.5	2.9
Weighted Average Discount Rate
Operating Leases	7.4%	7.4%
Finance Leases	7.2%	7.9%

Janus International Group, Inc.
Notes to Consolidated Financial Statements
As of January 3, 2026, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2026	$11.9
2027	11.1
2028	10.8
2029	9.7
2030	8.1
Thereafter	73.8
Total future lease payments	$125.4
Less: imputed interest	(48.2)
Present value of future lease payments	$77.2

As of January 3, 2026, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2026	$1.0
2027	0.9
2028	0.4
2029	0.1
2030	—
Thereafter	—
Total future lease payments	$2.4
Less: imputed interest	(0.2)
Present value of future lease payments	$2.2

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

Janus International Group, Inc.
Notes to Consolidated Financial Statements
We recognized goodwill related to the T.M.C. Acquisition of $14.8. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is deductible for tax purposes.

The following table sets forth the components of identifiable intangible assets acquired as of the date of the T.M.C. Acquisition, and the related weighted average amortization period:

(dollar amounts in millions)	Fair Value	Weighted-Average Amortization Period (years)
Customer relationships	$38.1	15
Tradename	1.7	5
Non-compete agreement	2.7	5
Identifiable intangible assets	$42.5

Results of Acquired Operations

The results of the acquired operations of Terminal Door have been included in our Consolidated Financial Statements since the acquisition date of May 17, 2024.

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

7. Acquired Intangible Assets and Goodwill

Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets are as follows for the periods presented:

			January 3, 2026				December 28, 2024
(dollar amounts in millions)	Original Useful Life (years)	Remaining Weighted-Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Customer relationships	10-15	7.6	$447.9	$214.8	$0.4	$232.7	$446.8	$184.0	$—	$262.8
Tradenames and trademarks	Indefinite	Indefinite	107.8	—	12.3	95.5	107.5	—	12.0	95.5
Tradenames and trademarks	5	3.4	1.7	0.6	—	1.1	1.7	0.2	—	1.5
Software development	10-15	7.2	20.3	10.4	—	9.9	20.3	9.0	—	11.3
Non-compete agreements	3-5	3.4	3.0	1.1	—	1.9	3.0	0.6	—	2.4
Total intangible assets			$580.7	$226.9	$12.7	$341.1	$579.3	$193.8	$12.0	$373.5

Changes to gross carrying amount of recognized intangible assets due to translation adjustments include a gain of $1.0 and a loss of $0.3 for the years ended January 3, 2026 and December 28, 2024, respectively. Amortization expense was approximately $33.2, $32.0 and $29.8 for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.

Impairment of Indefinite-Lived Tradenames and Trademarks

During the year ended January 3, 2026, we performed a quantitative impairment test for our annual assessment of goodwill and indefinite-lived intangible tradenames and trademarks. The quantitative test yielded an impairment of our ACT business unit tradename of approximately $0.3. The impairment was recorded in the caption “Impairment” in our Consolidated Statements of Operations and Comprehensive Income and is included within the North America segment. No other impairments were identified in the quantitative tests performed for the year ended January 3, 2026.

During the three months ended September 28, 2024, we experienced a revenue decline relative to expectations, historical performance, and strategic plans. This decrease was primarily driven by soft demand resulting from elevated interest rates and broader macroeconomic

Janus International Group, Inc.
Notes to Consolidated Financial Statements
uncertainties, as well as a decline in stock price. Given these qualitative factors, we determined it was more likely than not that the fair value of the acquired assets could be impaired. Consequently, we performed a quantitative test of goodwill and indefinite-lived tradenames and trademarks as of September 28, 2024, ahead of the scheduled annual impairment test on September 29, 2024. This quantitative test yielded an impairment of $2.8 on the DBCI tradename.

In addition, on December 28, 2024, we implemented a strategic decision to focus the use of the DBCI tradename toward the Commercial markets on a go forward basis. The DBCI tradename will no longer be a focus within the self-storage industry. As a result of this strategic change, we performed an additional quantitative assessment of the DBCI tradename. We estimated the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans. This quantitative test indicated that the carrying value of the DBCI tradename exceeded its fair value, leading us to record a non-cash impairment of an additional $9.2 for a total impairment of $12.0 for the year ended December 28, 2024. The impairment was recorded in the caption “Impairment” in our Consolidated Statements of Operations and Comprehensive Income and is included within the North America segment.

The following table summarizes the aggregate expected amortization expense of definite-lived intangible assets as of January 3, 2026:

(dollar amounts in millions)
2026	$33.1
2027	33.1
2028	32.9
2029	32.3
2030	31.8
Thereafter	82.4
Total	$245.6

Janus International Group, Inc.
Notes to Consolidated Financial Statements
Goodwill

We perform a quantitative test of goodwill for our annual impairment testing on the first day of the fourth quarter. We determined that it is more likely than not that the goodwill was not impaired for the years ended January 3, 2026 and December 28, 2024, respectively. The changes in the carrying amounts of goodwill for the years ended January 3, 2026 and December 28, 2024 were as follows:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of December 30, 2023	$357.0	$11.6	$368.6
Foreign Currency Translation Adjustment	—	(0.3)	(0.3)
Terminal Door Asset Acquisition	14.8	—	14.8
Balance as of December 28, 2024	$371.8	$11.3	$383.1
Foreign Currency Translation Adjustment	—	0.8	0.8
Balance as of January 3, 2026	$371.8	$12.1	$383.9

8. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities are summarized as follows for the periods presented:

(dollar amounts in millions)	January 3, 2026	December 28, 2024
Customer deposits	$15.2	$17.4
Employee compensation	14.4	13.7
Current operating lease liabilities	6.3	5.4
Product warranties	4.4	4.8
Interest payable	3.7	3.5
Sales tax payable	3.3	3.9
Income tax payable	0.1	0.3
Other liabilities(1)	7.6	7.2
Total accrued expenses and other current liabilities	$55.0	$56.2
(1)Other liabilities as of January 3, 2026 and December 28, 2024 consist of property tax, credit card, and various other accruals.

9. Line of Credit

2023 ABL Credit and Guarantee Agreement - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”)~~.~~ Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.

The interest rate on the facility is based on a base rate, unless we choose an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement). If the Adjusted Term SOFR Rate is elected, the interest rate is equal to the Adjusted Term SOFR Rate, which includes a 10 basis points flat CSA, plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on the Average Excess Availability (as defined in the 2023 LOC Agreement). As of January 3, 2026, the SOFR Margin Rate was 1.50%. If the Alternate Base Rate (as defined in the 2023 LOC Agreement) is elected, the interest computation is equal to the Alternate Base Rate of the greatest of (a) the federal funds rate plus 0.50%, (b) the Adjusted Term SOFR Rate for a one month tenor plus 1.00%, or (c) the financial institution’s Prime Rate (as defined in the 2023 LOC Agreement), plus the Base Rate Margin (as defined in the 2023 LOC Agreement) of either 0.25%, 0.50%, or 0.75% (as of January 3, 2026, the Base Rate Margin was 0.25%). At the beginning of each quarter, the applicable margin is set and determined based on the average net availability on the line of credit for the previous quarter. As of January 3, 2026, the Adjusted Term SOFR interest rate for the facility was 5.42%. The line of credit is collateralized by accounts receivable and inventories. We accrue an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC Agreement.

Amortization of approximately $0.3, $0.2 and $0.3 was recognized for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. The unamortized portion of the fees, included in Other assets, as of January 3, 2026 and December 28, 2024, was approximately $0.6 and $0.9, respectively. There were no borrowings outstanding on the line of credit as of January 3, 2026 and December 28, 2024.

As of January 3, 2026, and December 28, 2024, our borrowing base capacity was $66.5 and $82.4, respectively.

As of January 3, 2026, and December 28, 2024, we maintained one letter of credit totaling approximately $0.4. The amount available on the revolving credit facility as of January 3, 2026 and December 28, 2024, was approximately $66.1, and $82.0, respectively.

Janus International Group, Inc.
Notes to Consolidated Financial Statements
10. Long-Term Debt

Long-term debt consists of the following for the periods presented:

(dollar amounts in millions)	January 3, 2026	December 28, 2024
Note payable - First Lien	$551.0	$598.5
Finance leases	2.2	3.4
	$553.2	$601.9
Less: unamortized deferred financing fees	7.5	9.9
Less: current maturities	6.9	8.8
Total long-term debt	$538.8	$583.2

Notes Payable - First Lien - As a result of a credit rating upgrade in March 2024, the First Lien term loan allowed the previous applicable margin rate to decrease from 3.25% to 3.00%. On April 18, 2024, we made a voluntary prepayment of $21.9 toward the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”).

On April 30, 2024, we completed a repricing pursuant to Amendment No. 7 (the “2024 Repricing Amendment”) to the First Lien Term Loan. The 2024 Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, we are no longer subject to a CSA rate of 0.10%. Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt was secured by substantially all of our business assets. There are no prepayment penalties if we make voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of January 3, 2026 was 6.32%, which is a variable rate based on Adjusted Term SOFR and includes an applicable margin percentage of 2.50%. The 2024 Repricing Amendment was accounted for in accordance with ASC 470-50, Debt - “Modification and Extinguishment”. The First Lien Term Loan consists of a syndicate of lenders which were evaluated, for accounting purposes, as individual lenders. Certain lenders exited the Term Loan credit facility, which resulted in extinguishment accounting.

As a result, we wrote off an immaterial portion of unamortized debt financing costs associated with the First Lien Term Loan prior to the 2024 Repricing Amendment, that was deemed extinguished and recognized within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive Income. In conjunction with the 2024 Repricing Amendment, during the year ended December 28, 2024, we incurred $1.7 of costs from third parties that did not qualify for capitalization of deferred financing costs, and were expensed within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive Income.

During the year ended January 3, 2026, we made a voluntary prepayment of $40.0 on the 2024 Repricing Amendment. We used cash on hand to make the voluntary prepayment. As a result of the prepayment, we expensed an additional $0.6 of the unamortized debt issuance costs that were being amortized over the expected life of the borrowing.

Amortization of approximately $2.3, $2.2, and $3.4 was recognized for the years ended January 3, 2026, December 28, 2024, and December 30, 2023 respectively, as a component of interest expense. These amounts are inclusive of the additional costs affiliated with voluntary prepayment of principal balances.

During the year ended January 3, 2026, the Company’s finance lease obligation primarily consists of vehicle lease agreements. The leases expire at various dates through 2029 with terms between one and five years.

Aggregate annual maturities of long-term debt and finance leases at January 3, 2026, are:

(dollar amounts in millions)
2026	$6.9
2027	6.8
2028	6.4
2029	6.1
2030	527.0
Thereafter	—
Total	$553.2

11. Defined Contribution Plan

Janus International Group, Inc.
Notes to Consolidated Financial Statements
We have one 401(k) plan covering substantially all U.S. employees of Janus International Group, Inc., Janus International Group, LLC, Betco, Inc., Noke, Inc., ASTA Industries, Inc., and Access Control Technologies, LLC. Eligible employees may contribute up to the limits established by applicable income tax regulations. The Company made employer matching contributions of approximately $2.0, $2.1 and $1.9 for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

12. Equity Compensation

2021 Omnibus Incentive Plan

We maintain our 2021 Omnibus Incentive Plan (the “Plan”) under which we grant share-based awards to eligible directors, officers and employees in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and our stockholders. The Plan allows us to issue and grant 15,125,000 shares.

We measure compensation expense for share-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). During the year ended January 3, 2026, we granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of our common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur. Unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Share-based compensation expense is recognized straight-line over the respective vesting periods, reduced for actual forefeitures and is included in general and administrative expense in the accompanying Consolidated Statement of Operations and Comprehensive Income.

In connection with these equity awards, share-based compensation expense was $16.2, $10.7 and $7.1 and the income tax benefit from share-based compensation was $2.3, $1.9 and $1.4, for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.

Restricted Stock Unit Grants

RSUs are subject to a vesting period between one and four years. RSU activity for the years ended January 3, 2026 and December 28, 2024 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at December 30, 2023	944,810	$10.6
Granted	1,461,217	14.0
Vested	(382,669)	10.8
Forfeited	(73,251)	11.6
Unvested, outstanding at December 28, 2024	1,950,107	$13.1
Granted	1,018,795	8.4
Vested	(674,484)	12.7
Forfeited	(171,696)	10.0
Unvested, outstanding at January 3, 2026	2,122,722	$11.3

Total compensation expense related to the above awards was approximately $13.0, $9.4, and $3.5 for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. As of January 3, 2026, there was an aggregate of $12.0 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted-average period of 1.3 years.

Janus International Group, Inc.
Notes to Consolidated Financial Statements
Performance-based Restricted Stock Unit Grants

PSU awards are based on the satisfaction of the Company’s three-year cumulative financial targets. The number of PSUs that can be earned range from 0% and 200% of the original target number of PSUs. PSUs are subject to a two-year or three-year performance cliff-vesting period.

PSUs activity for the years ended January 3, 2026 and December 28, 2024 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 30, 2023	482,014	$10.0
Granted	832,445	9.9
Vested	—	—
Forfeited	(41,008)	11.0
Unvested, outstanding at December 28, 2024	1,273,451	$9.9
Granted	390,136	8.8
Incremental units granted based on performance	242,353	9.4
Vested	(484,708)	9.4
Forfeited	(31,040)	11.2
Unvested, outstanding at January 3, 2026(1)	1,390,192	$9.5
(1)This amount includes 409,393 performance stock units, which are projected to payout at 0% due to performance results from previously-granted PSU awards.
Total compensation expense related to the PSUs was approximately $2.6, $0.7, and $2.8 for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. As of January 3, 2026, there was an aggregate of $3.6 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted-average period of 1.2 years.

The above table represents PSUs assuming 100% of target payout at the time of the grant. Included in the 2023 grants are 193,548 units granted as part of the normal annual PSU grants. The actual payout of the 2023 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2023, through December 27, 2025. As of January 3, 2026, the Company deemed the estimate of the PSUs granted in the year ended December 30, 2023 to be issued at 0% of target, and have reflected such estimates within the share-based compensation expense.

Included in the 2024 grants are 215,845 units granted as part of the normal annual PSU grants. The actual payout of the 2024 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from January 1, 2024, through December 26, 2026. As of January 3, 2026, the Company deemed the estimate of the PSUs granted in the year ended December 28, 2024 to be issued at 0% of target, and have reflected such estimates within the share-based compensation expense.

Included in the 2024 grants are 599,743 units granted as a special incentive to retain key members of the management team. The actual payout of the 2024 grants will be in a range of 0% to 200%, depending on performance results for the two-year performance period from December 29, 2024, through January 2, 2027. As of January 3, 2026, the Company deemed the estimate of the PSUs granted in the year ended December 28, 2024 to be issued at 58% of target, and have reflected such estimates within the share-based compensation expense.

Included in the 2025 grants are 381,056 units granted as part of the normal annual PSU grants. The actual payout of the 2025 grants will be in a range of 0% to 200%, depending on performance results for the three-year performance period from December 29, 2024, through January 1, 2028. As of January 3, 2026, the Company deemed the estimate of the PSUs granted in the year ended January 3, 2026 to be issued at 100% of target, and have reflected such estimates within the share-based compensation expense.

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

Janus International Group, Inc.
Notes to Consolidated Financial Statements
A summary of the assumptions used in determining the fair value of stock options for the year ended December 30, 2023 is below. There were no stock options granted for the years ended January 3, 2026 and December 28, 2024.

Year Ended
December 30, 2023
Fair market value at grant date per share	$5.30
Expected life of option (years) (1)	6.0
Risk-free interest rate (2)	3.7%
Expected volatility of the Company’s stock (3)	48.0%
Expected dividend yield on the Company’s stock	—%
(1)Expected life is the weighted average of mid-point between vesting and expiry.
(2)The risk-free rate is based on an average of U.S. Treasury yields in effect at the time of grant corresponding with the expected term.
(3)Expected volatility is based on historical volatilities from a group of comparable entities for a time period similar to that of the expected term.

Stock options activity for the years ended January 3, 2026 and December 28, 2024 is as follows:

(amounts in millions, except share and per share data)	Stock Options	Weighted-Average Exercise Price, per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2023	719,525	$9.4	8.4	$2.0
Granted	—	—	—	—
Exercised	(2,069)	—	—	—
Forfeited	(40,871)	—	—	—
Outstanding at December 28, 2024	676,585	$9.4	7.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(38,630)	—	—	—
Outstanding at January 3, 2026	637,955	$9.4	6.4	$—
Outstanding, unvested	160,024	$9.4	6.4	$—
Outstanding, vested	477,931	$9.4	6.4	$—

The intrinsic value of each option is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation for fiscal 2025 and fiscal 2024 is less than the weighted average exercise price of $9.40, therefore these stock options have no intrinsic value as of the years ended January 3, 2026 and December 28, 2024, respectively.

Total compensation expense related to stock options was approximately $0.6, $0.6, and $0.8 for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. Total unamortized share-based compensation expense related to the unvested stock options was approximately $0.3, which the Company expects to amortize over a weighted-average period of 0.3 years. There were no stock options exercised during the year ended January 3, 2026.

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

Our restructuring expenses are comprised of the following for the periods presented:

Janus International Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Severance and termination benefits	$3.4	$1.6	$0.3
Gain on sale of manufacturing facility	—	(5.0)	—
Other facility related charges	—	0.4	0.1
Legal, consulting, and other costs	0.1	0.1	0.8
Total restructuring charges (income)	$3.5	$(2.9)	$1.2

The following tables summarize the changes in the accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at December 28, 2024	$0.3
Restructuring charges	3.5
Payments	(3.5)
Balance at January 3, 2026	$0.3

(dollar amounts in millions)
Balance at December 30, 2023	$—
Restructuring charges	2.1
Payments	(1.8)
Balance at December 28, 2024	$0.3

14. Revenue Recognition

Contract balances as of January 3, 2026 and December 28, 2024 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at January 3, 2026	$20.8
Unbilled receivables at January 3, 2026	6.8
Contract assets at January 3, 2026	$27.6

Revenues in excess of billings at December 28, 2024	$16.2
Unbilled receivables at December 28, 2024	7.0
Contract assets at December 28, 2024	$23.2

Contract liabilities at January 3, 2026	$16.7
Contract liabilities at December 28, 2024	$17.9

During the year ended December 30, 2023, the Company recognized revenue of approximately $18.9 related to contract liabilities at December 31, 2022. During the year ended December 28, 2024, the Company recognized revenue of approximately $24.5 related to contract liabilities at December 30, 2023. During the year ended January 3, 2026, the Company recognized revenue of approximately $15.6 related to contract liabilities at December 28, 2024. All remaining performance obligations are expected to be satisfied within one year.

Janus International Group, Inc.
Notes to Consolidated Financial Statements
Disaggregation of Revenue

We disaggregate revenue by reportable segment and by sales channel of revenue recognition. The following disaggregation of revenue depicts our reportable segment revenues by sales channel of revenue recognition for the periods presented:

Revenue by Sales Channel

(dollar amounts in millions)	Year Ended
Reportable Segments by Sales Channel Revenue Recognition	January 3, 2026	December 28, 2024	December 30, 2023
Janus North America
Self storage - new construction	$271.4	$354.0	$321.7
Self storage - R3	222.4	234.3	325.8
Commercial and Others	289.8	304.3	338.2
	$783.6	$892.6	$985.7
Janus International
Self storage - new construction	$92.6	$62.2	$73.2
Self storage - R3	11.3	11.4	9.1
	$103.9	$73.6	$82.3
Eliminations	(3.3)	(2.4)	(1.6)
Total revenue	$884.2	$963.8	$1,066.4

15. Income Taxes

We are taxed as a Corporation for U.S. income tax purposes and similar sections of the state income tax laws. Our effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. The foreign pass-through subsidiaries file income tax returns in the U.K., France, Australia, and Singapore as necessary, and the controlled foreign corporation subsidiaries file income tax returns in Poland and Canada, as necessary. We expect to continue to reinvest foreign earnings outside the U.S. indefinitely. Our provision for income taxes consists of provisions for federal, state, and foreign income taxes.

The provision for income taxes for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 includes amounts related to entities within the Company taxed as corporations in the U.S., U.K., France, Australia, Singapore, Poland, China, and Canada. The income tax effects of significant unusual or infrequently occurring items are recognized entirely within the period in which the event occurs.

During the years ended January 3, 2026, December 28, 2024 and December 30, 2023, we recorded a total income tax provision of approximately $22.6, $29.9 and $47.1, on pre-tax income of approximately $76.4, $100.3 and $182.8, respectively, resulting in an effective tax rate of 29.6%, 29.8% and 25.8%, respectively. The effective tax rates for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, were primarily impacted by state income taxes (net of federal benefits), permanent differences, tax credits, and the statutory rate differential as well as the change in tax rates.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. We use our historical experience and our short-term and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets recorded. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures on a prospective basis for the year ended January 3, 2026.

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, income before taxes consist of the following:

Janus International Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024	December 30, 2023
US operations	$74.8	$105.7	$178.7
Foreign operations	1.6	(5.4)	4.1
Total	$76.4	$100.3	$182.8

Income tax expense (benefit) attributable to income from operations consists of:

(dollar amounts in millions)	Current	Deferred	Total
Year ended January 3, 2026:
U.S. federal	$(2.6)	$21.5	$18.9
State and local	—	1.9	1.9
Foreign jurisdiction	(0.2)	2.0	1.8
Total	$(2.8)	$25.4	$22.6

(dollar amounts in millions)	Current	Deferred	Total
Year ended December 28, 2024:
U.S. federal	$22.8	$(0.5)	$22.3
State and local	7.1	1.1	8.2
Foreign jurisdiction	(0.1)	(0.5)	(0.6)
Total	$29.8	$0.1	$29.9

(dollar amounts in millions)	Current	Deferred	Total
Year ended December 30, 2023:
U.S. federal	$27.8	$9.5	$37.3
State and local	7.6	0.5	8.1
Foreign jurisdiction	2.2	(0.5)	1.7
Total	$37.6	$9.5	$47.1

In accordance with the updated requirements of ASU 2023-09 for the year ended January 3, 2026, a reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

Janus International Group, Inc.
Notes to Consolidated Financial Statements

(dollar amounts in millions)	Amount	Percent
U.S. Federal statutory tax rate	$16.0	21.0%
Domestic federal reconciling items
Effect of changes in tax laws or rates enacted in the current period	0.7	0.9%
Effect of cross-border tax laws
Net controlled foreign corporation tested income	0.4	0.5%
Tax credits
Federal research and development	(0.8)	(1.0)%
Nontaxable or nondeductible items
Compensation	0.1	0.1%
Share-based payments	2.3	3.0%
Other	0.3	0.4%
Other	0.4	0.5%
State and local income taxes, net of federal benefit (1)	2.7	3.5%
Foreign tax effects
United Kingdom
Statutory rate difference between the United Kingdom and United States	(0.1)	(0.1)%
Other foreign jurisdictions
Statutory rate difference between other foreign jurisdictions and United States	0.2	0.3%
Other	0.3	0.4%
Change in unrecognized tax benefits	0.1	0.1%
Total	$22.6	29.6%

(1) State and local taxes in California, Florida, New Jersey, Tennessee, and Texas comprise the majority of the state taxes, net of federal benefit category.

As previously disclosed for the years ended December 28, 2024 and December 30, 2023, respectively, a reconciliation of the U.S. federal statutory income tax rate to the effective tax was as follows:

	Year Ended
(dollar amounts in millions)	December 28, 2024	December 30, 2023
Income before taxes	$100.3	$182.8
Computed “expected” tax expense	21.1	38.4
Increase (reduction) in income taxes resulting from:
Statutory rate differential	(0.2)	0.2
Permanent difference	0.8	0.4
State income taxes, net of federal benefit	5.5	7.8
Change in tax rates	0.4	(1.2)
Out of period adjustments	3.4	—
Change in estimate	(1.3)	(0.2)
Change in valuation allowance	—	—
Tax Credits	(1.0)	(0.6)
U.S. tax on foreign operations	0.9	0.9
Other, net	0.3	1.4
Total	$29.9	$47.1

Janus International Group, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2026 and December 28, 2024 are presented below:

(dollar amounts in millions)	January 3, 2026	December 28, 2024
Deferred tax assets
Allowance for credit losses	$2.8	$4.4
Intangibles	13.4	25.6
Lease obligations	18.4	14.8
Research and development	—	3.9
Accrued expenses	1.4	1.7
Inventories	0.7	1.0
Stock compensation	1.3	1.6
Interest expense carryforward	—	0.9
Income tax credits	0.3	—
Net operating losses (1)	2.1	—
Other	1.1	1.1
Total deferred tax assets	$41.5	$55.0

Deferred tax liabilities
Prepaid expenses	$(0.9)	$—
Property, plant and equipment	(8.4)	(5.4)
Right-of-use assets	(17.0)	(13.6)
Capitalized loan costs	(1.4)	—
Intangibles	(3.7)	—
Other	(0.3)	(0.8)
Total deferred tax liabilities	$(31.7)	$(19.8)
Net deferred tax asset	$9.8	$35.2

(1) We have approximately $5.0 of net operating losses at the U.S. federal income tax level. The net operating losses do not expire. We also have approximately $8.6 million of net operating losses in the states in which we operate. The net operating losses will begin to expire if unutilized in approximately 16 years. Lastly, we have approximately $4.3 million of net operating losses in our foreign jurisdictions, primarily in the United Kingdom, which do not expire.

We regularly assess the realizability of our deferred tax assets based on all available evidence, both positive and negative. As of January 3, 2026, we concluded it was more likely than not that we will recognize the benefit for all of our deferred tax assets, primarily due to multiple years of profitability in our operations and the availability of taxable temporary differences which serve as a source of income.

We do not have any open income tax audits as of January 3, 2026. Additionally, U.S. federal and state income taxes for tax years 2022, 2023 and 2024 are still open for examination.

In accordance with the update requirements of ASU 2023-09 for the year ended 2025, cash paid for income taxes, net of refunds was as follows:

(dollar amounts in millions)	Year Ended
January 3, 2026
U.S. Federal	$3.5
U.S. state and local
California	0.4
Florida	0.4
Texas	0.7
Other	1.8
Foreign
Australia	0.5
Total cash paid for income taxes (net of refunds)	$7.3

Janus International Group, Inc.
Notes to Consolidated Financial Statements
As previously disclosed, cash paid for income taxes, net of refunds for the years ended December 28, 2024 and December 30, 2023 were $26.8 and $33.9, respectively.

There were no material unrecognized tax benefits for the years ended January 3, 2026, December 28, 2024 or December 30, 2023.

We recognize accrued interest associated with unrecognized tax benefits as part of Interest expense, and penalties associated with unrecognized tax benefits as part of Other expenses on the Consolidated Statement of Operations and Comprehensive Income.

As of January 3, 2026 and December 28, 2024, we have recorded no material interest or penalties associated with our unrecognized tax benefits.

The difference between income tax expense recorded in our consolidated statements of operations and comprehensive income and income taxes computed by applying the corporate statutory federal income tax rate of 21% for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 is shown above.

In evaluating its ability to realize its net deferred tax assets, we considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.

ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on an income tax return.

We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. For the years before 2022, we are no longer subject to U.S. federal tax examinations, and for the years before 2021, we are no longer subject to state income tax examinations.

16. Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the years ended January 3, 2026, December 28, 2024, and December 30, 2023, dilutive potential common shares include stock options and unvested RSUs. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Year Ended
(amounts in millions, except share and per share data)	January 3, 2026	December 28, 2024	December 30, 2023
Numerator:
Net income attributable to common stockholders	$53.8	$70.4	$135.7
Denominator:
Weighted average number of shares:
Basic	139,314,509	144,256,152	146,782,101
Adjustment for dilutive securities	428,175	542,948	99,956
Diluted	139,742,684	144,799,100	146,882,057
Basic net income per share attributable to common stockholders	$0.39	$0.49	$0.92
Diluted net income per share attributable to common stockholders	$0.38	$0.49	$0.92

17. Share Repurchase Program

On February 28, 2024, the Board of Directors authorized a share repurchase program, pursuant to which we were authorized to purchase up to $100.0 of our common stock. On May 15, 2025, the Board of Directors authorized an incremental increase of $75.0 to our share repurchase program. The repurchase authorization does not have an expiration date and may be terminated by the Board of Directors at any time. As of January 3, 2026, there is $80.5 remaining under the share repurchase program.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the periods presented:

Janus International Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended
(amounts in millions, except per share data)	January 3, 2026	December 28, 2024
Number of shares repurchased	1,925,242	7,141,261
Share repurchase cost (including excise taxes)	$16.0	$79.6

Janus International Group, Inc.
Notes to Consolidated Financial Statements
18. Segments Information

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

The following table presents segment revenue, gross profit, and adjusted EBITDA for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Year ended January 3, 2026
Revenues	$783.6	$103.9	$(3.3)	$884.2
Cost of revenues	466.7	77.8	(3.3)	541.2
Gross profit	$316.9	$26.1	$—	$343.0
Other segment items (1)	(160.3)	(14.5)	—	(174.8)
Adjusted EBITDA*	$156.6	$11.6	$—	$168.2

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Year ended December 28, 2024
Revenues	$892.6	$73.6	$(2.4)	$963.8
Cost of revenues	512.8	55.6	(2.4)	566.0
Gross profit	$379.8	$18.0	$—	$397.8
Other segment items (1)	(173.5)	(15.8)	—	(189.3)
Adjusted EBITDA*	$206.3	$2.2	$—	$208.5

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Year ended December 30, 2023
Revenues	$985.7	$82.3	$(1.6)	$1,066.4
Cost of revenues	560.2	58.1	(1.6)	616.7
Gross profit	$425.5	$24.2	$—	$449.7
Other segment items (1)	(149.7)	(14.4)		(164.1)
Adjusted EBITDA*	$275.8	$9.8	$—	$285.6
(1)Other segment items included in Adjusted EBITDA primarily include selling and marketing expense and general and administrative expense.
* We use measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

Janus International Group, Inc.
Notes to Consolidated Financial Statements

The following table presents a reconciliation of reportable segment net income to adjusted EBITDA for the periods presented:

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Consolidated reconciliation
Net income	$53.8	$70.4	$135.7
Interest, net	36.8	49.6	60.0
Income taxes	22.6	29.9	47.1
Depreciation and amortization	46.1	44.0	39.1
Restructuring & other Adjusted EBITDA adjustments	8.9	14.6	3.7
Adjusted EBITDA*	$168.2	$208.5	$285.6
* We use measures of performance that are not required by or presented in accordance with GAAP in the United States. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

Segment information for the periods presented is as follows:

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Depreciation expense - cost of revenues
Janus North America	$7.6	$6.9	$6.3
Janus International	1.6	0.9	0.6
Consolidated depreciation expense - cost of revenues	$9.2	$7.8	$6.9
Depreciation expense - operating expenses
Janus North America	$3.4	$3.8	$2.0
Janus International	0.3	0.4	0.4
Consolidated depreciation expense - operating expenses	$3.7	$4.2	$2.4
Amortization of intangible assets
Janus North America	$31.9	$30.5	$28.4
Janus International	1.3	1.5	1.4
Consolidated amortization expense	$33.2	$32.0	$29.8
Purchases of property, plant, and equipment
Janus North America	$24.5	$17.2	$15.4
Janus International	0.6	3.2	3.6
Consolidated purchases of property, plant, and equipment	$25.1	$20.4	$19.0

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Year ended January 3, 2026
Product revenues	$633.6	$56.6	$(3.3)	$686.9
Service revenues	150.0	47.3	—	$197.3
Total revenues	$783.6	$103.9	$(3.3)	$884.2
Year ended December 28, 2024
Product revenues	$738.6	$43.2	$(2.4)	$779.4
Service revenues	154.0	30.4	—	$184.4
Total revenues	$892.6	$73.6	$(2.4)	$963.8
Year ended December 30, 2023
Product revenues	$865.1	$46.3	$(1.6)	$909.8
Service revenues	120.6	36.0		$156.6
Total revenues	$985.7	$82.3	$(1.6)	$1,066.4

Janus International Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended
(dollar amounts in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Revenues by country
United States	$779.5	$885.6	$979.4
Other	111.3	80.6	88.6
Eliminations	(6.6)	(2.4)	(1.6)
Total revenues	$884.2	$963.8	$1,066.4

Segment information as of the periods presented is as follows:

(dollar amounts in millions)	January 3, 2026	December 28, 2024
Identifiable assets
Janus North America	$1,231.7	$1,234.6
Janus International	73.3	66.7
Consolidated identifiable assets	$1,305.0	$1,301.3
Property, plant, and equipment, net
Janus North America	$58.8	$49.0
Janus International	7.4	7.8
Consolidated property, plant, and equipment, net	$66.2	$56.8

(dollar amounts in millions)	January 3, 2026	December 28, 2024
Long-lived assets(1)
United States	$450.8	$459.9
Other	29.7	30.1
Total long-lived assets	$480.5	$490.0
(1)Our long-lived assets consist primarily of intangible assets, net, right-of-use assets, net, and property, plant, and equipment, net.

Janus International Group, Inc.
Notes to Consolidated Financial Statements
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

Self-Insurance

Under our workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss workers’ compensation insurance for claims in excess of $0.2 as of both January 3, 2026 and December 28, 2024. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $0.5 and $0.9 as of January 3, 2026, and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Consolidated Financial Statements.

Under our health insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss insurance for claims in excess of $0.3 as of both January 3, 2026 and December 28, 2024. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $1.7 and $1.4 as of January 3, 2026 and December 28, 2024, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Consolidated Financial Statements.

Unconditional Purchase Obligations

The Company has entered into certain unconditional purchase obligations with steel suppliers and under certain software agreements. Those agreements are non-cancelable and specify terms including fixed minimum quantities to be purchased, price provisions, and the terms of payment. We enter into these unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us and as of January 3, 2026, unconditional purchase obligations were $10.3. Management expects to remit $8.4 of unconditional purchase obligations related to the supply contracts in the fiscal year 2026.

20. Subsequent Events

For the Consolidated Financial Statements as of January 3, 2026, we have evaluated subsequent events through the issuance date of the financial statements. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

Kiwi II Acquisition

On January 8, 2026, we entered into, and closed the Asset Purchase Agreement, dated as of January 8, 2026 (the “Kiwi Agreement”) with Kiwi II Construction Inc., a California corporation (“Kiwi Construction”), Kiwi II East Inc., a Tennessee corporation (“Kiwi East”), Metal Tech, Inc., a California corporation (“Metal Tech” and, together with Kiwi Construction and Kiwi East, the “Kiwi Sellers”), certain individuals (the “Beneficial Owners” and, together with the Kiwi Sellers, the “Kiwi Seller Parties”). As consideration for the Kiwi Acquisition, the Company paid approximately $97.2 in cash to the Kiwi Seller Parties.

Repricing

On February 2, 2026, we completed a repricing pursuant to Amendment No. 8 (the “2026 Repricing Amendment”) to our First Lien Credit and Guarantee Agreement (the “First Lien”), dated as of February 12, 2018, by and among Janus Intermediate, LLC, a wholly owned subsidiary of ours (“Janus Intermediate”), Janus International Group, LLC, a wholly owned subsidiary of ours (“Janus International”), Goldman Sachs Bank USA (as successor to UBS AG, Stamford Branch), as administrative agent and collateral agent and the other parties thereto. The 2026 Repricing Amendment reduces the applicable interest rate margins on the First Lien’s term loans by 50 basis points to 1.00% (for the term loans bearing interest at rates based on the base rate) and to 2.00% (for the term loans bearing interest at rates based on the secured overnight financing rate).

IEEPA Tariffs

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the Trump Administration implemented a 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026 for a period of 150 days. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be

Janus International Group, Inc.
Notes to Consolidated Financial Statements
imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2026, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of January 3, 2026, our management team concluded that our disclosure controls and procedures were effective.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of January 3, 2026.

KPMG LLP, the Company’s independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting as of January 3, 2026, which appears in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended January 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Janus International Group, Inc.:

Opinion on Internal Control over Financial Reporting
We have audited Janus International Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 4, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Atlanta, Georgia
March 4, 2026

Item 9B. OTHER INFORMATION

Adoption of Janus Bonus Program

On March 4, 2026, the Board of Directors adopted the Janus International Group, Inc. Bonus Program (the “Janus Bonus Program”), in order to memorialize the criteria and procedures for bonus opportunities granted to participating employees of the Company and its subsidiaries. The Janus Bonus Program is administered by the Compensation Committee, which generally is authorized to designate eligible employees, establish target bonus opportunities and applicable performance goals, and determine the amounts of any bonuses payable under the Janus Bonus Program; however, the Chief Executive Officer is authorized to designate eligible employees who are not Section 16 officers and establish target bonus opportunities for those employees. Generally, the amount of any bonus earned under the Janus Bonus Program will be based on the level of achievement of the applicable performance goals established by the Compensation Committee for the relevant performance period (the Company’s fiscal year or such other period as determined by the Compensation Committee), but the Compensation Committee retains discretion to adjust the amount of any bonus otherwise earned under the Janus Bonus Program, including adjustments to reflect the Compensation Committee’s assessment of individual employee, business unit or Company-wide performance. Bonuses earned under the Janus Bonus Program generally will be paid by March 15 of the calendar year following the end of the applicable performance period, and except as otherwise specified in a separate written plan or agreement applicable to the employee, each participating employee must remain continuously and actively employed by the Company through the applicable bonus payment date in order to receive a bonus under the Janus Bonus Program. All bonuses under the Janus Bonus Program shall be subject to forfeiture or repayment to the Company to the extent applicable pursuant to the Company’s Clawback Policy as amended from time-to-time (or any successor compensation recovery or clawback policy). The foregoing description of the Janus Bonus Program is a summary only and does not purport to be complete and is qualified in its entirety by reference to the full text of the Janus Bonus Program, a copy of which is filed as Exhibit 10.36 to this Annual Report on Form 10-K and is incorporated herein by reference.

Equity Trading Plan Elections

During our fiscal quarter ended January 3, 2026, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days after the fiscal year end covered by this report. Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We expect to file our Proxy Statement no later than 120 days after the close of our last fiscal year pursuant to SEC Regulation 14A in connection with our 2026 Annual Meeting of Stockholders (the “Annual Meeting”), which involves the election of directors.

The following sections of our Proxy Statement are incorporated herein by reference: “Proposal 1 – Election of Directors”, “Executive Officers”, “Board of Directors and Corporate Governance”, “Certain Relationships and Related Party Transactions”, and “Delinquent Section 16(a) Reports.”

We have adopted a code of ethics entitled “Code of Ethics” that applies to our directors, officers, and employees (including our principal executive officer, principal financial officer, and principal accounting officer). We have posted our Code of Ethics on our website (https://ir.janusintl.com/governance/governance-documents) and will post on such website any amendments to, or waivers from, a provision of the Code of Ethics applying to an executive officer or director when required by applicable SEC and NYSE rules and regulations.

The Board has adopted an insider trading policy (the “Insider Trading Policy”) that applies to all of our directors, officers, and employees, as well as certain other designated individuals, to prevent the misuse of confidential information, as well as other companies with which we have a business relationship, and to promote compliance with all applicable securities laws. Among other things, the Insider Trading Policy prohibits engaging in transactions in securities based on material non-public information and prohibits directors, executive officers, and certain other employees from buying or selling our securities during certain periods, except pursuant to an approved trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”). Certain types of transactions in our securities are also prohibited under the Insider Trading Policy. In addition, certain individuals, including directors and officers, are required to receive pre-clearance from our Chief Financial Officer, prior to engaging in transactions in our securities. The Insider Trading Policy also sets forth mandatory guidelines that apply to all executive officers, directors, and employees who adopt Rule 10b5-1 plans for trading in our securities, which are intended to ensure compliance with Rule 10b5-1 and to conform to best practices with respect to the design and implementation of Rule 10b5-1 plans. For additional information, see the Insider Trading Policy, which is filed as an exhibit to our Annual Report on Form 10-K.

It is also our policy that we will not engage in transactions of our securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to us or our securities other than in compliance with applicable law, subject to the policies and procedures adopted by us. We currently have a share repurchase program in place. Repurchases may be made through open market purchases made in accordance with the terms of Rule 10b-18.

Executive Officers and Board of Directors

The following table sets forth the name, age (as of February 27, 2026), and title of the persons that serve as our executive officers and directors:

Name	Age	Title
Ramey Jackson	52	Chief Executive Officer, Director
Anselm Wong	53	Executive Vice President and Chief Financial Officer
Morgan Hodges	61	Executive Vice President
Vic Nettie	58	Executive Vice President of Corporate Operations
Elliot Kahler	35	General Counsel and Corporate Secretary
Jason Williams	48	President - Janus International Group, LLC
David Vanevenhoven	42	Chief Accounting Officer
Rebecca Castillo	52	Vice President of Human Resources
Roger Fradin	72	Chair of the Board
Tony Byerly	59	Director
Xavier Gutierrez	52	Director
Joseph F. Hanna	63	Director
Heather Harding	57	Director
Eileen M. Youds	68	Director

No family relationships exist among any of the above-listed officers or the members of the Board, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. During the past ten years, none of the above-listed officers was involved in any legal proceedings described in Item 401(f) of Regulation S-K.

Executive Officers

Ramey Jackson has served as a director and the Chief Executive Officer of the Company since the effective time of our business combination in June 2021, extending his previous appointment as Chief Executive Officer of Janus International Group, LLC, effective August 2019. Mr. Jackson has been with Janus for over 20 years, having joined the company in 2002 as Vice President of Sales when Janus was founded. Prior to Janus, Mr. Jackson was a sales executive for Doors and Building Components, Inc. and prior to that, a sales and marketing executive with Atlas Door and GA Power.

Anselm Wong has served as Executive Vice President and Chief Financial Officer of the Company since July 2022. Prior to Janus, Mr. Wong served as CFO for GE Digital from October 2019 until June 2022 and Deputy CFO for Resideo Technologies from October 2018 until July 2019. Prior to that, Mr. Wong spent 20 years at Honeywell, having most recently served as VP of Finance & Spin Leader. In this role, he led the spinoff of the Honeywell Homes Business (Resideo) in ten months, separating 250+ legal entities, 17 ERP systems and numerous shared locations that included 17 factories, and hundreds of sales and back office locations throughout the globe. Mr. Wong oversees Janus’s finance organization, including financial planning and analysis, accounting and reporting, internal audit, corporate development, and investor relations. Mr. Wong holds a Bachelor of Commerce degree from University of Toronto in Ontario, Canada and is a CPA as well. He is Six Sigma Green Belt Certified.

Morgan Hodges has served as Executive Vice President of the Company since the effective time of our business combination in June 2021. Mr. Hodges has been with Janus since its inception in 2002, serving as Vice President of Estimating until July 2019, and as Vice President of Estimation and Project Management from July 2019 until September 2020 when he became Executive Vice President of Janus Core. Mr. Hodges provides Janus with day-to-day management over several critical functions of the Company, including estimating, technical sales, and project management, as well as providing key insight toward the overall strategic growth of the Company. Prior to Janus, Mr. Hodges operated an independent company, CES, which specialized in self-storage construction and prior to that was an estimating executive at Doors and Building Components, Inc.

Vic Nettie serves as Executive Vice President, Corporate Operations of Janus, a position he has held since July 2025. Mr. Nettie has been with Janus since its inception in 2002, serving as Vice President of Manufacturing from September 2014 to July 2025. Prior to Janus, Mr. Nettie was the Manufacturing/Operations Manager for Doors and Building Components, Inc. Mr. Nettie has worked in the construction of self-storage facilities, in multiple facets, since the late 1980’s. Mr. Nettie is a graduate of Michigan State University with a degree in Materials and Logistics Management with an emphasis in Operations.

Elliot Kahler serves as General Counsel and Corporate Secretary for the Company. Mr. Kahler joined the Company as Corporate Counsel in 2018, establishing the Company’s in-house Legal department. In September 2022, Mr. Kahler was promoted to General Counsel and, in April 2024, was appointed Corporate Secretary. Prior to joining Janus, Mr. Kahler was an Atlanta-based attorney, where he focused his practice on corporate and transactional law. Mr. Kahler is an active member of the State Bar of Georgia. He received his Juris Doctor from Emory University School of Law and holds a Bachelor of Arts degree in History from Emory University.

Jason Williams serves as the President of Janus Core. Mr. Williams joined the Company in May 2025 from Fortune Brands Innovations (NYSE: FBIN) where he was President of the Security business unit following the Yale and August acquisition from ASSA ABLOY (STO: ASSA-B). Prior to the acquisition, Mr. Williams served as the President of Smart Residential for ASSA ABLOY, leading the business since the inception of its first smart lock in 2011. Mr. Williams has over 15 years of experience in leading and growing access control businesses. Mr. Williams graduated from the Georgia Institute of Technology and received his MBA from the UCLA Anderson School of Management.

David Vanevenhoven serves as Chief Accounting Officer for the Company. Mr. Vanevenhoven joined the Company in February 2023 and in June 2025, was appointed to oversee the Company’s treasury department. He brings an extensive background in technical accounting, financial reporting, integration of mergers and acquisitions, and back-office process improvement primarily within the manufacturing and industrial sector. Mr. Vanevenhoven joined Janus from Mirion Technologies (NYSE: MIR), where he served as the Global Controller from June 2019 until February 2023, and helped the company through numerous domestic and international transactions, including a successful SPAC transaction to become a publicly traded company. Mr. Vanevenhoven began his career in public accounting where he became a Senior Manager at KPMG LLP, serving private and public companies in the manufacturing sector. He is also a licensed CPA, and holds a Bachelor of Accounting degree from the University of Wisconsin-Eau Claire.

Rebecca Castillo serves as the Vice President of Human Resources for the Company. Ms. Castillo joined the Company in 2016 as Director of Human Resources. In September 2022, Ms. Castillo was promoted to Vice President of Human Resources. Prior to joining Janus’s team, Ms. Castillo most recently served as a Regional Human Resources Manager where she led the employee relations and compliance functions for a major landscaping firm. Ms. Castillo received her Bachelor of Business Administration degree from Mercer University’s Stetson School of Business and Economics where she graduated cum laude.

Directors

Roger Fradin has served as Chair of the Board of Directors since December 2023 and has served as a director of the Company since the effective time of our business combination in June 2021. Mr. Fradin has over 40 years of experience acquiring, building, and leading a diverse set of industrial technology businesses. Mr. Fradin began his career at Pittway Corporation where he held a variety of roles of increasing responsibility, including President and Chief Executive Officer of the Security and Fire Solutions segment, and helped lead an entrepreneurial team which transformed Pittway into a $2 billion world leader in electronic security and fire systems. In 2000, Pittway was acquired by Honeywell International Inc. (NYSE: HON), or Honeywell. Shortly thereafter, Mr. Fradin assumed the role of President and Chief Executive Officer of Honeywell Automation and Control Solutions, or ACS. In this role, Mr. Fradin transformed ACS from a business with $7 billion in sales in 2003 focused predominantly on the U.S. market to a $17 billion in sales (as of 2014) global business leader in the development and manufacture of environmental controls, life safety products, and building and process solutions. From 2000 to 2017, Mr. Fradin oversaw, directed, and integrated the acquisition of 60 companies at Honeywell, aggregating billions of dollars in deal value. Mr. Fradin’s strategy and execution for ACS helped create more than $85 billion of value to Honeywell’s shareholders. During his tenure at Honeywell, Mr. Fradin also served as Vice Chairman of Honeywell where he was responsible for acquisition strategy for all of Honeywell. From February 2018 to November 2024, Mr. Fradin served as Chairman of Resideo Technologies, Inc. (NYSE: REZI), or Resideo, a leading provider of home comfort and security solutions. From September 2024 to February 2025, Mr. Fradin served on the board of CompoSecure, Inc. (Nasdaq: CMPO). In addition to Janus, Mr. Fradin currently sits on the boards of L3Harris Technologies Inc. (NYSE: LHX), Vertiv Holdings Co. (NYSE: VRT), and Resolute Holdings Management, Inc. (Nasdaq: RHLD). Also, Mr. Fradin currently serves as a board observer to CompoSecure, Inc. (Nasdaq: CMPO) and as an advisor to MSC Industrial Direct Co., Inc. (NYSE: MSM), or MSC, Resideo, Crane Harbor Acquisition Corp. (Nasdaq: CHAC) and Crane Harbor Acquisition Corp. II. Mr. Fradin formerly served on the boards of Pitney Bowes Inc. (NYSE: PBI) and GS Acquisition Holdings Corp. (NYSE: GSAH) and several of The Carlyle Group’s, or Carlyle, portfolio companies. Mr. Fradin holds a B.S. and M.B.A. from The Wharton School at the University of Pennsylvania.

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

Xavier A. Gutierrez has served as a director of the Company since the effective time of our business combination in June 2021. Mr. Gutierrez is Chairman & CEO of ImpactX Sports Group, LLC, a private investment, operating, and strategic advisory firm focused on the global sports industry, positions he has held since April 2024. Previously, he served as CEO of the Arizona Coyotes NHL franchise from 2020 to 2024. In addition to serving as the first Latino CEO in the history of the National Hockey League, Mr. Gutierrez is one of the only real estate executives and private equity investors to have led a major professional sports franchise. During his 30-year career, Mr. Gutierrez has served as an investor, principal, and dealmaker at a wide array of organizations, including Clearlake Capital Group, The Meruelo Group, Phoenix Realty Group, Latham & Watkins, Lehman Brothers, and the NFL. Mr. Gutierrez currently serves on the boards of Trinitas Capital Management, Aspen Institute Latinos in Society Program, the Hispanic Scholarship Fund, the Stanford Alumni Association, and SUMA Wealth. In 2024, Mr. Gutierrez co-founded LiS: Latinos in Sports, a multi-strategy platform to promote and support the impact of Latinos to the global sports industry. Mr. Gutierrez has previously served as a voting member of the U.S. Securities and Exchange Commission Advisory Committee on Small and Emerging Companies and previously served on the board of directors of several organizations, including the Commercial Bank of California, Sizmek, Inc. (formerly Nasdaq: SZMK), the Arizona Community Foundation, the California Community Foundation, and the US Hispanic Chamber of Commerce. Mr. Gutierrez graduated cum laude from Harvard University, where he received a Bachelor of Arts in Government. He received his Doctor of Jurisprudence from Stanford Law School.

Joseph F. Hanna has served as a director of the Company since December 2023. Mr. Hanna currently serves as President, Chief Executive Officer, and a director of McGrath RentCorp (Nasdaq: MGRC), a leading business-to-business rental company. Mr. Hanna has served as President, Chief Executive Officer, and director of McGrath since 2017. Before serving in his current role at McGrath, Mr. Hanna served as Chief Operating Officer and served in positions of increasing responsibility since 2003. Before joining McGrath, Mr. Hanna held various sales and operational leadership positions at SMC Corporation of America (a subsidiary of SMC Corporation, Tokyo, Japan). Mr. Hanna’s prior experience also includes serving as an officer in the United States Army following his graduation from the U.S. Military Academy, West Point, New York where he received a Bachelor of Science Degree in Electrical Engineering.

Heather Harding has served as a director of the Company since July 2022. Previously, Ms. Harding served as Chief Financial Officer of Luxfer Holdings PLC (NYSE: LXFR) from January 2018 until March 2022, and also served as its Advisor. Over her 25-year career, Ms. Harding has held finance leadership roles of increasing responsibility in global industrial companies. Prior to Luxfer, she served as Vice President, Finance, for Eaton Lighting, a business unit of Eaton Corporation (NYSE: ETN). Prior to that, she was Vice President, Finance, for various operating units within Cooper Industries and Emerson Electric Co. (NYSE: EMR). Ms. Harding currently serves on the board of directors of J.M. Huber Corporation and Tate & Lyle PLC. A Certified Public Accountant, Ms. Harding received a Bachelor of Science in Accounting from Southern Illinois University at Carbondale.

Eileen M. Youds has served as a director of the Company since December 2023. Ms. Youds most recently served as Chief Technology Officer of Portfolio Companies, Operating Principal of Global Infrastructure Partners (GIP), an independent infrastructure private equity company that invests in high quality assets in the energy, transport, and water/waste sectors, where she worked from December 2012 to December 2023. Prior to GIP, Ms. Youds was in manufacturing, human resources, and defense contracting, serving in leadership roles as President, GM, and COO. Ms. Youds has extensive expertise in process and productivity improvement, technology, manufacturing, engineering, and education. Ms. Youds also serves on the boards of a range of corporate, educational and civic organizations, including Stellar Industries, the University of Northern Iowa, and the University of St. Thomas. She has over 30 years of senior leadership and technology experience and has held positions of increasing responsibility in multi-billion dollar companies, including Pearson Vue and Honeywell. Ms. Youds holds a MEP (Management Executive Program) from the Carlson School of Management, University of Minnesota, a M.A. in Mathematics/Computer Science and a B.A. in Chemistry/Mathematics from the University of Northern Iowa.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides certain information with respect to our 2021 Plan as of January 3, 2026, the only equity compensation plan in effect as of January 3, 2026.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,150,869 (1)	9.40 (2)	10,974,131 (3)
Equity compensation plans not approved by security holders	-	-	-
Total	$4,150,869	9.40	$10,974,131

(1) Includes 2,122,722 shares subject to outstanding RSUs granted under the 2021 Plan, 1,390,192 shares subject to outstanding PSUs granted under the 2021 Plan, and 637,955 shares subject to outstanding stock options granted under the 2021 Plan.
(2) The weighted-average exercise price is calculated based solely on the exercise price of outstanding stock options.
(3) Based on 15,125,000 shares authorized for issuance under the 2021 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sections of the Proxy Statement are incorporated herein by reference: “Proposal 1 – Election of Directors” and “Certain Relationships and Related Party Transactions.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following section of the Proxy Statement is incorporated herein by reference: “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.Listing of Documents

1.The financial statements of Janus International Group, Inc. filed as a part of this 2025 Annual Report on Form 10-K are listed in the “Index to Financial Statements and Schedules” on page 51. All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.

2.All financial statement schedules are omitted either because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

3.The following exhibits are filed as part of this 2025 Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Filing Date
2.1	Business Combination Agreement, dated December 21, 2020, by and among Juniper Industrial Holdings, Inc., Janus Parent, Inc., Janus Midco, LLC, Jupiter Management Holdings, LLC, Jupiter Intermediate Holdco, LLC and the other parties named therein.	10-K	2.1	March 29, 2023
2.2	First Amendment to Business Combination Agreement, dated April 6, 2021, by and among Juniper Industrial Holdings, Inc., Janus Midco, LLC, Cascade GP, LLC and the other parties named therein.	10-K	2.2	March 29, 2023
3.1	Third Amended and Restated Certificate of Incorporation of Janus International Group, Inc.	8-K	3.1	June 17, 2025
3.2	Amended and Restated Bylaws of Janus International Group, Inc.	8-K	3.1	February 1, 2024
4.1	Description of Janus International Group, Inc.’s Securities	10-K	4.1	February 26, 2025
4.2	Warrant Agreement, dated June 7, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc.	8-K	4.3	June 11, 2021
4.3	Warrant Agreement, dated July 15, 2021, between Continental Stock Transfer & Trust Company and Janus International Group, Inc.	10-K	4.3	March 29, 2023
10.1	Letter Agreement, dated November 7, 2019, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc.	8-K	10.4	November 13, 2019
10.2	Letter Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc. and Juniper Industrial Sponsor, LLC and each of the officers and directors of Juniper Industrial Holdings, Inc.	8-K	10.1	June 11, 2021
10.3	Registration and Stockholder Rights Agreement, dated November 13, 2019, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc.	8-K	10.3	November 13, 2019
10.4	Registration and Stockholder Rights Agreement Amendment, dated June 7, 2021, between Juniper Industrial Holdings, Inc., Juniper Industrial Sponsor, LLC and certain directors of Juniper Industrial Holdings, Inc.	8-K	10.2	June 11, 2021
10.5	Form of PIPE Subscription Agreement.	10-K	10.5	March 29, 2023
10.6	Sponsor Lock-Up Agreement, dated June 7, 2021, by and among Janus Parent, Inc. and the other parties named therein.	8-K	10.4	June 11, 2021
10.7	Investor Rights Agreement, dated June 7, 2021, by and among Janus International Group, Inc., Juniper Industrial Sponsor LLC and the other parties named therein.	8-K	10.5	June 11, 2021
10.8	Form of Indemnity Agreement.	10-K	10.8	March 29, 2023
10.9	First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.1	September 29, 2021
10.10	Incremental Amendment No. 1, dated as of March 1, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.2	September 29, 2021
10.11	Incremental Amendment No. 2, dated as of August 12, 2019 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.3	September 29, 2021
10.12	Amendment No. 3, dated as of February 5, 2021 to that certain First Lien Credit and Guarantee Agreement, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.4	September 29, 2021
10.13	Incremental Amendment No. 4, dated as of August 18, 2021 to that certain First Lien Credit and Guarantee Agreement, dated as of February 12, 2018, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.5	September 29, 2021
10.14	ABL Credit and Guarantee Agreement, dated as of February 12, 2018, by and among, Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto.	8-K	10.6	September 29, 2021

10.15	Amendment Number One to ABL Credit and Guarantee Agreement, dated as of May 28, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto and the other parties thereto.	8-K	10.7	September 29, 2021
10.16	Amendment Number Two to ABL Credit and Guarantee Agreement, dated as of August 18, 2021, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto.	8-K	10.8	September 29, 2021
10.17+	Transition and Separation Agreement, dated as of June 22, 2022, by and between Janus International Group, Inc. and Scott Sannes.	8-K	10.1	June 23, 2022
10.18+	Offer Letter, dated as of June 16, 2022, by and between Janus International Group, Inc. and Anselm Wong.	8-K	10.2	June 23, 2022
10.19+	Janus International Group, Inc. 2021 Omnibus Incentive Plan.	S-8	10.1	August 13, 2021
10.20+	Form of Restricted Stock Unit Agreement (Directors).	10-K	10.10	March 15, 2022
10.21+	Form of Restricted Stock Unit Agreement (Non-Executive Employees).	10-K	10.21	March 29, 2023
10.22+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement	10-K	10.23	March 29, 2023
10.23+	Form of Stock Option Grant Notice	10-K	10.24	March 29, 2023
10.24	Amendment Number Three to ABL Credit and Guarantee Agreement, dated as of April 10, 2023, by and among Janus International Group, LLC, Wells Fargo Bank, National Association, and the other parties thereto and the other parties thereto.	8-K	10.1	April 12, 2023
10.25	Open Market Sale Agreement, dated as of May 15, 2023, by and among Janus International Group, Inc., Clearlake Capital Partners IV (AIV-Jupiter), L.P., Clearlake Capital Partners IV (Offshore), L.P., Clearlake Capital Partners IV (AIV-Jupiter) USTE, L.P., Clearlake Capital Partners V, L.P., Clearlake Capital Partners V (Offshore), L.P., Clearlake Capital Partners V (USTE), L.P. and Jefferies LLC.	8-K	10.1	May 15, 2023
10.26	Amendment No. 5 to that certain First Lien Credit and Guarantee Agreement, dated as of June 20, 2023, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.1	June 23, 2023
10.27	Amendment No. 6 to that certain First Lien Credit and Guarantee Agreement, dated as of August 3, 2023, as amended, by and among Janus International Group, LLC, UBS AG, Stamford Branch, and the other parties thereto.	8-K	10.1	August 4, 2023
10.28	ABL Credit and Guarantee Agreement, dated as of August 3, 2023, by and among, Janus International Group, LLC, JPMorgan Chase Bank, N.A., and the other parties thereto.	8-K	10.2	August 4, 2023
10.29	Amendment No. 7 to that certain First Lien Credit and Guarantee Agreement, dated as of April 30, 2024, as amended, by and among Janus International Group, LLC, Goldman Sachs Bank USA, and the other parties thereto.	8-K	10.1	April 30, 2024
10.30	Asset Purchase Agreement, dated May 17, 2024, by and among Smith T.M.C., Inc., Jerry O Smith Company, LLC, J.O.S. Realty, Inc., David Scot Smith, and Terminal Door, LLC.	8-K	10.1	May 20, 2024
10.31+	Form of Performance Stock Unit Award Agreement.	8-K	10.1	December 17, 2024
10.32+	Promotion Letter for Rebecca Castillo, dated September 15, 2022, and Offer Letter dated November 18, 2016.	10-K	10.33	February 26, 2025
10.33+	Offer Letter for Pete Frayser, dated January 11, 2016.	10-K	10.34	February 26, 2025
10.34+	Promotion Letter for Elliot Kahler, dated September 15, 2022, and Offer Letter dated September 17, 2018.	10-K	10.35	February 26, 2025
10.35+	Offer Letter for David Vanevenhoven, dated January 20, 2023.	10-K	10.36	February 26, 2025
10.36*+	Janus International Group, Inc. Bonus Program, adopted as of March 4, 2026
10.37+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives).	10-Q	10.1	May 8, 2025
10.38+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Executives).	10-Q	10.2	May 8, 2025
10.39+	Offer Letter for Jason Williams, dated April 25, 2025.	10-Q	10.1	August 7, 2025
10.40	Asset Purchase Agreement, dated January 8, 2026, by and among Janus International Group, LLC, Kiwi Construction Inc., Kiwi II East Inc., Metal Tech, Inc., certain persons set forth on the signature pages thereto, and Wayne Woolsey, an individual, in his capacity as representative of the seller parties.	8-K	10.1	January 8, 2026
10.41†	Amendment No. 8 to First Lien Credit and Guarantee Agreement, dated February 2, 2026.	8-K	10.1	February 02, 2026

19.1	Insider Trading Policy of Janus International Group, Inc., last revised December 31, 2024.	10-K	19.1	February 26, 2025
21.1*	Subsidiaries of Janus International Group, Inc.
23.1*	Consent of BDO USA, P.C., independent registered public accounting firm.
23.2*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page hereto).
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
† Contains schedules and exhibits that have been omitted pursuant to Item 601(b) of Regulation S-K. The Company agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 4, 2026	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Executive Vice President and Chief Financial Officer

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

Name	Position	Date

/s/ Ramey Jackson	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
Ramey Jackson
/s/ Anselm Wong	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2026
Anselm Wong
/s/ David Vanevenhoven	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2026
David Vanevenhoven
/s/ Roger Fradin	Chair	March 4, 2026
Roger Fradin
/s/ Tony Byerly	Director	March 4, 2026
Tony Byerly
/s/ Xavier A. Gutierrez	Director	March 4, 2026
Xavier A. Gutierrez
/s/ Joseph F. Hanna	Director	March 4, 2026
Joseph F. Hanna
/s/ Heather Harding	Director	March 4, 2026
Heather Harding
/s/ Eileen M. Youds	Director	March 4, 2026
Eileen M. Youds