Form 10-Q
period 2026-04-04
Janus International Group, Inc.
filed 2026-05-12
CIK 1839839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, 136,392,459 shares of the Registrant’s common stock were outstanding.

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
•operational risk;
•the inability to realize expected benefits from our cost-savings initiatives;
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
•litigation and regulatory enforcement risks, including the diversion of management’s time and attention and the additional costs and demands on our resources;
•general economic conditions, including the capital and credit markets, and adverse macroeconomic conditions, including unemployment, inflation, fluctuating interest rates, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints;
•the possibility of political instability, war, or acts of terrorism in any of the countries where we operate; and
•other risks and uncertainties described from time to time in our filings with the SEC, press releases, and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended January 3, 2026, and in the documents incorporated by reference herein and therein.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(amounts in millions, except share and per share data - Unaudited)

	April 4, 2026	January 3, 2026
ASSETS
Current Assets
Cash and cash equivalents	$112.0	$194.4
Accounts receivable, less allowance for credit losses of $12.2 and $12.1 as of April 4, 2026 and January 3, 2026, respectively	111.4	107.9
Contract assets	34.2	27.6
Inventories	61.1	58.6
Prepaid expenses	11.5	9.5
Other current assets	24.8	23.8
Total current assets	$355.0	$421.8
Property, plant, and equipment, net	67.2	66.2
Right-of-use assets, net	73.4	73.4
Intangible assets, net	368.9	341.1
Goodwill	428.0	383.9
Deferred tax assets, net	11.5	13.3
Other assets	5.1	5.3
Total assets	$1,309.1	$1,305.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55.5	$40.7
Contract liabilities	16.2	16.7
Current maturities of long-term debt	6.3	6.9
Accrued expenses and other current liabilities	56.1	55.0
Total current liabilities	$134.1	$119.3
Long-term debt, net	540.4	538.8
Deferred tax liabilities, net	3.1	3.1
Other long-term liabilities	71.4	71.3
Total liabilities	$749.0	$732.5
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 149,089,626 and 148,439,716 shares issued as of April 4, 2026 and January 3, 2026, respectively	$—	$—
Treasury stock, at cost, 12,697,167 and 9,583,103 shares as of April 4, 2026 and January 3, 2026, respectively	(117.4)	(100.4)
Additional paid in capital	320.8	315.9
Accumulated other comprehensive loss	(1.6)	(1.1)
Retained earnings	358.3	358.1
Total stockholders’ equity	$560.1	$572.5
Total liabilities and stockholders’ equity	$1,309.1	$1,305.0

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(amounts in millions, except share and per share data - Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025

REVENUES
Product revenues	$188.8	$175.7
Service revenues	33.9	34.8
Total revenues	$222.7	$210.5
Product cost of revenues	125.2	104.7
Service cost of revenues	22.3	23.9
Cost of revenues	$147.5	$128.6
GROSS PROFIT	$75.2	$81.9
OPERATING EXPENSES
Selling and marketing	17.9	16.9
General and administrative	44.2	39.7
Operating expenses	$62.1	$56.6
INCOME FROM OPERATIONS	$13.1	$25.3
Interest expense, net	(8.1)	(10.2)
Loss on extinguishment and modification of debt	(2.1)	—
Other (expense) income, net	(0.4)	0.3
Other Expense, Net	$(10.6)	$(9.9)
INCOME BEFORE TAXES	$2.5	$15.4
Provision for income taxes	2.3	4.6
NET INCOME	$0.2	$10.8
Other comprehensive (loss) income	(0.5)	0.9
COMPREHENSIVE (LOSS) INCOME	$(0.3)	$11.7
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	138,364,384	140,050,632
Diluted	138,774,254	140,270,494
Net income per share, basic and diluted (Note 15)
Basic	$0.00	$0.08
Diluted	$0.00	$0.08

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of $0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 3, 2026	—	$—	138,856,613	$—	9,583,103	$(100.4)	$315.9	$(1.1)	$358.1	$572.5
Repurchase of common shares	—	—	(2,862,680)	—	2,862,680	(15.7)	—	—	—	(15.7)
Issuance of restricted units	—	—	649,910	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(251,384)	—	251,384	(1.3)	—	—	—	(1.3)
Share-based compensation	—	—	—	—	—	—	4.9	—	—	4.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	—	—	—	—	0.2	0.2
Balance as of April 4, 2026	—	$—	136,392,459	$—	12,697,167	$(117.4)	$320.8	$(1.6)	$358.3	$560.1

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of $0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2024	—	$—	140,003,975	$—	7,276,549	$(81.4)	$299.7	$(3.8)	$304.3	$518.8
Repurchase of common shares	—	—	(621,643)	—	621,643	(5.1)	—	—	—	(5.1)
Issuance of restricted units	—	—	884,054	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(331,819)	—	331,819	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	—	—	—	—	4.0	—	—	4.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.9	—	0.9
Net income	—	—	—	—	—	—	—	—	10.8	10.8
Balance as of March 29, 2025	—	$—	139,934,567	$—	8,230,011	$(89.1)	$303.7	$(2.9)	$315.1	$526.8

Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows provided by operating activities
Net income	$0.2	$10.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant, and equipment	3.6	2.9
Noncash lease expense	2.1	1.9
Amortization of intangibles	12.0	8.3
Deferred financing fee amortization	0.4	1.2
Provision for expected losses on accounts receivable	0.3	0.2
Share-based compensation	4.9	4.0
Loss on extinguishment of debt repricing	1.0	—
Deferred income taxes, net	1.8	0.9
Other, net	0.7	0.7
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	10.6	15.8
Contract assets	(2.9)	(4.9)
Inventories	(1.7)	(0.4)
Prepaid expenses and other current assets	(2.8)	4.7
Other assets	—	0.3
Accounts payable	10.3	3.2
Contract liabilities	(0.3)	(0.2)
Accrued expenses and other current liabilities	(2.2)	0.4
Other long-term liabilities	(1.8)	(1.5)
Net cash provided by operating activities	$36.2	$48.3
Cash flows used in investing activities
Purchases of property, plant, and equipment	$(2.8)	$(6.4)
Cash paid for acquisition, net of cash acquired	(97.2)	—
Net cash used in investing activities	$(100.0)	$(6.4)
Cash flows used in financing activities
Principal payments on long-term debt	$—	$(41.5)
Repurchase of common stock	(15.5)	(5.0)
Cash paid for common stock withheld for taxes	(1.3)	(2.6)
Principal payments on finance lease obligations	(0.4)	(0.7)
Excise taxes paid for repurchase of common stock	(0.2)	(0.8)
Payments for debt repricing fees	(1.1)	—
Net cash used in financing activities	$(18.5)	$(50.6)
Effect of exchange rate changes on cash and cash equivalents	$(0.1)	$0.2
Net decrease in cash	$(82.4)	$(8.5)
Cash, beginning of period	$194.4	$149.3
Cash, end of period	$112.0	$140.8

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025

Supplemental cash flow information
Interest paid	$6.5	$7.6
Income taxes paid	$0.1	$0.3
Cash paid for operating leases included in operating activities	$3.0	$2.5
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$2.4	$—
Right-of-use assets and lease liabilities reduced for terminated leases	$(0.1)	$—
Right-of-use assets obtained in exchange for finance lease obligations	$—	$1.2
RSU shares withheld included in accrued employee taxes	$0.3	$0.2
Excise taxes from common share repurchase included in accrued expenses	$0.2	$0.1
Purchases of property, plant, and equipment in accounts payable	$0.1	$0.7
Net working capital adjustment from Kiwi II acquisition included in accrued liabilities	$(1.6)	$—

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

We are headquartered in Temple, Georgia, with operations in the United States of America (“United States” or “U.S.”), United Kingdom (“U.K.”), Australia, France, Canada, and Poland. Janus International Group, Inc. is a holding company with no operations other than global management of certain operating entities, including Janus International Group, LLC. Janus Intermediate, LLC is a holding company with no other operations, cash flows, material assets, or liabilities other than the equity interests held in Janus International Group, LLC. We provide products and services through our two operating and reportable segments, which are based on the geographic region of our operations: (i) Janus North America and (ii) Janus International. Our Janus North America segment is comprised of Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). Janus Core includes our Kiwi II Construction and DBCI branded offerings. Our Janus International segment is comprised of Janus International Europe Holdings Ltd. (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”), whose production and sales are largely in Europe, the U.K., and Australia. Our common stock currently trades on the New York Stock Exchange under the symbol “JBI”.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the applicable rules and regulations of the SEC. These Unaudited Condensed Consolidated Financial Statements do not include all information required by U.S. GAAP for complete financial statements and should be read in conjunction with the Audited Consolidated Financial Statements and notes that are included in the Company’s Annual Report on Form 10-K, for the year ended January 3, 2026. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The dollar amounts in the Notes to Unaudited Condensed Consolidated Financial Statements are shown in U.S. dollars and presented in millions and rounded to the nearest tenth of a million, unless otherwise noted, except for share and per share amounts.

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

During the three month period ended April 4, 2026, we made a voluntary change in the presentation of certain contracts within our International segment that were previously classified as service revenue and service cost of revenues to product revenue and product cost of revenues. We believe the reclassification is a better depiction of how the business is managed and aligns with the global presentation of these types of contracts. We have reflected the changes on the currently reported figures for the three month period ended April 4, 2026 and have applied the changes retrospectively to the previously reported figures shown in the tables below for the three month period ended March 29, 2025. This change had no impact on our previously reported total revenues, cost of revenues, net income, gross profit, income from operations, earnings per share, retained earnings, net assets or cash flows.

	As previously reported	Reclassification	As adjusted
Consolidated Statement of Operations and Comprehensive (Loss) Income
REVENUES (Three Month Period Ended March 29, 2025)
Product revenues	$166.3	$9.4	$175.7
Service revenues	44.2	(9.4)	34.8
Total revenues	210.5	—	210.5
Product cost of revenues	97.7	7.0	104.7
Service cost of revenues	30.9	(7.0)	23.9
Total cost of revenues	128.6	—	128.6

Footnote 17 - Segments Information
Three Month Period Ended March 29, 2025
Janus International
Product revenues	11.7	9.4	21.1
Service revenues	9.5	(9.4)	0.1
Total revenues	$21.2	$—	$21.2

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

Significant Accounting Policies

Our significant accounting policies have not changed materially from those described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Cash and Cash Equivalents

Cash and cash equivalents include our short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. Interest income on cash equivalents is offset against interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Interest income was $0.7 and $1.1 for the three month periods ended April 4, 2026 and March 29, 2025, respectively.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The activity for the allowance for credit losses during the three month periods ended April 4, 2026 and March 29, 2025 is as follows:

(dollar amounts in millions)
Balance at January 3, 2026	$12.1
Write-offs	(0.2)
Provision for expected credit losses on accounts receivable	0.3
Balance at April 4, 2026	$12.2

(dollar amounts in millions)
Balance at December 28, 2024	$18.1
Write-offs	(3.2)
Provision for expected credit losses on accounts receivable	0.2
Balance at March 29, 2025	$15.1

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). We account for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which it is entitled.

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

Revenues transferred at a point-in-time accounted for 58% and 69% of total revenues for the periods ended April 4, 2026 and March 29, 2025, respectively.

Revenues transferred over time accounted for 42% and 31% of total revenues for the periods ended April 4, 2026 and March 29, 2025, respectively.

We enter into certain contracts with customers that may include multiple performance obligations. For contracts with multiple performance obligations, the transaction price is allocated based on the standalone selling price.

For certain revenue recognized over time, we utilize the cost-to-cost input method as it provides the most accurate measure of when goods and services are transferred to the customer. Under this method, we estimate the costs to complete individual contracts and recognize revenue proportionately to the total contract price deemed complete, based on the relationship of costs incurred to date to total anticipated costs.

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

The activity related to product warranty liabilities recorded in accrued expenses and other current liabilities during the three month periods ended April 4, 2026 and March 29, 2025, is as follows:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)
Balance at January 3, 2026	$4.4
Change in warranty provision	(0.1)
Warranty charges incurred	(0.2)
Balance at April 4, 2026	$4.1
(dollar amounts in millions)

Balance at December 28, 2024	$4.8
Change in warranty provision	0.3
Warranty charges incurred	(0.1)
Balance at March 29, 2025	$5.0

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

The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of our debt is estimated using fair value-based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. Our debt approximates its carrying amount as of April 4, 2026 and January 3, 2026 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 9 and 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of our debt).

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

As of April 4, 2026, there were no customers that represented more than 10% of accounts receivable or more than 10% of revenues. For the three month period ended April 4, 2026, we had one vendor that accounted for 14% of all raw material and finished goods purchases. This vendor provides raw materials to us which can be sourced by alternative vendors should the need arise.

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
Governmental Grants

We account for the receipt of governmental grants, including various tax credits in accordance with International Accounting Standards (“IAS”) 20, as there is no prevailing specific U.S. GAAP guidance. Grants are recognized in our financial statements on a systematic basis over the period that we incur the related costs that the grants are intended to compensate. We account for income related grants, by presenting them as other income or deduct them from the associated expense, such as a payroll tax credit. We account for asset-related grants by presenting them as either deferred income or by deducting the grant from the asset's carrying amount. We recognize governmental grants in the financial statements when reasonable assurance of two qualifications are met, that being 1) that the conditions of the grant are met and 2) we determine it probable that the grant will be received.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

In December 2025, the FASB issued Accounting Standards Update No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" (ASU 2025-10). The FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for our annual and quarterly reporting periods beginning January 1, 2029. Early adoption is permitted. We are currently assessing the potential impact of this guidance on our disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, we do not believe any of these accounting pronouncements have had or will have a material impact on our consolidated financial position or results of operations.

3. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced are capitalized into inventories. The major components of inventories are as follows for the periods presented:

(dollar amounts in millions)	April 4, 2026	January 3, 2026
Raw materials	$47.0	$46.7
Work-in-process	0.3	0.3
Finished goods	13.8	11.6
Inventories	$61.1	$58.6

4. Property, Plant, and Equipment, net

Property, plant, and equipment, net are as follows for the periods presented:

(dollar amounts in millions)	Useful Life	April 4, 2026	January 3, 2026
Land	Indefinite	$0.9	$0.9
Building	30 years	8.4	8.2
Manufacturing machinery and equipment	3-10 years	71.1	69.3
Leasehold improvements	Over the shorter of the lease term or respective useful life	13.4	12.0
Computer and software	3-7 years	17.1	19.2
Furniture and fixtures, and vehicles	3-7 years	7.4	6.8
Construction in progress		4.5	5.8
Total property, plant, and equipment		$122.8	$122.2
Less: accumulated depreciation		(55.6)	(56.0)
Property, plant, and equipment, net		$67.2	$66.2

Depreciation expense included in cost of revenues, was approximately $2.4 and $2.0 for the three month periods ended April 4, 2026 and March 29, 2025, respectively. Depreciation expense included in operating expenses was $1.2 and $0.9 for the three month periods ended April 4, 2026 and March 29, 2025, respectively.

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

The components of right-of-use assets and lease liabilities were as follows for the periods presented:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)	Balance Sheet Classification	April 4, 2026	January 3, 2026
Assets:
Operating lease assets	Right-of-use assets, net	$71.3	$70.8
Finance lease assets	Right-of-use assets, net	2.1	2.6
Total leased assets		$73.4	$73.4
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$6.9	$6.3
Financing	Current maturities of long-term debt	0.8	0.9
Noncurrent:
Operating	Other long-term liabilities	$70.9	$70.9
Financing	Long-term debt	1.0	1.3
Total lease liabilities		$79.6	$79.4

The components of lease expense were as follows for the periods presented:

	Three Months Ended
(dollar amounts in millions)	April 4, 2026	March 29, 2025
Operating lease cost	$3.1	$2.6
Variable lease cost	0.2	0.1
Short-term lease cost	0.3	0.1
Finance lease cost:
Amortization of right-of-use assets	0.3	0.4
Interest on lease liabilities	—	0.1
Total lease cost	$3.9	$3.3

Other information related to leases was as follows for the periods presented:

	April 4, 2026	January 3, 2026
Weighted Average Remaining Lease Term (in years)
Operating Leases	13.2	11.9
Finance Leases	2.4	2.5
Weighted Average Discount Rate
Operating Leases	7.2%	7.4%
Finance Leases	7.2%	7.2%

As of April 4, 2026, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2026	$9.6
2027	11.7
2028	11.3
2029	10.2
2030	8.7
Thereafter	73.7
Total future lease payments	$125.2
Less: imputed interest	(47.4)
Present value of future lease payments	$77.8

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of April 4, 2026, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2026	$0.7
2027	0.8
2028	0.4
2029	0.1
2030	—
Thereafter	—
Total future lease payments	$2.0
Less: imputed interest	(0.2)
Present value of future lease payments	$1.8

6. Business Combination

Kiwi II Asset Acquisition

On January 8, 2026, through our wholly owned subsidiary Janus Core, we acquired 100% of the business operations (such transaction, the “Kiwi II Acquisition”) of Kiwi II Construction, Inc., a California corporation, Kiwi II East Inc., a Tennessee corporation, and Metal Tech, Inc., a California corporation, (collectively, the “ Kiwi II Sellers”). Pursuant to the asset purchase agreement for such acquisition, we acquired substantially all the assets of the Sellers related to the business of designing, supplying, and constructing self-storage facilities and manufacturing certain components used in those facilities. We accounted for this acquisition as a business combination. The accounting for the business combination, including the valuations of all identifiable assets, all identifiable liabilities assumed, any associated goodwill and total consideration are based on currently available information and are considered preliminary. The final accounting for the business combination may differ materially from those presented in these Unaudited Condensed Consolidated Financial Statements. Acquisition-related costs were expensed as incurred in fiscal 2025 and were not material.

The following tables summarize the preliminary fair value of consideration transferred and the recognized amount of identified assets acquired, and liabilities assumed at the date of acquisition:

(dollar amounts in millions)
Segment	North America
Consideration transferred
Cash paid	$97.2
Plus: estimated net working capital adjustment	1.6
Total purchase consideration, net of cash acquired	$98.8
Recognized amounts of identifiable assets acquired
Accounts receivable	$14.5
Contract assets	3.7
Property and equipment	2.3
Inventory	0.9
Prepaid assets	0.4
Identifiable intangible assets	40.1
Recognized amounts of identifiable liabilities assumed
Accounts payable	(4.6)
Other liabilities	(2.7)
Total identifiable net assets	$54.6
Goodwill	44.2
Total net assets acquired	$98.8

We recognized preliminary estimated goodwill related to the Kiwi II Acquisition of $44.2. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is expected to be deductible for tax purposes.

The following table sets forth the components of identifiable intangible assets acquired as of the date of the Kiwi II Acquisition, and the related weighted average amortization period:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)	Fair Value	Weighted-Average Amortization Period (years)
Customer relationships	$18.7	10
Backlog	11.0	1
Non-compete agreements	5.9	5
Tradename	4.5	5
Identifiable intangible assets	$40.1

Results of Acquired Operations

The results of the acquired operations of Kiwi II have been included in our Unaudited Condensed Consolidated Financial Statements since the acquisition date of January 8, 2026.

For the period from January 8, 2026 through April 4, 2026, Kiwi II contributed revenues of $18.1 and net loss of $1.4. We did not present pro-forma revenues or net income for the prior three month period ended March 29, 2025 as we consider these to be immaterial.

7. Acquired Intangible Assets and Goodwill

Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets are as follows for the periods presented:

			April 4, 2026				January 3, 2026
(dollar amounts in millions)	Original Useful Life (years)	Remaining Weighted-Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Customer relationships	10-15	7.5	$466.0	$222.9	$—	$243.1	$447.9	$214.8	$0.4	$232.7
Tradenames and trademarks	Indefinite	Indefinite	107.7	—	12.3	95.4	107.8	—	12.3	95.5
Tradenames and trademarks	5	4.3	6.2	0.9	—	5.3	1.7	0.6	—	1.1
Software development	10-15	6.9	20.3	10.8	—	9.5	20.3	10.4	—	9.9
Non-compete agreements	3-5	4.2	8.6	1.3	—	7.3	3.0	1.1	—	1.9
Backlog	1	0.8	11.0	2.7	—	8.3	—	—	—	—
Total intangible assets			$619.8	$238.6	$12.3	$368.9	$580.7	$226.9	$12.7	$341.1

Changes to gross carrying amount of recognized intangible assets due to translation adjustments include a loss of $0.2 and a gain of $1.0 for the periods ended April 4, 2026 and January 3, 2026, respectively. The amortization of intangible assets is included in the general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization expense was approximately $12.0 and $8.3 for the three month periods ended April 4, 2026 and March 29, 2025, respectively.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Goodwill

The changes in the carrying amounts of goodwill are as follows for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of January 3, 2026	$371.8	$12.1	$383.9
Kiwi II Acquisition	44.2	—	44.2
Foreign Currency Translation Adjustment	—	(0.1)	(0.1)
Balance as of April 4, 2026	$416.0	$12.0	$428.0

Goodwill and Indefinite-Life Intangible Impairment Assessment

We test goodwill and indefinite lived intangibles for impairment on an annual basis and between annual tests if an event occurs or circumstances change (a “triggering event”) that would more likely than not reduce the fair value of a reporting unit below its carrying value. We considered the continuation of a sustained decline in our market capitalization level and other macroeconomic factors as indicators that an impairment loss may have occurred. Therefore, we performed an interim quantitative impairment assessment as of April 4, 2026, for each reporting unit, as well as certain indefinite-lived intangible assets using our best estimates for assumptions regarding future revenues, anticipated margins, discount rates, and long-term growth rates to estimate the fair value of our reporting units.

Based on the results of this assessment, the fair value of all of our reporting units exceeded their carrying values; however, we identified two reporting units for which the fair values were not substantially in excess of their carrying values.

Our BETCO reporting unit had a fair value in excess of its carrying value of $56.8 by 8.2% and our TMC reporting unit had a fair value in excess of its carrying value of $55.0 by 20.0%. As of April 4, 2026, our BETCO and TMC reporting units had goodwill balances of $22.7 and $14.8, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities are summarized as follows for the periods presented:

(dollar amounts in millions)	April 4, 2026	January 3, 2026
Customer deposits	$15.2	$15.2
Employee compensation	11.5	14.4
Current operating lease liabilities	6.9	6.3
Interest payable	5.5	3.7
Product warranties	4.1	4.4
Sales tax payable	2.8	3.3
Deferred acquisition accrual	1.6	—
Restructuring liability	1.3	0.3
Income tax payable	0.3	0.1
Other liabilities(1)	6.9	7.3
Total accrued expenses and other current liabilities	$56.1	$55.0
(1)Other liabilities as of April 4, 2026 and January 3, 2026 consist of property tax, credit card, and various other accruals.

9. Line of Credit

2023 ABL Credit and Guarantee Agreement - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.

The interest rate on the facility is based on a base rate, unless we choose an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement). If the Adjusted Term SOFR Rate is elected, the interest rate is equal to the Adjusted Term SOFR Rate, which includes a 10 basis points flat CSA, plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on the Average Excess Availability (as defined in the 2023 LOC Agreement). As of April 4, 2026, the SOFR Margin Rate was 1.50%. As of April 4, 2026 and January 3, 2026, the interest rate in effect for the facility was 5.26% and 5.42%, respectively. The line of credit is collateralized by accounts receivable and inventories. We accrue an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC Agreement.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
We incurred $1.3 of debt issuance costs, which were capitalized and are being amortized over the term of the facility, using the straight-line method, and are presented as part of other assets within our Unaudited Condensed Consolidated Balance Sheet. The amortization of the deferred loan costs is included in interest expense, net on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Amortization of approximately $0.1 was recognized for the three month periods ended April 4, 2026 and March 29, 2025, respectively. The unamortized portion of the fees, included in Other assets, as of April 4, 2026 and January 3, 2026, was approximately $0.6, respectively. There were no borrowings outstanding on the line of credit as of April 4, 2026 and January 3, 2026.

As of April 4, 2026, and January 3, 2026, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of April 4, 2026 and January 3, 2026 was approximately $71.8 and $66.1, respectively.

10. Long-Term Debt

Long-term debt consists of the following for the periods presented:

(dollar amounts in millions)	April 4, 2026	January 3, 2026
Note payable - First Lien	$551.0	$551.0
Finance leases	1.8	2.2
	$552.8	$553.2
Less: unamortized deferred financing fees	6.1	7.5
Less: current maturities	6.3	6.9
Total long-term debt	$540.4	$538.8

Notes Payable - First Lien - On April 30, 2024, we completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Term Loan. The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, we are no longer subject to a CSA rate of 0.10%.

On February 2, 2026, we completed a repricing pursuant to Amendment No. 8 (the “2026 Repricing Amendment”) to the First Lien Term Loan, dated as of February 12, 2018. The 2026 Repricing Amendment reduces the applicable interest rate margins on the First Lien’s term loans by 50 basis points to 1.00% (for the term loans bearing interest at rates based on the base rate) and to 2.00% (for the term loans bearing interest at rates based on the secured overnight financing rate).

Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt is secured by substantially all of our business assets. There are no prepayment penalties if we make voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of April 4, 2026 was 5.66%.

We wrote off $1.0 of unamortized debt financing costs associated with the First Lien Term Loan prior to the 2026 Repricing Amendment that were deemed extinguished and recognized as within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive (Loss) Income. In conjunction with the 2026 Repricing Amendment, during the three month period ended April 4, 2026, we incurred $1.1 of costs from third parties that did not qualify for capitalization of deferred financing costs, and were expensed within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization of approximately $0.4 and $1.1 was recognized for the three month periods ended April 4, 2026 and March 29, 2025, respectively, as a component of interest expense.

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

We measure compensation expense for share-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). During the three month period ended April 4, 2026, we granted share-based awards including restricted stock

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of our common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur. Unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Share-based compensation expense is recognized straight-line over the respective vesting periods, reduced for actual forfeitures and is included in general and administrative expense in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income.

In connection with the equity awards, the share-based compensation expense was $4.9 and $4.0 for the three month periods ended April 4, 2026 and March 29, 2025, respectively. The income tax benefit from share-based compensation was $0.5 and $0.6 for the three month periods ended April 4, 2026 and March 29, 2025, respectively.

Restricted Stock Unit Grants

RSUs are subject to a vesting period between one and four years. RSU activity for the three month period ended April 4, 2026 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at January 3, 2026	2,122,722	$11.3
Granted(1)	3,073,290	6.4
Vested	(649,910)	11.2
Forfeited	(37,671)	6.9
Unvested, outstanding at April 4, 2026	4,508,431	$8.0
(1) This amount includes 1,806,570 RSUs granted in conjunction with the Kiwi II acquisition during the period ended April 4, 2026.

Total compensation expense related to the above awards was approximately $4.2 and $3.0 for the three month periods ended April 4, 2026 and March 29, 2025, respectively. As of April 4, 2026, there was an aggregate of $12.0 of unrecognized expense related to the RSUs granted, which the Company expects to amortize over a weighted average period of 2.2 years.

Performance-based Restricted Stock Unit Grants

PSU awards are based on the satisfaction of the Company’s two-year or three-year cumulative financial targets. The number of PSUs that can be earned range from 0% and 200% of the original target number of PSUs. PSUs are subject to a two-year or three-year performance cliff-vesting period.

PSU activity for the three month period ended April 4, 2026 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at January 3, 2026	1,390,192	$9.5
Granted	612,664	5.6
Units lost based on performance	(193,548)	10.6
Unvested, outstanding at April 4, 2026(1)	1,809,308	$8.0
(1)This amount includes 215,845 performance stock units, which are projected to payout at 0% due to performance results from previously-granted PSU awards in fiscal year 2024.
Total compensation expense related to the PSUs was approximately $0.7 and $1.0 for the three month periods ended April 4, 2026 and March 29, 2025, respectively. As of April 4, 2026, there was an aggregate of $6.0 of unrecognized expense related to the PSUs granted, which the Company expects to amortize over a weighted average period of 1.4 years.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
We record restructuring charges when they are probable and estimable. Restructuring costs are accrued upon announcement of the facility closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Our restructuring expenses are comprised of the following for the periods presented:

	Three Months Ended
(dollar amounts in millions)	April 4, 2026	March 29, 2025
Severance and termination benefits	$2.5	$0.3
Legal, consulting, and other costs	0.1	0.1
Total restructuring charges	$2.6	$0.4

The following tables summarize the changes in the accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at January 3, 2026	$0.3
Restructuring charges	2.6
Payments	(1.6)
Balance at April 4, 2026	$1.3

(dollar amounts in millions)
Balance at December 28, 2024	$0.3
Restructuring charges	0.4
Payments	(0.6)
Balance at March 29, 2025	$0.1

13. Revenue Recognition

Contract balances as of April 4, 2026 and January 3, 2026 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at April 4, 2026	$25.2
Unbilled receivables at April 4, 2026	9.0
Contract assets at April 4, 2026	$34.2

Revenues in excess of billings at January 3, 2026	$20.8
Unbilled receivables at January 3, 2026	6.8
Contract assets at January 3, 2026	$27.6

Contract liabilities at April 4, 2026	$16.2
Contract liabilities at January 3, 2026	$16.7

During the three month period ended April 4, 2026, the Company recognized revenue of approximately $9.5 related to contract liabilities at January 3, 2026.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue

We disaggregate revenue by reportable segment and by sales channel of revenue recognition. The following disaggregation of revenue depicts our reportable segment revenues by sales channel of revenue recognition for the periods presented:

Revenue by Sales Channel

(dollar amounts in millions)	Three Months Ended
Reportable Segments by Sales Channel Revenue Recognition	April 4, 2026	March 29, 2025
Janus North America
Self storage - new construction	$71.3	$67.0
Self storage - R3	57.8	55.7
Commercial and other	66.8	68.0
	$195.9	$190.7
Janus International
Self storage - new construction	$25.1	$19.9
Self storage - R3	2.2	1.3
	$27.3	$21.2
Eliminations	(0.5)	(1.4)
Total revenue	$222.7	$210.5

14. Income Taxes

We are taxed as a Corporation under Subchapter C in the U.S. We also file in U.S. state and local jurisdictions and in other countries where we have operations. Our effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, and certain tax rate differences between U.S. and foreign jurisdictions. Our foreign subsidiaries file income tax returns in local country jurisdictions as required. The U.K., France, and Australia entities are included on U.S. tax returns as pass-through entities.

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

During the three month periods ended April 4, 2026 and March 29, 2025, the Company recorded a total income tax provision of approximately $2.3 and $4.6 on pre-tax income of $2.5 and $15.4 resulting in an effective tax rate of 92.0% and 29.9%, respectively. For the three month period ended April 4, 2026, the effective tax rate was primarily impacted by lower than usual income before tax, state income taxes, nondeductible executive compensation, the discrete impact of share-based compensation, offset by the benefit of tax credits and the U.S. tax net benefit of foreign operations. For the three month period ended March 29, 2025, the effective tax rate was primarily impacted by state income taxes, nondeductible executive compensation, the discrete impact of RSU vesting, offset by the benefit of the R&D credit and the U.S. tax benefit derived from U.S. exports.

15. Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three month periods ended April 4, 2026 and March 29, 2025, dilutive potential common shares include stock options and unvested RSUs. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended
(amounts in millions, except share and per share data)	April 4, 2026	March 29, 2025
Numerator:
Net income attributable to common stockholders	$0.2	$10.8
Denominator:
Weighted average number of shares:
Basic	138,364,384	140,050,632
Adjustment for dilutive securities	409,870	219,862
Diluted	138,774,254	140,270,494
Basic net income per share attributable to common stockholders	$0.00	$0.08
Diluted net income per share attributable to common stockholders	$0.00	$0.08

16. Share Repurchase Program

During 2024, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to purchase up to $100.0 of our common stock. During 2025, we announced an authorized increase of $75.0 to our share repurchase program. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time. As of April 4, 2026, there is $65.0 remaining under the share repurchase program.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the periods presented:

	Three Months Ended
(amounts in millions, except share data)	April 4, 2026	March 29, 2025
Number of shares repurchased	2,862,680	621,643
Share repurchase cost (including excise taxes)	$15.7	$5.1

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

The following table presents segment revenue, gross profit, and Adjusted EBITDA for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended April 4, 2026
Revenues	$195.9	$27.3	$(0.5)	$222.7
Cost of revenues	126.2	21.8	(0.5)	147.5
Gross profit	$69.7	$5.5	$—	$75.2
Other segment items (1)	(38.2)	(4.0)	—	(42.2)
Adjusted EBITDA*	$31.5	$1.5	$—	$33.0

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended March 29, 2025
Revenues	$190.7	$21.2	$(1.4)	$210.5
Cost of revenues	113.3	16.7	(1.4)	128.6
Gross profit	$77.4	$4.5	$—	$81.9
Other segment items (1)	(40.5)	(3.0)	—	(43.5)
Adjusted EBITDA*	$36.9	$1.5	$—	$38.4
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

The following table presents a reconciliation of reportable segment net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(dollar amounts in millions)	April 4, 2026	March 29, 2025
Consolidated reconciliation
Net income	$0.2	$10.8
Interest, net	8.1	10.2
Income taxes	2.3	4.6
Depreciation and amortization	15.6	11.2
Restructuring & other Adjusted EBITDA adjustments	6.8	1.6
Adjusted EBITDA*	$33.0	$38.4
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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Segment information for the periods presented is as follows:

	Three Months Ended
(dollar amounts in millions)	April 4, 2026	March 29, 2025
Depreciation expense - cost of revenues
Janus North America	$2.0	$1.7
Janus International	0.4	0.3
Consolidated depreciation expense - cost of revenues	$2.4	$2.0
Depreciation expense - operating expenses
Janus North America	$1.1	$0.8
Janus International	0.1	0.1
Consolidated depreciation expense - operating expenses	$1.2	$0.9
Amortization of intangible assets
Janus North America	$11.7	$8.0
Janus International	0.3	0.3
Consolidated amortization expense	$12.0	$8.3
Purchases of property, plant, and equipment
Janus North America	$2.7	$6.7
Janus International	0.1	0.2
Consolidated purchases of property, plant, and equipment	$2.8	$6.9

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended April 4, 2026
Product revenues	$162.2	$27.1	$(0.5)	$188.8
Service revenues	33.7	0.2	—	$33.9
Total revenues	$195.9	$27.3	$(0.5)	$222.7
Three months ended March 29, 2025
Product revenues	$156.0	$21.1	$(1.4)	$175.7
Service revenues	34.7	0.1	—	$34.8
Total revenues	$190.7	$21.2	$(1.4)	$210.5

Segment information as of the periods presented is as follows:

(dollar amounts in millions)	April 4, 2026	January 3, 2026
Identifiable assets
Janus North America	$1,233.7	$1,231.7
Janus International	75.4	73.3
Consolidated identifiable assets	$1,309.1	$1,305.0

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
18. Commitments and Contingencies

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain commitments and contingencies. Those matters include the following:

General Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Self-Insurance

Under our workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss workers’ compensation insurance for claims in excess of $0.2 as of both April 4, 2026 and January 3, 2026. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $0.5 and $0.5 as of April 4, 2026, and January 3, 2026, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Under our health insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss insurance for claims in excess of $0.3 as of both April 4, 2026 and January 3, 2026. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $1.2 and $1.7 as of April 4, 2026 and January 3, 2026, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended January 3, 2026.

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
•Results of Operations: This section provides an analysis of our results of operations for the three month periods ended April 4, 2026 and March 29, 2025.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the three month periods ended April 4, 2026 and March 29, 2025. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at April 4, 2026, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Critical Accounting Estimates: This section identifies and summarizes those accounting estimates that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Business Overview

We are a global manufacturer and supplier of turn-key self-storage, commercial, and industrial building solutions including: roll up and swing doors, hallway systems, relocatable storage units, and facility and door automation technologies with manufacturing operations in Georgia, Texas, Arizona, Indiana, North Carolina, Tennessee, Poland, United Kingdom (“U.K.”), and Australia. The self-storage industry is comprised of institutional and non-institutional facilities. Institutional facilities typically include multi-story, climate controlled facilities located in prime locations owned and/or managed by large real estate investment trusts (“REITs”) or returns-driven operators of scale and are primarily located in the top 50 U.S. metropolitan statistical areas (“MSAs”), whereas the vast majority of non-institutional facilities are single-story, non-climate controlled facilities located outside of city centers owned and/or managed by smaller private operators that are mostly located outside of the top 50 U.S. MSAs. We are highly integrated with customers at every phase of a project, including facility planning/design, construction, access control, and the restoration, rebuilding, and replacement (“R3”) of self-storage facilities and damaged or end-of-life products.

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. Our Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. Our Janus North America segment is comprised of all the other entities including Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Betco, Inc. (“BETCO”), Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). Janus Core includes our Kiwi II Construction and DBCI branded offerings. Furthermore, our business is comprised of three primary sales channels: self-storage - new construction, self-storage - R3 (R3), and commercial and other. The commercial and other category is primarily comprised of roll-up sheet and rolling steel door sales into the commercial marketplace.

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

Commercial light duty steel roll-up doors are designed for applications that require less frequent and less demanding operations. We offer heavy duty commercial grade steel doors (minimized dead-load, or constant weight of the curtain itself) perfect for warehouses, commercial buildings, and terminals, designed with a higher gauge and deeper guides, which combat the heavy scale of use with superior strength and durability. We offer rolling steel doors known for minimal maintenance and easy installation with, but not limited to, the following options for: commercial slat doors, heavy duty service doors, fire doors, fire rated counter shutters, insulated service doors, counter shutters and grilles. We also provide trucking terminal renovation, construction, remodeling, and maintenance services to trucking customers in the United States.

Executive Overview

Our operational and corporate strategy is to penetrate the self-storage, commercial and industrial storage markets, as well as capitalizing on aging self-storage facilities, while continuing to diversify our products and solutions. We are a bespoke provider of products and solutions for our clients.

•Total revenues of $222.7 for the three month period ended April 4, 2026 compared to $210.5 for the three month period ended March 29, 2025.
•Net income of $0.2 for the three month period ended April 4, 2026 compared to $10.8 for the three month period ended March 29, 2025.
•Adjusted EBITDA of $33.0 for the three month period ended April 4, 2026 compared to $38.4 for the three month period ended March 29, 2025.
•Adjusted EBITDA as a percentage of revenues was 14.8% for the three month period ended April 4, 2026 compared to 18.2% for the three month period ended March 29, 2025.
•Cash flows provided by operations of $36.2 were generated for the three month period ended April 4, 2026 compared to $48.3 cash flows provided by operations for the three month period ended March 29, 2025.
•Successfully completed repricing of First Lien Term Loan, reducing interest rate by 50 bps from SOFR + 250 bps to SOFR + 200 bps.
•Announced acquisition of Kiwi II Construction, a premier self-storage and pre-engineered buildings provider.
•Common stock worth $15.5 was repurchased in the three months ended April 4, 2026, which consisted of 2,862,680 shares, as part of our share repurchase program. We have $65.0 in remaining capacity under our share repurchase program.

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

On January 8, 2026, through our wholly owned subsidiary Janus Core, we acquired 100% of the business operations (such transaction, the “Kiwi II Acquisition”) of Kiwi II Construction, Inc., a California corporation, Kiwi II East Inc., a Tennessee corporation, and Metal Tech, Inc., a California corporation, (collectively, the “Kiwi II Sellers”). Pursuant to the asset purchase agreement for such acquisition, we acquired substantially all the assets of the Kiwi II Sellers related to the business of designing, supplying, and constructing self-storage facilities and manufacturing certain components used in those facilities for a total cash consideration of $97.2.

Human Capital

Human capital is one of the main cost drivers of our manufacturing, selling, and administrative processes. As a result, we believe that headcount generally provides reflection of our operational status, indicating whether the business is expanding or contracting. As of April 4, 2026, and March 29, 2025, our headcount was 2,087 employees (including 354 temporary employees) and 2,267 employees (including 422 temporary employees), respectively.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements have been derived from the accounts of Janus and its wholly owned subsidiaries. Our fiscal year follows a 4-4-5 calendar which divides a year into four quarters of 13 weeks, grouped into two 4-week “months”

and one 5-week “month.” The major advantage of a 4-4-5 calendar is that the end date of the period is always the same day of the week, making manufacturing planning easier as every period is the same length. Every fifth or sixth year will require a 53rd week. As a result, some reporting periods are not as comparable as other reporting periods. Our most recent 53 week year was fiscal 2025.

We have presented results of operations, including the related discussion and analysis for:

•The thirteen week period ended April 4, 2026 compared to the thirteen week period ended March 29, 2025.

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

The following tables set forth key performance measures for the three month periods ended April 4, 2026 and March 29, 2025:

	Three Months Ended		Variance
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%
Total Revenue	$222.7	$210.5	$12.2	5.8%
Adjusted EBITDA*	$33.0	$38.4	$(5.4)	(14.1)%
Adjusted EBITDA (% of revenue)	14.8%	18.2%		(3.4)%
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

Total revenues increased by $12.2 or 5.8% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, as a result of the Kiwi II Acquisition, which generated $18.1 in revenues in the period, which was offset by continuation of the organic volume decline associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

Adjusted EBITDA decreased by $5.4 or 14.1% from the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, and Adjusted EBITDA as a percentage of revenue decreased 340bps for the three month period ended April 4, 2026 primarily attributable to a decline in organic revenues from pricing pressures in conjunction with loss of leverage on our fixed costs (See “Non-GAAP Financial Measures” section).

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

Tariffs and Trade Restrictions

Some of our products, components, and raw materials may be impacted by recent tariff announcements and restrictions on trade. On February 10, 2025, President Trump issued an executive order re-imposing 25% tariffs on steel imports from all sources under Section 232, effective March 12, 2025, ending country and product exemptions. Effective June 4, 2025, the tariffs on steel imports were increased to 50% for all countries other than the U.K. On February 20, 2026, the U.S. Supreme Court ruled that tariffs under the International Emergency Economic Powers Act (“IEEPA”) are unlawful. The Trump Administration responded by immediately revoking tariffs implemented under IEEPA and imposing a new 10% global tariff pursuant to Section 122 of the Trade Act of 1974, effective February 24, 2026 for a period of 150 days. While we cannot fully predict the impact of potential new tariffs on global trade and economic growth, we believe that our regional presence, strong customer relationships, and strategic approach to supplying raw materials for our operations positions us well to manage through these challenges. We actively monitor the regulatory environment and continue to make adjustments whenever necessary. Most of our steel strategically comes from domestic suppliers. We plan to continue to invest in our key strategic growth objectives while closely managing our cost structure and seeking alternative sources of supply to further reduce the impact of tariffs as appropriate. See Item 1A. Risk Factors – “Changes in U.S. trade policy and the imposition of tariffs could negatively impact our business, financial condition, and results of operations” in our Annual Report on Form 10-K for the year ended on January 3, 2026 for a further discussion on risks associated with tariffs and trade restrictions.

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

Consolidated Results of Operations

For the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025

	Three Months Ended		Variance
(dollar amounts in table in millions)	April 4, 2026	March 29, 2025	$	%
REVENUES
Product revenues	$188.8	$175.7	$13.1	7.5%
Service revenues	33.9	34.8	(0.9)	(2.6)%
Total revenues	$222.7	$210.5	$12.2	5.8%
Product cost of revenues	125.2	104.7	20.5	19.6%
Service cost of revenues	22.3	23.9	(1.6)	(6.7)%
Cost of revenues	$147.5	$128.6	$18.9	14.7%
GROSS PROFIT	$75.2	$81.9	$(6.7)	(8.2)%
OPERATING EXPENSES
Selling and marketing	17.9	16.9	1.0	5.9%
General and administrative	44.2	39.7	4.5	11.3%
Operating Expenses	$62.1	$56.6	$5.5	9.7%
INCOME FROM OPERATIONS	$13.1	$25.3	$(12.2)	(48.2)%
Interest expense, net	(8.1)	(10.2)	2.1	(20.6)%
Loss on extinguishment and modification of debt	(2.1)	—	(2.1)	—%
Other (expense) income	(0.4)	0.3	(0.7)	(233.3)%
Other Expense, Net	$(10.6)	$(9.9)	$(0.7)	7.1%
INCOME BEFORE TAXES	$2.5	$15.4	$(12.9)	(83.8)%
Provision for Income Taxes	2.3	4.6	(2.3)	(50.0)%
NET INCOME	$0.2	$10.8	$(10.6)	(98.1)%

Adjusted EBITDA*	$33.0	$38.4	$(5.4)	(14.1)%
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

Consolidated Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$188.8	$175.7	$13.1	7.5%	$18.1	$(5.0)	(2.8)%
Service revenues	33.9	34.8	(0.9)	(2.6)%	—	(0.9)	(2.6)%
Total revenues	$222.7	$210.5	$12.2	5.8%	$18.1	$(5.9)	(2.8)%

Total revenue increased $12.2 for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The increase was primarily due to $18.1 in inorganic revenue from the Kiwi II Acquisition for the three month period ended April 4, 2026, which is partially offset an organic revenue decline of $5.9 which was attributed to the unfavorable impacts from pricing during the period.

The following tables and discussion compare Janus’s sales by sales channel:

(dollar amounts in millions)	Three Months Ended				Variance
Consolidated	April 4, 2026	% of Total Sales	March 29, 2025	% of Total Sales	$	%
Self-storage - new construction	$96.4	43.3%	$86.9	41.3%	$9.5	10.9%
Self-storage - R3	60.0	26.9%	57.0	27.1%	3.0	5.3%
Total self-storage	156.4	70.2%	143.9	68.4%	12.5	8.7%

Commercial and other	66.3	29.8%	66.6	31.6%	(0.3)	(0.5)%
Total revenues	$222.7	100.0%	$210.5	100.0%	$12.2	5.8%

New construction revenues increased by $9.5 or 10.9% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The increase in the three month period ended April 4, 2026 is primarily due to the $18.1 related to the Kiwi II Acquisition, partially offset by a decline in volume in the organic business associated with continued macroeconomic uncertainty.

R3 revenues increased by $3.0 or 5.3% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025 driven by redevelopment and renovation activity as well as a normalization in conversion and expansion activity.

Commercial and other revenues decreased by $0.3 or 0.5% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, driven by continued softness in demand for commercial sheet doors, partially offset by increases in rolling steel and increased projects at freight terminals.

Consolidated Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$125.2	$104.7	$20.5	19.6%	$14.0	$6.5	6.2%
Service cost of revenues	22.3	23.9	(1.6)	(6.7)%	—	$(1.6)	(6.7)%
Cost of revenues	$147.5	$128.6	$18.9	14.7%	$14.0	$4.9	3.8%

Total cost of revenues increased $18.9 or 14.7% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The increase in product cost of revenues of $20.5 for the three month period ended April 4, 2026 is primarily attributable to $14.0 due to the Kiwi II Acquisition as well as higher steel prices, freight cost, and tariff impact on the organic business. The $1.6 decrease in service cost of revenues is primarily due to project mix related to our terminal maintenance business.

Operating Expenses - Selling and marketing

Selling and marketing expense increased $1.0 or 5.9% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025.

Operating Expenses - General and administrative

General and administrative expenses increased by $4.5 or 11.3% for the three month period ended April 4, 2026 compared to March 29, 2025. This was primarily due to an increase in various one-time charges around acquisition, restructuring, and debt repricing. These increases were offset by the receipt of certain payroll tax credits during the period.

Interest Expense, net

Interest expense, net decreased $2.1 to $8.1 or 20.6% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, primarily due to a lower overall interest rate from the February 2026 Repricing Amendment. Additionally, due to our lower balance of cash equivalents, we earned interest income of $0.7 for the three month period ended April 4, 2026 compared to $1.1 for the three month period ended March 29, 2025. (See “Liquidity and Capital Resources” section).

Income Taxes

Income tax expense decreased to $2.3 for the three month period ended April 4, 2026 from $4.6 for the three month period ended March 29, 2025, due to the year over year decrease of income before taxes.

Net Income

The $10.6 or 98.1% decrease in net income for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025 is primarily due to increases in cost of revenues and operating expenses.

Adjusted EBITDA

Adjusted EBITDA decreased by $5.4 or 14.1% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, primarily attributable to a decline in organic revenues from pricing pressures in conjunction with loss of leverage on our fixed costs

Segment Results of Operations

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

Results of Operations - Janus North America

For the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025

	Three Months Ended		Variance
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%
REVENUES
Product revenues	$162.2	$156.0	$6.2	4.0%
Service revenues	33.7	34.7	(1.0)	(2.9)%
Total revenues	$195.9	$190.7	$5.2	2.7%
Product cost of revenues	104.0	89.4	14.6	16.3%
Service cost of revenues	22.2	23.9	(1.7)	(7.1)%
Cost of revenues	$126.2	$113.3	$12.9	11.4%
GROSS PROFIT	$69.7	$77.4	$(7.7)	(9.9)%
OPERATING EXPENSES
Selling and marketing	16.7	15.8	0.9	5.7%
General and administrative	40.8	36.5	4.3	11.8%
Operating Expenses	$57.5	$52.3	$5.2	9.9%
INCOME FROM OPERATIONS	$12.2	$25.1	$(12.9)	(51.4)%

Adjusted EBITDA*	$31.5	$36.9	$(5.4)	(14.6)%
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

Janus North America Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$162.2	$156.0	$6.2	4.0%	$18.1	$(11.9)	(7.6)%
Service revenues	33.7	34.7	(1.0)	(2.9)%	—	$(1.0)	(2.9)%
Total revenues	$195.9	$190.7	$5.2	2.7%	$18.1	$(12.9)	(6.8)%

Total revenue increased $5.2 for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The increase in product revenues was primarily due to $18.1 in inorganic revenue from the Kiwi II Acquisition for the three month period ended April 4, 2026, which more than offset an organic revenue decline of $11.9, which was attributed to the unfavorable impacts from pricing during the period.

The following tables and discussion compare Janus North America revenues by sales channel.

	Three Months Ended				Variance
(dollar amounts in millions)	April 4, 2026	% of Total Sales	March 29, 2025	% of Total Sales	$	%
Self-storage - new construction	$71.3	36.4%	$67.0	35.1%	$4.3	6.4%
Self-storage - R3	57.8	29.5%	55.7	29.2%	2.1	3.8%
Total self-storage	129.1	65.9%	122.7	64.3%	6.4	5.2%

Commercial and Other	66.8	34.1%	68.0	35.7%	(1.2)	(1.8)%
Total	$195.9	100.0%	$190.7	100.0%	$5.2	2.7%

New Construction revenues increased by $4.3 or 6.4% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, primarily due to the Kiwi II Acquisition, partially offset by a decline in volume in the organic business associated with continued macroeconomic uncertainty.

R3 revenues increased by $2.1 or 3.8% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The R3 sales increase was driven by redevelopment and renovation activity as well as a normalization in conversion and expansion activity.

Commercial and Other revenues decreased by $1.2 or 1.8% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, driven by continued softness in demand for commercial sheet doors, partially offset by increases in rolling steel and increased projects at freight terminals.

Janus North America Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$104.0	$89.4	$14.6	16.3%	$14.0	$0.6	0.7%
Service cost of revenues	22.2	23.9	(1.7)	(7.1)%	—	(1.7)	(7.1)%
Cost of revenues	$126.2	$113.3	$12.9	11.4%	$14.0	$(1.1)	(1.0)%

The cost of revenues increased $12.9 or 11.4% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The increase in product cost of revenues of $14.6 for the three month period ended April 4, 2026 is primarily attributable to $14.0 due to the Kiwi II Acquisition. The $1.7 decrease in service cost of revenue is primarily due to project mix.

Operating Expenses - Selling and marketing

Selling and marketing expenses increased $0.9 or 5.7% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025.

Operating Expenses - General and administrative

General and administrative expenses increased $4.3 or 11.8% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. This was primarily due an increase in various one-time charges around acquisition, restructuring, and debt repricing. These increases were offset by the receipt of certain payroll tax credits during the period.

Income from Operations

Income from operations decreased by $12.9 or 51.4% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The decrease is primarily due to increases in cost of revenues and operating expenses.

Adjusted EBITDA

Adjusted EBITDA decreased by $5.4 or 14.6% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025, primarily attributable to a decline in organic revenues from pricing pressures in conjunction with loss of leverage on our fixed costs

Results of Operations - Janus International - For the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025:

	Three Months Ended		Variance
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%
REVENUE
Product revenues	$27.1	$21.1	$6.0	28.4%
Service revenues	0.2	0.1	0.1	100.0%
Total revenues	$27.3	$21.2	$6.1	28.8%
Product cost of revenues	21.7	16.7	5.0	29.9%
Service cost of revenues	0.1	—	0.1	—%
Cost of revenues	$21.8	$16.7	$5.1	30.5%
GROSS PROFIT	$5.5	$4.5	$1.0	22.2%
OPERATING EXPENSES
Selling and marketing	1.2	1.0	0.2	20.0%
General and administrative	3.4	3.2	0.2	6.3%
Operating Expenses	$4.6	$4.2	$0.4	9.5%
INCOME FROM OPERATIONS	$0.9	$0.3	$0.6	200.0%

Adjusted EBITDA*	$1.5	$1.5	$—	—%
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

Janus International Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%
Product revenues	$27.1	$21.1	$6.0	28.4%
Service revenues	0.2	0.1	0.1	100.0%
Total revenues	$27.3	$21.2	$6.1	28.8%

Total revenue increased by $6.1 or 28.8% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The increase in revenues is primarily due to an increase in volume compared to the prior year.

The following table illustrates the revenues by sales channel for the three month periods ended April 4, 2026 and March 29, 2025.

	Three Months Ended				Variance
(dollar amounts in millions)	April 4, 2026	% of Total Sales	March 29, 2025	% of Total Sales	$	%
Self-storage - new construction	$25.1	91.9%	$19.9	93.9%	$5.2	26.1%
Self-storage - R3	2.2	8.1%	1.3	6.1%	0.9	69.2%
Total	$27.3	100.0%	$21.2	100.0%	$6.1	28.8%

New Construction revenues increased by $5.2 or 26.1% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The increase in New Construction revenues is primarily due to an increase in volume as compared to the prior year due to gains in overall market share.

R3 revenues increased by $0.9 or 69.2% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025.

Janus International Cost of Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%
Product cost of revenues	$21.7	$16.7	$5.0	29.9%
Service cost of revenues	0.1	—	0.1	—%
Cost of revenues	$21.8	$16.7	$5.1	30.5%

Cost of revenues increased by $5.1 or 30.5% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025. The change in cost of revenues is generally aligned with the changes in revenues following volume activity.

Operating Expenses - General and administrative

General and administrative expenses increased $0.2 or 6.3% for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025.

Income from Operations

Income from operations increased by $0.6 for the three month period ended April 4, 2026 compared to the three month period ended March 29, 2025.

Results of Operations - Eliminations

Eliminations include transactions to account for intercompany activity. The eliminations necessary to arrive at consolidated financial information activity for the three month periods ended April 4, 2026 and March 29, 2025 are as follows:

Revenues

	Three Months Ended
(dollar amounts in millions)	April 4, 2026	March 29, 2025
North America Segment revenues before eliminations	$195.9	$190.7
International Segment revenues before eliminations	27.3	21.2
Intersegment Eliminations	(0.5)	(1.4)
Consolidated total revenues	$222.7	$210.5

Cost of revenues

	Three Months Ended
(dollar amounts in millions)	April 4, 2026	March 29, 2025
North America Segment cost of revenues before eliminations	$126.2	$113.3
International Segment cost of revenues before eliminations	21.8	16.7
Intersegment Eliminations	(0.5)	(1.4)
Consolidated total cost of revenues	$147.5	$128.6

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

Our primary sources of liquidity include cash balances on hand, cash flows from operations, term loans, and borrowing availability under our existing credit facility. As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors and may be commenced or suspended at any time. At times, we may purchase transferable environmental tax credits that can be used to offset our current year or a prior year income tax liability. We believe our operating cash flows, along with funds available under the line of credit, provide sufficient liquidity to support our short and long-term liquidity and financing needs, which are working capital requirements, capital expenditures, service of indebtedness, and acquisitions.

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

Debt Profile

(dollar amounts in millions)	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					April 4, 2026	January 3, 2026
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	5.66% (2)	$551.0	$551.0
Financing leases					1.8	2.2
Total principal debt					$552.8	$553.2
Less: unamortized deferred financing fees					6.1	7.5
Less: current portion of long-term debt					6.3	6.9
Long-term debt, net of current portion					$540.4	$538.8
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
(2)The interest rate on the 2026 Repricing Amendment as of April 4, 2026, was 5.66%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.00%.

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

On February 2, 2026, we completed a repricing pursuant to Amendment No. 8 (the “2026 Repricing Amendment”) to the First Lien Term Loan, dated as of February 12, 2018, by and among Janus Intermediate, LLC, our wholly owned subsidiary (“Janus Intermediate”), Janus Core, our wholly owned subsidiary, Goldman Sachs Bank USA (as successor to UBS AG, Stamford Branch), as administrative agent and collateral agent and the other parties thereto. The 2026 Repricing Amendment reduces the applicable interest rate margins on the First Lien’s term loans by 50 basis points to 1.00% (for the term loans bearing interest at rates based on the base rate) and to 2.00% (for the term loans bearing interest at rates based on the secured overnight financing rate).

Line of Credit - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028. The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of April 4, 2026. As of April 4, 2026, the interest rate in effect for the facility was 5.26%. The line of credit is secured by accounts receivable and inventories. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.

As of April 4, 2026, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

As of April 4, 2026 and January 3, 2026, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of April 4, 2026 and January 3, 2026 was approximately $71.8 and $66.1, respectively.

Statement of Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.

Three month period ended April 4, 2026 compared to the three month period ended March 29, 2025:

	Three Months Ended		Variance
(dollar amounts in millions)	April 4, 2026	March 29, 2025	$	%
Net cash provided by operating activities	$36.2	$48.3	$(12.1)	(25.1)%
Net cash used in investing activities	(100.0)	(6.4)	(93.6)	NM
Net cash used in financing activities	(18.5)	(50.6)	32.1	(63.4)%
Effect of foreign currency rate changes on cash	(0.1)	0.2	(0.3)	(150.0)%
Net decrease in cash	$(82.4)	$(8.5)	$(73.9)	869.4%

Net cash provided by operating activities

Net cash provided by operating activities decreased by $12.1, or 25.1%, to $36.2 for the three month period ended April 4, 2026, compared to $48.3 for the three month period ended March 29, 2025. This was primarily driven by a $7.5 reduction in net cash activity from net working capital requirements, as well as a $4.6 decrease in net income adjusted for non-cash items.

Net cash used in investing activities

Net cash used in investing activities increased by $93.6 for the three month period ended April 4, 2026, compared to the three month period ended March 29, 2025. This increase was primarily due to the Kiwi II Acquisition, which resulted in $97.2 of cash outflows during the three months ended April 4, 2026.

Net cash used in financing activities

Net cash used in financing activities decreased by $32.1 or 63.4% for the three month period ended April 4, 2026, compared to the three month period ended March 29, 2025. This was driven by a $41.5 early debt repayment during the three month period ended March 29, 2025, which did not recur in the current period. This was offset by an increase in share repurchases of $15.5 as compared to $5.0 in the prior three month period.

Capital allocation strategy

We continually assess our capital allocation strategy, including decisions relating to M&A, dividends, stock repurchases, capital expenditures, and debt pay-downs. The timing, declaration, and payment of future dividends, if any, falls within the discretion of our Board of Directors and will depend upon many factors, including, but not limited to, our financial condition and earnings, the capital requirements of the business, restrictions imposed by applicable law, and any other factors our Board of Directors deems relevant from time to time.

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

The following tables present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended				Variance
(dollar amounts in millions)	April 4, 2026	Margin(1)	March 29, 2025	Margin(1)	$	%
Net Income	$0.2	0.1%	$10.8	5.1%	$(10.6)	(98.1)%
Interest, net	8.1		10.2		(2.1)	(20.6)%
Income taxes	2.3		4.6		(2.3)	(50.0)%
Depreciation	3.6		2.9		0.7	24.1%
Amortization	12.0		8.3		3.7	44.6%
EBITDA*	$26.2	11.8%	$36.8	17.5%	$(10.6)	(28.8)%
Restructuring charges(2)	2.6		0.4		2.2	550.0%
Acquisition expense(3)	2.1		0.9		1.2	133.3%
Loss on extinguishment and modification of debt(4)	2.1		—		2.1	—%
Other	—		0.3		(0.3)	(100.0)%
Adjusted EBITDA*	$33.0	14.8%	$38.4	18.2%	$(5.4)	(14.1)%

(1)Net Income Margin, EBITDA Margin, and Adjusted EBITDA Margin are defined as Net Income divided by revenue, EBITDA divided by total revenue, and Adjusted EBITDA divided by total revenue, respectively.
(2)Restructuring charges consist of the following: 1) facility relocations, 2) severance and hiring costs associated with our strategic transformation, including leadership team changes, and 3) strategic business assessment and transformation projects.
(3)Expenses related to various professional fees, acquisition related compensation, and various acquisition related activities.

(4)Adjustment for loss on extinguishment and modification of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2026.
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

Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of April 4, 2026, our outlook and current debt ratings are as follows:

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
Contractual Obligations

Summarized below are our contractual obligations as of April 4, 2026 and their expected impact on our liquidity and cash flows in future periods:

(dollar amounts in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Debt obligations	$551.0	$6.0	$12.0	$533.0	$—
Finance lease obligations	1.8	0.6	1.1	0.1	—
Unconditional purchase obligations	8.5	5.9	2.4	0.2	—
Operating lease obligations	77.8	6.0	14.3	11.7	45.8
Total	$639.1	$18.5	$29.8	$545.0	$45.8

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

The table above does not include $4.1 in estimated warranty liabilities because it is not certain when or if these liabilities will be funded.

In addition to the contractual obligations and commitments listed and described above, we also had another commitment for which we are contingently liable as of April 4, 2026 and January 3, 2026 consisting of an outstanding letter of credit of $0.4.

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

Critical Accounting Estimates

For the critical accounting estimates used in preparing our Unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, results from operations and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our critical accounting estimates requiring significant judgment that could materially impact the results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 3, 2026.

Goodwill and Indefinite-Life Intangible Impairment

We test goodwill and indefinite lived intangibles for impairment on an annual basis and between annual tests if an event occurs or circumstances change (a “triggering event”) that would more likely than not reduce the fair value of a reporting unit below its carrying value. We considered the continuation of a sustained decline in our market capitalization level and other macroeconomic factors as indicators that an impairment loss may have occurred. Therefore, we performed an interim quantitative impairment assessment as of April 4, 2026, for each reporting unit, as well as certain indefinite-lived intangible assets using our best estimates for assumptions regarding future revenues, anticipated margins, discount rates, and long-term growth rates to estimate the fair value of our reporting units. These assumptions represent our best estimates and we believe they are reasonable and appropriate, but they contain a degree of sensitivity. These assumptions may differ materially from actual results and changes in these assumptions could result in future impairments.

Based on the results of this assessment, the fair value of all of our reporting units exceeded their carrying values; however, we identified two reporting units for which the fair values were not substantially in excess of their carrying values.

Our BETCO reporting unit had a fair value in excess of its carrying value of $56.8 by 8.2% and our TMC reporting unit had a fair value in excess of its carrying value of $55.0 by 20.0%. As of April 4, 2026, our BETCO and TMC reporting units had goodwill balances of $22.7 and $14.8, respectively.

Recently Issued Accounting Standards

See Note 2 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day-to-day operations. As of January 3, 2026, there have been no material changes in exposures to market risk. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the three month period ended April 4, 2026:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under program
January 4, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - April 4, 2026	2,862,680	5.43	2,862,680	65.0
Total	2,862,680	$5.43	2,862,680	$65.0
(1)In 2024, our Board of Directors authorized a share repurchase program, pursuant to which we are authorized to purchase up to $100.0 of our common stock. During 2025, we announced an authorized increase to the share repurchase program of $75.0. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time.
(2)The share price paid per share is exclusive of $0.2 for the three month period ended April 4, 2026 of commission and excise taxes associated with the share repurchase transactions.
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

During the three month period ended April 4, 2026, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) “adopted, terminated, or modified a Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Description
10.1+
Asset Purchase Agreement, dated January 8, 2026, between Janus International Group, LLC, and Wayne Woolsey, as the Sellers’ Representative (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2026).

10.2+
Amendment No. 8 to First Lien Credit and Guarantee Agreement, dated February 2, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).

10.3†
Janus International Group, Inc. Bonus Program, adopted as of March 4, 2026 (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, filed with the SEC on March 4, 2026).

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
+ Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 12, 2026	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer