Form 10-Q
period 2026-07-04
Janus International Group, Inc.
filed 2026-08-11
CIK 1839839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, 136,435,790 shares of the Registrant’s common stock were outstanding.

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
•operational risk;
•the inability to realize expected benefits and efficiencies from our cost-savings initiatives and restructuring plans;
•any failure to effectively manage, and receive anticipated returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions;
•fluctuations in the demand for our products and services;
•the impact of supply chain disruptions, tariffs, trade restrictions, and inflation and our ability to recoup rising costs in the rates we charge to our customers;
•our ability to recoup refunds from invalidated tariffs;
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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(amounts in millions, except share and per share data - Unaudited)

	July 4, 2026	January 3, 2026
ASSETS
Current Assets
Cash and cash equivalents	$127.0	$194.4
Accounts receivable, less allowance for credit losses of $12.5 and $12.1 as of July 4, 2026 and January 3, 2026, respectively	113.4	107.9
Contract assets	38.7	27.6
Inventories	55.5	58.6
Prepaid expenses	11.1	9.5
Other current assets	26.4	23.8
Total current assets	$372.1	$421.8
Property, plant, and equipment, net	66.3	66.2
Right-of-use assets, net	72.2	73.4
Intangible assets, net	357.1	341.1
Goodwill	428.2	383.9
Deferred tax assets, net	9.4	13.3
Other assets	5.7	5.3
Total assets	$1,311.0	$1,305.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57.4	$40.7
Contract liabilities	13.2	16.7
Current maturities of long-term debt	6.1	6.9
Accrued expenses and other current liabilities	49.9	55.0
Total current liabilities	$126.6	$119.3
Long-term debt, net	538.9	538.8
Deferred tax liabilities, net	3.2	3.1
Other long-term liabilities	70.3	71.3
Total liabilities	$739.0	$732.5
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 149,709,078 and 148,439,716 shares issued as of July 4, 2026 and January 3, 2026, respectively	$—	$—
Treasury stock, at cost, 13,243,691 and 9,583,103 shares as of July 4, 2026 and January 3, 2026, respectively	(120.2)	(100.4)
Additional paid in capital	324.4	315.9
Accumulated other comprehensive loss	(1.2)	(1.1)
Retained earnings	369.0	358.1
Total stockholders’ equity	$572.0	$572.5
Total liabilities and stockholders’ equity	$1,311.0	$1,305.0

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in millions, except share and per share data - Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

REVENUES
Product revenues	$197.9	$190.9	$386.7	$366.6
Service revenues	35.6	37.2	69.5	72.0
Total revenues	$233.5	$228.1	$456.2	$438.6
Product cost of revenues	129.1	108.6	254.3	213.3
Service cost of revenues	24.1	26.3	46.4	50.2
Cost of revenues	$153.2	$134.9	$300.7	$263.5
GROSS PROFIT	$80.3	$93.2	$155.5	$175.1
OPERATING EXPENSES
Selling and marketing	17.5	16.7	35.4	33.6
General and administrative	42.2	40.5	86.4	80.2
Operating expenses	$59.7	$57.2	$121.8	$113.8
INCOME FROM OPERATIONS	$20.6	$36.0	$33.7	$61.3
Interest expense, net	(7.4)	(9.1)	(15.5)	(19.3)
Loss on extinguishment and modification of debt	—	—	(2.1)	—
Other (expense) income, net	(0.1)	0.2	(0.5)	0.5
Other Expense, Net	$(7.5)	$(8.9)	$(18.1)	$(18.8)
INCOME BEFORE TAXES	$13.1	$27.1	$15.6	$42.5
Provision for income taxes	2.4	6.4	4.7	11.0
NET INCOME	$10.7	$20.7	$10.9	$31.5
Other comprehensive income (loss)	0.3	2.1	(0.2)	3.0
COMPREHENSIVE INCOME	$11.0	$22.8	$10.7	$34.5
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	136,425,432	139,552,809	137,394,908	139,801,720
Diluted	136,586,904	140,004,090	137,680,579	140,137,292
Net income per share, basic and diluted (Note 15)
Basic	$0.08	$0.15	$0.08	$0.23
Diluted	$0.08	$0.15	$0.08	$0.22

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of 0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 3, 2026	—	$—	138,856,613	$—	9,583,103	$(100.4)	$315.9	$(1.1)	$358.1	$572.5
Repurchase of common shares	—	—	(2,862,680)	—	2,862,680	(15.7)	—	—	—	(15.7)
Issuance of restricted units	—	—	649,910	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(251,384)	—	251,384	(1.3)	—	—	—	(1.3)
Share-based compensation	—	—	—	—	—	—	4.9	—	—	4.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	—	—	—	—	0.2	0.2
Balance as of April 4, 2026	—	$—	136,392,459	$—	12,697,167	$(117.4)	$320.8	$(1.6)	$358.3	$560.1
Repurchase of common shares	—	—	(367,096)	—	367,096	(1.9)	—	—	—	(1.9)
Issuance of restricted units	—	—	619,452	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(179,428)	—	179,428	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	3.6	—	—	3.6
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.4	—	0.4
Net income	—	—	—	—	—	—	—	—	10.7	10.7
Balance as of July 4, 2026	—	$—	136,465,387	$—	13,243,691	$(120.2)	$324.4	$(1.2)	$369.0	$572.0

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of 0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2024	—	$—	140,003,975	$—	7,276,549	$(81.4)	$299.7	$(3.8)	$304.3	$518.8
Repurchase of common shares	—	—	(621,643)	—	621,643	(5.1)	—	—	—	(5.1)
Issuance of restricted units	—	—	884,054	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(331,819)	—	331,819	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	—	—	—	—	4.0	—	—	4.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.9	—	0.9
Net income	—	—	—	—	—	—	—	—	10.8	10.8
Balance as of March 29, 2025	—	$—	139,934,567	$—	8,230,011	$(89.1)	$303.7	$(2.9)	$315.1	$526.8
Repurchase of common shares	—	—	(1,221,672)	—	1,221,672	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	165,257	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(14,356)	—	14,356	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	—	—	4.4	—	—	4.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.1	—	2.1
Net income	—	—	—	—	—	—	—	—	20.7	20.7
Balance as of June 28, 2025	—	$—	138,863,796	$—	9,466,039	$(99.3)	$308.1	$(0.8)	$335.8	$543.8
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash flows provided by operating activities
Net income	$10.9	$31.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant, and equipment	7.2	5.9
Noncash lease expense	4.4	3.9
Amortization of intangibles	24.0	16.5
Deferred financing fee amortization	0.9	1.6
Share-based compensation	8.5	8.4
Loss on extinguishment of debt repricing	1.0	—
Deferred income taxes, net	4.0	5.1
Other, net	1.2	1.7
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	8.2	22.3
Contract assets	(7.4)	(5.1)
Inventories	4.1	(1.1)
Prepaid expenses and other current assets	(4.1)	(3.2)
Other assets	(0.6)	0.4
Accounts payable	12.2	12.2
Contract liabilities	(3.4)	(2.2)
Accrued expenses and other current liabilities	(6.2)	5.0
Other long-term liabilities	(4.3)	(3.2)
Net cash provided by operating activities	$60.6	$99.7
Cash flows used in investing activities
Purchases of property, plant, and equipment	$(5.6)	$(13.2)
Cash paid for acquisition, net of cash acquired	(98.8)	—
Net cash used in investing activities	$(104.4)	$(13.2)
Cash flows used in financing activities
Principal payments on long-term debt	$(1.4)	$(43.0)
Repurchase of common stock	(17.4)	(15.0)
Cash paid for common stock withheld for taxes	(2.2)	(2.8)
Principal payments on finance lease obligations	(1.1)	(1.2)
Excise taxes paid for repurchase of common stock	(0.2)	(0.8)
Payments for debt repricing fees	(1.1)	—
Net cash used in financing activities	$(23.4)	$(62.8)
Effect of exchange rate changes on cash and cash equivalents	$(0.2)	$0.6
Net (decrease) increase in cash	$(67.4)	$24.3
Cash, beginning of period	$194.4	$149.3
Cash, end of period	$127.0	$173.6

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025

Supplemental cash flow information
Interest paid	$17.2	$17.2
Income taxes paid, net of refunds	$—	$3.3
Cash paid for operating leases included in operating activities	$6.3	$4.6
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$3.8	$0.8
Right-of-use assets and lease liabilities reduced for terminated leases	$(0.6)	$—
Right-of-use assets obtained in exchange for finance lease obligations	$—	$1.4
RSU shares withheld included in accrued employee taxes	$0.4	$0.1
Excise taxes from common share repurchase included in accrued expenses	$0.1	$0.2
Purchases of property, plant, and equipment in accounts payable	$0.1	$0.2

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

We are headquartered in Temple, Georgia, with operations in the United States of America (“United States” or “U.S.”), United Kingdom (“U.K.”), Australia, France, Canada, Poland, China and India. Janus International Group, Inc. is a holding company with no operations other than global management of certain operating entities, including Janus International Group, LLC. Janus Intermediate, LLC is a holding company with no other operations, cash flows, material assets, or liabilities other than the equity interests held in Janus International Group, LLC. We provide products and services through our two operating and reportable segments, which are based on the geographic region of our operations: (i) Janus North America and (ii) Janus International. Our Janus North America segment is comprised of Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). Janus Core includes our Kiwi II Construction, BETCO, and DBCI branded offerings. Our Janus International segment is comprised of Janus International Europe Holdings Ltd. (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”), whose production and sales are largely in Europe, the U.K., and Australia. Our common stock currently trades on the New York Stock Exchange under the symbol “JBI”.

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

During 2026, we made a voluntary change in the presentation of certain contracts within our International segment that were previously classified as service revenue and service cost of revenues to product revenue and product cost of revenues. We believe the reclassification is a better depiction of how the business is managed and aligns with the global presentation of these types of contracts. We have reflected the changes on the currently reported figures for the three and six month periods ended July 4, 2026 and have applied the changes retrospectively to the previously reported figures shown in the tables below for the three and six month period ended June 28, 2025. This change had no impact on our previously reported total revenues, cost of revenues, net income, gross profit, income from operations, earnings per share, retained earnings, net assets or cash flows.

	As previously reported	Reclassification	As adjusted
Consolidated Statement of Operations and Comprehensive Income
REVENUES (Three Month Period Ended June 28, 2025)
Product revenues	$178.1	$12.8	$190.9
Service revenues	50.0	(12.8)	37.2
Total revenues	228.1	—	228.1
Product cost of revenues	99.1	9.5	108.6
Service cost of revenues	35.8	(9.5)	26.3
Total cost of revenues	134.9	—	134.9
REVENUES (Six Month Period Ended June 28, 2025)
Product revenues	344.4	22.2	366.6
Service revenues	94.2	(22.2)	72.0
Total revenues	438.6	—	438.6
Product cost of revenues	196.8	16.5	213.3
Service cost of revenues	66.7	(16.5)	50.2
Total cost of revenues	$263.5	$—	$263.5

Footnote 17 - Segments Information
Three Month Period Ended June 28, 2025
Janus International
Product revenues	$15.5	$12.8	$28.3
Service revenues	12.9	(12.8)	0.1
Total revenues	28.4	—	28.4
Six Month Period Ended June 28, 2025
Janus International
Product revenues	27.2	22.2	49.4
Service revenues	22.4	(22.2)	0.2
Total revenues	$49.6	$—	$49.6

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. Interest income on cash equivalents is offset against interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income was $0.9 and $1.2 for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and $1.6 and $2.3 for the six month periods ended July 4, 2026 and June 28, 2025, respectively.

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

The activity for the allowance for credit losses during the six month periods ended July 4, 2026 and June 28, 2025 is as follows:

(dollar amounts in millions)
Balance at January 3, 2026	$12.1
Write-offs	(0.3)
Provision for expected credit losses on accounts receivable	0.7
Balance at July 4, 2026	$12.5

(dollar amounts in millions)
Balance at December 28, 2024	$18.1
Write-offs	(3.8)
Provision for expected credit losses on accounts receivable	0.3
Balance at June 28, 2025	$14.6

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

Revenues transferred at a point-in-time accounted for 57% and 67% of total revenues for the three month periods ended July 4, 2026, and June 28, 2025, respectively, and 57% and 67% of total revenues for the six month periods ended July 4, 2026 and June 28, 2025, respectively.

Revenues transferred over time accounted for 43% and 33% of total revenues for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and 43% and 33% of total revenues for the six month periods ended July 4, 2026 and June 28, 2025, respectively.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The activity related to product warranty liabilities recorded in accrued expenses and other current liabilities during the six month periods ended July 4, 2026 and June 28, 2025, is as follows:

(dollar amounts in millions)
Balance at January 3, 2026	$4.4
Change in warranty provision	(0.4)
Warranty charges incurred	(0.3)
Balance at July 4, 2026	$3.7

(dollar amounts in millions)

Balance at December 28, 2024	$4.8
Change in warranty provision	0.2
Warranty charges incurred	(0.2)
Balance at June 28, 2025	$4.8

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

The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of our debt is estimated using fair value-based risk measurements that are indirectly observable, such as credit risk that fall within Level 2 of the Fair Value hierarchy. Our debt approximates its carrying amount as of July 4, 2026 and January 3, 2026 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 9 and 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of our debt).

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

As of July 4, 2026, there were no customers that represented more than 10% of accounts receivable or more than 10% of revenues. For the three month period ended July 4, 2026, we had one vendor that accounted for 13% of all raw material and finished goods purchases. This vendor provides raw materials to us which can be sourced by alternative vendors should the need arise.

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

Tariff Refunds

Commencing in February 2025, the U.S. government implemented tariffs of at least 10% on goods imported from nearly all countries pursuant to the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court ruled that these tariffs imposed under IEEPA were invalid. Subsequently, the U.S. Court of International Trade ruled that the collected tariffs in question must be refunded in accordance with the law. The U.S. Customs and Border Protection has issued an official notice and launched a special tariff refund program to facilitate such refunds. We have initiated the process of requesting refunds for IEEPA tariffs paid. We applied the loss recovery model and determined the expected receipt of the refund of the previously paid IEEPA tariffs is probable. We estimated the amount of the probable refund to date to be approximately $1.3, in addition to $0.3 received to date, which was recorded in the three month and six month periods ended July 4, 2026 within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets and as a reduction to “Product cost of revenues” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of this guidance on our disclosures.

In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" (ASU 2025-10). The FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for our annual and quarterly reporting periods beginning January 1, 2029. Early adoption is permitted. We are currently assessing the potential impact of this guidance on our consolidated financial statements and disclosures.

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

3. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs or standard costs determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced are capitalized into inventories. The major components of inventories are as follows for the periods presented:

(dollar amounts in millions)	July 4, 2026	January 3, 2026
Raw materials	$42.3	$46.7
Work-in-process	0.2	0.3
Finished goods	13.0	11.6
Inventories	$55.5	$58.6

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Property, Plant, and Equipment, net

Property, plant, and equipment, net are as follows for the periods presented:

(dollar amounts in millions)	Useful Life	July 4, 2026	January 3, 2026
Land	Indefinite	$0.9	$0.9
Building	30 years	8.4	8.2
Manufacturing machinery and equipment	3-10 years	72.3	69.3
Leasehold improvements	Over the shorter of the lease term or respective useful life	13.8	12.0
Computer and software	3-7 years	17.6	19.2
Furniture and fixtures, and vehicles	3-7 years	7.7	6.8
Construction in progress		5.0	5.8
Total property, plant, and equipment		$125.7	$122.2
Less: accumulated depreciation		(59.4)	(56.0)
Property, plant, and equipment, net		$66.3	$66.2

Depreciation expense included in cost of revenues was approximately $2.5 and $2.1 for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and $4.9 and $4.1 for the six month periods ended July 4, 2026 and June 28, 2025, respectively. Depreciation expense included in operating expenses was $1.1 and $0.9 for the three month periods ended July 4, 2026 and June 28, 2025, respectively and $2.3 and $1.8 for the six month periods ended July 4, 2026 and June 28, 2025, respectively.

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

The components of right-of-use assets and lease liabilities were as follows for the periods presented:

(dollar amounts in millions)	Balance Sheet Classification	July 4, 2026	January 3, 2026
Assets:
Operating lease assets	Right-of-use assets, net	$70.8	$70.8
Finance lease assets	Right-of-use assets, net	1.4	2.6
Total leased assets		$72.2	$73.4
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$7.6	$6.3
Finance	Current maturities of long-term debt	0.6	0.9
Noncurrent:
Operating	Other long-term liabilities	$69.8	$70.9
Finance	Long-term debt	0.6	1.3
Total lease liabilities		$78.6	$79.4

The components of lease expense were as follows for the periods presented:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease cost	$3.3	$2.5	$6.4	$5.1
Variable lease cost	0.2	—	0.4	0.1
Short-term lease cost	0.5	—	0.8	0.1
Finance lease cost:
Amortization of right-of-use assets	0.3	0.8	0.6	1.2
Interest on lease liabilities	0.1	—	0.1	0.1
Total lease cost	$4.4	$3.3	$8.3	$6.6

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Other information related to leases was as follows for the periods presented:

	July 4, 2026	January 3, 2026
Weighted Average Remaining Lease Term (in years)
Operating Leases	13.0	11.9
Finance Leases	2.2	2.5
Weighted Average Discount Rate
Operating Leases	7.2%	7.4%
Finance Leases	7.1%	7.2%

As of July 4, 2026, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2026	$6.5
2027	12.1
2028	11.6
2029	10.5
2030	8.9
Thereafter	73.9
Total future lease payments	$123.5
Less: imputed interest	(46.1)
Present value of future lease payments	$77.4

As of July 4, 2026, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2026	$0.3
2027	0.6
2028	0.3
2029	0.1
2030	—
Thereafter	—
Total future lease payments	$1.3
Less: imputed interest	(0.1)
Present value of future lease payments	$1.2

6. Business Combination

Kiwi II Asset Acquisition

On January 8, 2026, through our wholly owned subsidiary Janus Core, we acquired 100% of the business operations (such transaction, the “Kiwi II Acquisition”) of Kiwi II Construction, Inc., a California corporation, Kiwi II East Inc., a Tennessee corporation, and Metal Tech, Inc., a California corporation, (collectively, the “ Kiwi II Sellers”). Pursuant to the asset purchase agreement for such acquisition, we acquired substantially all the assets of the Sellers related to the business of designing, supplying, and constructing self-storage facilities and manufacturing certain components used in those facilities. We accounted for this acquisition as a business combination. The accounting for the business combination is based on currently available information and is considered preliminary. The primary areas that remain preliminary include assets and liabilities related to finalization of net working capital and total consideration transferred. There were no material measurement period adjustments made during the three months ended July 4, 2026. The final accounting for the business combination may differ materially from those presented in these Unaudited Condensed Consolidated Financial Statements. Acquisition-related costs were expensed as incurred in fiscal 2025 and were not material.

The following tables summarize the preliminary fair value of consideration transferred and the recognized amount of identified assets acquired, and liabilities assumed at the date of acquisition:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)
Segment	North America
Consideration transferred
Cash paid	$98.8
Total purchase consideration, net of cash acquired	$98.8
Recognized amounts of identifiable assets acquired
Accounts receivable	$14.5
Contract assets	3.7
Property and equipment	2.3
Inventory	0.9
Prepaid assets	0.3
Identifiable intangible assets	40.1
Recognized amounts of identifiable liabilities assumed
Accounts payable	(4.6)
Other liabilities	(2.7)
Total identifiable net assets	$54.5
Goodwill	44.3
Total net assets acquired	$98.8

We recognized preliminary estimated goodwill related to the Kiwi II Acquisition of $44.3. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is expected to be deductible for tax purposes.

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

For the period from April 5, 2026 through July 4, 2026 and from January 8, 2026 through July 4, 2026, Kiwi II contributed revenues of $19.2 and $37.3 and net loss of $3.8 and $5.2, respectively, inclusive of amortization of acquired identified intangible assets. We did not present pro-forma revenues or net income for the prior three and six month periods ended June 28, 2025 as we consider these to be immaterial.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Acquired Intangible Assets and Goodwill

Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets are as follows for the periods presented:

			July 4, 2026				January 3, 2026
(dollar amounts in millions)	Original Useful Life (years)	Remaining Weighted-Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Customer relationships	10-15	7.2	$466.2	$231.1	$—	$235.1	$447.9	$214.8	$0.4	$232.7
Tradenames and trademarks	Indefinite	Indefinite	107.7	—	12.3	95.4	107.8	—	12.3	95.5
Tradenames and trademarks	5	4.1	6.2	1.2	—	5.0	1.7	0.6	—	1.1
Software development	10-15	6.7	20.3	11.1	—	9.2	20.3	10.4	—	9.9
Non-compete agreements	3-5	4.0	8.6	1.7	—	6.9	3.0	1.1	—	1.9
Backlog	1	0.5	11.0	5.5	—	5.5	—	—	—	—
Total intangible assets			$620.0	$250.6	$12.3	$357.1	$580.7	$226.9	$12.7	$341.1

Changes in the gross carrying amount of recognized intangible assets are due to translation adjustments and include a loss of $0.1 and a gain of $1.0 for the periods ended July 4, 2026 and January 3, 2026, respectively. The amortization of intangible assets is included in general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization expense was approximately $12.0 and $8.2 for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and was approximately $24.0 and $16.5 for the six month periods ended July 4, 2026 and June 28, 2025, respectively.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Goodwill

The changes in the carrying amounts of goodwill are as follows for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of January 3, 2026	$371.8	$12.1	$383.9
Kiwi II Acquisition	44.3	—	44.3
Balance as of July 4, 2026	$416.1	$12.1	$428.2

8. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities are summarized as follows for the periods presented:

(dollar amounts in millions)	July 4, 2026	January 3, 2026
Customer deposits	$14.6	$15.2
Employee compensation	10.2	14.4
Current operating lease liabilities	7.6	6.3
Interest payable	2.7	3.7
Product warranties	3.7	4.4
Sales tax payable	3.1	3.3
Restructuring liability	1.2	0.3
Income tax payable	0.8	0.1
Other liabilities(1)	6.0	7.3
Total accrued expenses and other current liabilities	$49.9	$55.0
(1)Other liabilities as of July 4, 2026 and January 3, 2026 consist of property tax, credit card, and various other accruals.

9. Line of Credit

2023 ABL Credit and Guarantee Agreement - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.

The interest rate on the facility is based on a base rate, unless we choose an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement). If the Adjusted Term SOFR Rate is elected, the interest rate is equal to the Adjusted Term SOFR Rate, which includes a 10 basis points flat CSA, plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on the Average Excess Availability (as defined in the 2023 LOC Agreement). As of July 4, 2026, the SOFR Margin Rate was 1.50%. As of July 4, 2026 and January 3, 2026, the interest rate in effect for the facility was 5.22% and 5.42%, respectively. The line of credit is collateralized by accounts receivable and inventories. We accrue an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC Agreement.

Amortization of approximately $0.1 was recognized for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and $0.1 and $0.2 was recognized for the six month periods ended July 4, 2026 and June 28, 2025, respectively. The unamortized portion of the fees as of July 4, 2026 and January 3, 2026, was approximately $0.5 and $0.6, respectively. There were no borrowings outstanding on the line of credit as of July 4, 2026 and January 3, 2026.

As of July 4, 2026, and January 3, 2026, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of July 4, 2026 and January 3, 2026 was approximately $78.3 and $66.1, respectively.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Long-Term Debt

Long-term debt consists of the following for the periods presented:

(dollar amounts in millions)	July 4, 2026	January 3, 2026
Note payable - First Lien	$549.6	$551.0
Finance leases	1.2	2.2
	$550.8	$553.2
Less: unamortized deferred financing fees	5.8	7.5
Less: current maturities	6.1	6.9
Total long-term debt	$538.9	$538.8

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

Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt is secured by substantially all of our business assets. There are no prepayment penalties if we make voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of July 4, 2026 was 5.62%.

We wrote off $1.0 of unamortized debt financing costs associated with the First Lien Term Loan prior to the 2026 Repricing Amendment that were deemed extinguished and recognized as within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive Income. In conjunction with the 2026 Repricing Amendment, during the three and six month periods ended July 4, 2026, we incurred $1.1 of costs from third parties that did not qualify for capitalization of deferred financing costs, and were expensed within “Loss on extinguishment and modification of debt” on the Consolidated Statement of Operations and Comprehensive Income.

Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Amortization of approximately $0.4 and $0.8 was recognized for the three and six month periods ended July 4, 2026, respectively, as a component of interest expense. Amortization of approximately $0.4 and $1.5 was recognized for the three and six month periods ended June 28, 2025, respectively, as a component of interest expense. These amounts are inclusive of the additional costs affiliated with voluntary prepayment of principal balances.

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

We measure compensation expense for share-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). During the three month period ended July 4, 2026, we granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of our common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur. Unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Share-based compensation expense is recognized straight-line over the respective vesting periods, reduced for actual forfeitures and is included in general and administrative expense in the accompanying Consolidated Statement of Operations and Comprehensive Income.

In connection with the equity awards, the share-based compensation expense was $3.6 and $4.4 for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and $8.5 and $8.4 for the six month periods ended July 4, 2026 and June 28, 2025, respectively. The

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
income tax benefit from share-based compensation was $0.8 and $0.4 for the three month periods ended July 4, 2026 and June 28, 2025, and $1.3 and $1.0 for the six month periods ended July 4, 2026 and June 28, 2025.

Restricted Stock Unit Grants

RSUs are subject to a vesting period between one and four years. RSU activity for the six month period ended July 4, 2026 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at January 3, 2026	2,122,722	$11.3
Granted(1)	3,315,681	6.3
Vested	(1,268,284)	11.9
Forfeited	(101,843)	6.8
Unvested, outstanding at July 4, 2026	4,068,276	$7.2
(1) This amount includes 1,806,570 RSUs granted in conjunction with the Kiwi II acquisition during the period ended April 4, 2026.

Total compensation expense related to the above awards was approximately $3.8 and $3.4 for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and $8.1 and $6.4 for the six month periods ended July 4, 2026 and June 28, 2025, respectively. As of July 4, 2026, there was an aggregate of $24.1 of unrecognized expense related to the RSUs granted, which we expect to amortize over a weighted-average period of 2.2 years.

Performance-based Restricted Stock Unit Grants

PSU awards are based on the satisfaction of our two-year or three-year cumulative financial targets. The number of PSUs that can be earned range from 0% and 200% of the original target number of PSUs. PSUs are subject to a two-year or three-year performance cliff-vesting period.

PSU activity for the six month period ended July 4, 2026 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at January 3, 2026	1,390,192	$9.5
Granted	612,664	5.6
Units lost based on performance	(193,548)	10.6
Forfeited	(29,732)	10.1
Unvested, outstanding at July 4, 2026(1)	1,779,576	$8.0
(1)This amount includes 215,845 performance stock units, which are projected to payout at 0% due to performance results from previously-granted PSU awards in fiscal year 2024.
Total compensation (benefit) expense related to the PSUs was approximately $(0.3) and $0.9 for the three month periods ended July 4, 2026 and June 28, 2025, respectively, and $0.4 and $1.9 for the six month periods ended July 4, 2026 and June 28, 2025, respectively. As of July 4, 2026, there was an aggregate of $4.2 of unrecognized expense related to the PSUs granted, which we expect to amortize over a weighted average period of 1.2 years.

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

We record restructuring charges when they are probable and estimable. Restructuring costs are accrued upon announcement of the facility closure or restructuring event, and the amounts can be reasonably estimated. Restructuring costs are included in cost of revenues and general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Our restructuring expenses are comprised of the following for the periods presented:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Severance and termination benefits	$1.6	$0.8	$4.2	$1.1
Legal, consulting, and other costs	—	—	—	0.1
Total restructuring charges	$1.6	$0.8	$4.2	$1.2

The following tables summarize the changes in the accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at January 3, 2026	$0.3
Restructuring charges	4.2
Payments	(3.3)
Balance at July 4, 2026	$1.2

(dollar amounts in millions)
Balance at December 28, 2024	$0.3
Restructuring charges	1.2
Payments	(1.0)
Balance at June 28, 2025	$0.5

13. Revenue Recognition

Contract balances as of July 4, 2026 and January 3, 2026 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at July 4, 2026	$28.3
Unbilled receivables at July 4, 2026	10.4
Contract assets at July 4, 2026	$38.7

Revenues in excess of billings at January 3, 2026	$20.8
Unbilled receivables at January 3, 2026	6.8
Contract assets at January 3, 2026	$27.6

Contract liabilities at July 4, 2026	$13.2
Contract liabilities at January 3, 2026	$16.7

During the three and six month periods ended July 4, 2026, we recognized revenue of approximately $4.4 and $13.9, respectively, related to contract liabilities at January 3, 2026.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue

We disaggregate revenue by reportable segment and by sales channel of revenue recognition. The following disaggregation of revenue depicts our reportable segment revenues by sales channel of revenue recognition for the periods presented:

Revenue by Sales Channel

(dollar amounts in millions)	Three Months Ended		Six Months Ended
Reportable Segments by Sales Channel Revenue Recognition	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Janus North America
Self storage - new construction	$84.2	$68.8	$155.5	$132.6
Self storage - R3	54.1	49.6	111.9	108.0
Commercial and other	64.6	81.9	131.4	150.4
	$202.9	$200.3	$398.8	$391.0
Janus International
Self storage - new construction	$28.8	$25.1	$53.9	$45.0
Self storage - R3	2.3	3.3	4.5	4.6
	$31.1	$28.4	$58.4	$49.6
Eliminations	(0.5)	(0.6)	(1.0)	(2.0)
Total revenue	$233.5	$228.1	$456.2	$438.6

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

During the three month periods ended July 4, 2026 and June 28, 2025, we recorded a total income tax provision of approximately $2.4 and $6.4 on pre-tax income of $13.1 and $27.1 resulting in an effective tax rate of 18.3% and 23.6%, respectively. During the six month periods ended July 4, 2026 and June 28, 2025, we recorded a total income tax provision of approximately $4.7 and $11.0 on pre-tax income of $15.6 and $42.5 resulting in an effective tax rate of 30.1% and 25.9%, respectively. For the three and six month periods ended July 4, 2026, effective tax rates were primarily impacted by changes in estimated state income tax and apportionment rates and permanent differences, including nondeductible executive compensation. For the three and six month periods ended June 28, 2025, effective tax rates were primarily impacted by state income taxes, nondeductible executive compensation, the discrete impact of RSU vesting, offset by the benefit of the federal and state income tax credits and the U.S. tax benefit derived from U.S. exports.

15. Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. For the three and six month periods ended July 4, 2026 and June 28, 2025, dilutive potential common shares include stock options and unvested RSUs. Dilutive earnings per share (“EPS”) excludes all common shares if their effect is anti-dilutive.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended		Six Months Ended
(amounts in millions, except share and per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Net income attributable to common stockholders	$10.7	$20.7	$10.9	$31.5
Denominator:
Weighted average number of shares:
Basic	136,425,432	139,552,809	137,394,908	139,801,720
Adjustment for dilutive securities	161,472	451,281	285,671	335,572
Diluted	136,586,904	140,004,090	137,680,579	140,137,292
Basic net income per share attributable to common stockholders	$0.08	$0.15	$0.08	$0.23
Diluted net income per share attributable to common stockholders	$0.08	$0.15	$0.08	$0.22

16. Share Repurchase Program

During 2024, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to purchase up to $100.0 of our common stock. During 2025, our Board of Directors authorized an increase of $75.0 to our share repurchase program. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time. As of July 4, 2026, there is $63.1 remaining under the share repurchase program.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the periods presented:

	Three Months Ended		Six Months Ended
(amounts in millions, except share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Number of shares repurchased	367,096	1,221,672	3,229,776	1,843,315
Share repurchase cost (including excise taxes)	$1.9	$10.1	$17.6	$15.2

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

The following table presents segment revenue, gross profit, and Adjusted EBITDA for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended July 4, 2026
Revenues	$202.9	$31.1	$(0.5)	$233.5
Cost of revenues	130.6	23.1	(0.5)	153.2
Gross profit	$72.3	$8.0	$—	$80.3
Other segment items (1)	(35.9)	(4.2)	—	(40.1)
Adjusted EBITDA*	$36.4	$3.8	$—	$40.2

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended June 28, 2025
Revenues	$200.3	$28.4	$(0.6)	$228.1
Cost of revenues	115.0	20.5	(0.6)	134.9
Gross profit	$85.3	$7.9	$—	$93.2
Other segment items (1)	(40.5)	(3.7)	—	(44.2)
Adjusted EBITDA*	$44.8	$4.2	$—	$49.0

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Six months ended July 4, 2026
Revenues	$398.8	$58.4	$(1.0)	$456.2
Cost of revenues	256.8	44.9	(1.0)	300.7
Gross profit	$142.0	$13.5	$—	$155.5
Other segment items (1)	(74.1)	(8.2)	—	(82.3)
Adjusted EBITDA*	$67.9	$5.3	$—	$73.2

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Six months ended June 28, 2025
Revenues	$391.0	$49.6	$(2.0)	$438.6
Cost of revenues	228.3	37.2	(2.0)	263.5
Gross profit	$162.7	$12.4	$—	$175.1
Other segment items (1)	(81.0)	(6.7)	—	(87.7)
Adjusted EBITDA*	$81.7	$5.7	$—	$87.4
(1)Other segment items included in Adjusted EBITDA primarily include selling and marketing expense and general and administrative expense.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The following table presents a reconciliation of reportable segment net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Consolidated reconciliation
Net income	$10.7	$20.7	$10.9	$31.5
Interest, net	7.4	9.1	15.5	19.3
Income taxes	2.4	6.4	4.7	11.0
Depreciation and amortization	15.6	11.2	31.2	22.4
Restructuring & other Adjusted EBITDA adjustments	4.1	1.6	10.9	3.2
Adjusted EBITDA*	$40.2	$49.0	$73.2	$87.4
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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Segment information for the periods presented is as follows:

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Depreciation expense - cost of revenues
Janus North America	$2.1	$1.8	$4.1	$3.5
Janus International	0.4	0.3	0.8	0.6
Consolidated depreciation expense - cost of revenues	$2.5	$2.1	$4.9	$4.1
Depreciation expense - operating expenses
Janus North America	$1.1	$0.8	$2.2	$1.6
Janus International	—	0.1	0.1	0.2
Consolidated depreciation expense - operating expenses	$1.1	$0.9	$2.3	$1.8
Amortization of intangible assets
Janus North America	$11.7	$7.9	$23.4	$15.9
Janus International	0.3	0.3	0.6	0.6
Consolidated amortization expense	$12.0	$8.2	$24.0	$16.5
Purchases of property, plant, and equipment
Janus North America	$2.7	$6.2	$5.4	$12.9
Janus International	0.1	0.3	0.2	0.3
Consolidated purchases of property, plant, and equipment	$2.8	$6.5	$5.6	$13.2

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended July 4, 2026
Product revenues	$167.7	$30.7	$(0.5)	$197.9
Service revenues	35.2	0.4	—	$35.6
Total revenues	$202.9	$31.1	$(0.5)	$233.5
Three months ended June 28, 2025
Product revenues	$163.2	$28.3	$(0.6)	$190.9
Service revenues	37.1	0.1	—	$37.2
Total revenues	$200.3	$28.4	$(0.6)	$228.1

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Six months ended July 4, 2026
Product revenues	$329.9	$57.8	$(1.0)	$386.7
Service revenues	68.9	0.6	—	$69.5
Total revenues	$398.8	$58.4	$(1.0)	$456.2
Six months ended June 28, 2025
Product revenues	$319.2	$49.4	$(2.0)	$366.6
Service revenues	71.8	0.2	—	$72.0
Total revenues	$391.0	$49.6	$(2.0)	$438.6

Segment information as of the periods presented is as follows:

(dollar amounts in millions)	July 4, 2026	January 3, 2026
Identifiable assets
Janus North America	$1,229.3	$1,231.7
Janus International	81.7	73.3
Consolidated identifiable assets	$1,311.0	$1,305.0

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

Self-Insurance

Under our workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss workers’ compensation insurance for claims in excess of $0.2 as of both July 4, 2026 and January 3, 2026. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $0.2 and $0.5 as of July 4, 2026, and January 3, 2026, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Under our health insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss insurance for claims in excess of $0.4 as of both July 4, 2026 and January 3, 2026. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $1.2 and $1.7 as of July 4, 2026 and January 3, 2026, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

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
•Results of Operations: This section provides an analysis of our results of operations for the three and six month periods ended July 4, 2026 and June 28, 2025.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the six month periods ended July 4, 2026 and June 28, 2025. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at July 4, 2026, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International. Our Janus International segment is comprised of JIEH, whose production and sales are largely in Europe and Australia. Our Janus North America segment is comprised of all the other entities including Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Noke, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). Janus Core includes our Kiwi II Construction, BETCO, and DBCI branded offerings. Furthermore, our business is comprised of three primary sales channels: self-storage - new construction, self-storage - R3 (R3), and commercial and other. The commercial and other category is primarily comprised of roll-up sheet and rolling steel door sales into the commercial marketplace.

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

•Total revenues of $233.5 for the three month period ended July 4, 2026 compared to $228.1 for the three month period ended June 28, 2025.
•Net income of $10.7 for the three month period ended July 4, 2026 compared to $20.7 for the three month period ended June 28, 2025.
•Adjusted EBITDA of $40.2 for the three month period ended July 4, 2026 compared to $49.0 for the three month period ended June 28, 2025.
•Adjusted EBITDA as a percentage of revenues was 17.2% for the three month period ended July 4, 2026 compared to 21.5% for the three month period ended June 28, 2025.
•Cash flows provided by operations of $24.4 were generated for the three month period ended July 4, 2026 compared to $51.4 cash flows provided by operations for the three month period ended June 28, 2025.
•Common stock worth $1.9 was repurchased in the three months ended July 4, 2026, which consisted of 367,096 shares, as part of our share repurchase program. We have $63.1 in remaining capacity under our share repurchase program.

Information regarding use of Adjusted EBITDA — a non-GAAP measure, and a reconciliation to the most comparable GAAP measure, are included in “Non-GAAP Financial Measures.”

Business Segment Information

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.

Janus North America is comprised of Corporate, Janus Core (inclusive of our BETCO, Kiwi, and DBCI branded offerings), Janus Door, Janus Canada, Steel Door Depot, ASTA, NOKE, ACT, and T.M.C. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represents approximately 85% to 95% of the Company’s revenue.

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

On January 8, 2026, through our wholly owned subsidiary Janus Core, we acquired 100% of the business operations (such transaction, the “Kiwi II Acquisition”) of Kiwi II Construction, Inc., a California corporation, Kiwi II East Inc., a Tennessee corporation, and Metal Tech, Inc., a California corporation, (collectively, the “Kiwi II Sellers”). Pursuant to the asset purchase agreement for such acquisition, we acquired substantially all the assets of the Kiwi II Sellers related to the business of designing, supplying, and constructing self-storage facilities and manufacturing certain components used in those facilities for a total cash consideration of $98.8.

Human Capital

Human capital is one of the main cost drivers of our manufacturing, selling, and administrative processes. As a result, we believe that headcount generally provides a reflection of our operational status, indicating whether the business is expanding or contracting. As of July 4, 2026 and June 28, 2025, our headcount was 1,950 employees (including 367 temporary employees) and 2,257 employees (including 410 temporary employees), respectively.

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

We have presented results of operations, including the related discussion and analysis for:

•The thirteen week period ended July 4, 2026 compared to the thirteen week period ended June 28, 2025.
•The twenty-six week period ended July 4, 2026 compared to the twenty-six week period ended June 28, 2025.

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

The following tables set forth key performance measures for the three and six month periods ended July 4, 2026 and June 28, 2025:

	Three Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
Total Revenue	$233.5	$228.1	$5.4	2.4%
Adjusted EBITDA	$40.2	$49.0	$(8.8)	(18.0)%
Adjusted EBITDA (% of revenue)	17.2%	21.5%		(4.3)%

	Six Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
Total Revenue	$456.2	$438.6	$17.6	4.0%
Adjusted EBITDA*	$73.2	$87.4	$(14.2)	(16.2)%
Adjusted EBITDA (% of revenue)	16.0%	19.9%		(3.9)%
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

Total revenue increased by $5.4 or 2.4% and by $17.6 or 4.0% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. These increases are primarily attributable to inorganic revenues of $19.2 and $37.3 for the three and six month periods from the Kiwi II Acquisition, which more than offset the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn

Adjusted EBITDA decreased by $8.8 or 18.0% and by $14.2 or 16.2% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. Adjusted EBITDA as a percentage of revenue decreased by 4.3% and 3.9% for the three and six month periods ended July 4, 2026, respectively. These decreases were primarily attributable to a decline in organic revenues from pricing pressures in conjunction with loss of leverage on our fixed costs as well as higher steel prices. (See “Non-GAAP Financial Measures” section).

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

Outbound and inbound freight costs are driven by our volume of product revenues and are subject to the freight market pricing environment.

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

Consolidated Results of Operations

For the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025

	Three Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
REVENUES
Product revenues	$197.9	$190.9	$7.0	3.7%
Service revenues	35.6	37.2	(1.6)	(4.3)%
Total revenues	$233.5	$228.1	$5.4	2.4%
Product cost of revenues	129.1	108.6	20.5	18.9%
Service cost of revenues	24.1	26.3	(2.2)	(8.4)%
Cost of revenues	$153.2	$134.9	$18.3	13.6%
GROSS PROFIT	$80.3	$93.2	$(12.9)	(13.8)%
OPERATING EXPENSES
Selling and marketing	17.5	16.7	0.8	4.8%
General and administrative	42.2	40.5	1.7	4.2%
Operating Expenses	$59.7	$57.2	$2.5	4.4%
INCOME FROM OPERATIONS	$20.6	$36.0	$(15.4)	(42.8)%
Interest expense, net	(7.4)	(9.1)	1.7	(18.7)%
Other income (expense)	(0.1)	0.2	(0.3)	(150.0)%
Other Expense, Net	$(7.5)	$(8.9)	$1.4	(15.7)%
INCOME BEFORE TAXES	$13.1	$27.1	$(14.0)	(51.7)%
Provision for Income Taxes	2.4	6.4	(4.0)	(62.5)%
NET INCOME	$10.7	$20.7	$(10.0)	(48.3)%

Adjusted EBITDA*	$40.2	$49.0	$(8.8)	(18.0)%

	Six Months Ended		Variance
(dollar amounts in table in millions)	July 4, 2026	June 28, 2025	$	%
REVENUES
Product revenues	$386.7	$366.6	$20.1	5.5%
Service revenues	69.5	72.0	(2.5)	(3.5)%
Total revenues	$456.2	$438.6	$17.6	4.0%
Product cost of revenues	254.3	213.3	41.0	19.2%
Service cost of revenues	46.4	50.2	(3.8)	(7.6)%
Cost of revenues	$300.7	$263.5	$37.2	14.1%
GROSS PROFIT	$155.5	$175.1	$(19.6)	(11.2)%
OPERATING EXPENSES
Selling and marketing	35.4	33.6	1.8	5.4%
General and administrative	86.4	80.2	6.2	7.7%
Operating Expenses	$121.8	$113.8	$8.0	7.0%
INCOME FROM OPERATIONS	$33.7	$61.3	$(27.6)	(45.0)%
Interest expense, net	(15.5)	(19.3)	3.8	(19.7)%
Loss on extinguishment and modification of debt	(2.1)	—	(2.1)	—%
Other (expense) income	(0.5)	0.5	(1.0)	(200.0)%
Other Expense, Net	$(18.1)	$(18.8)	$0.7	(3.7)%
INCOME BEFORE TAXES	$15.6	$42.5	$(26.9)	(63.3)%
Provision for Income Taxes	4.7	11.0	(6.3)	(57.3)%
NET INCOME	$10.9	$31.5	$(20.6)	(65.4)%

Adjusted EBITDA*	$73.2	$87.4	$(14.2)	(16.2)%
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

Consolidated Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$197.9	$190.9	$7.0	3.7%	$19.2	$(12.2)	(6.4)%
Service revenues	35.6	37.2	(1.6)	(4.3)%	—	(1.6)	(4.3)%
Total revenues	$233.5	$228.1	$5.4	2.4%	$19.2	$(13.8)	(6.0)%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$386.7	$366.6	$20.1	5.5%	$37.3	$(17.2)	(4.7)%
Service revenues	69.5	72.0	(2.5)	(3.5)%	—	(2.5)	(3.5)%
Total revenues	$456.2	$438.6	$17.6	4.0%	$37.3	$(19.7)	(4.5)%

Total revenue increased by $5.4 or 2.4% and by $17.6 or 4.0% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. These increases were primarily attributed to $19.2 and $37.3 for the three and six month periods ended July 4, 2026, respectively, in inorganic revenue from the Kiwi II acquisition. These increases more than offset organic revenue volume declines of $13.8 and $19.7 for the three and six month periods associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

The following tables and discussion compare Janus’s sales by sales channel:

(dollar amounts in millions)	Three Months Ended				Variance
Consolidated	July 4, 2026	% of Total Sales	June 28, 2025	% of Total Sales	$	%
Self-storage - new construction	$113.0	48.4%	$93.9	41.2%	$19.1	20.3%
Self-storage - R3	56.4	24.2%	52.9	23.2%	3.5	6.6%
Total self-storage	169.4	72.5%	146.8	64.4%	22.6	15.4%

Commercial and other	64.1	27.5%	81.3	35.6%	(17.2)	(21.2)%
Total revenues	$233.5	100.0%	$228.1	100.0%	$5.4	2.4%

(dollar amounts in millions)	Six Months Ended				Variance
Consolidated	July 4, 2026	% of Total Sales	June 28, 2025	% of Total Sales	$	%
Self-storage - new construction	$209.4	45.9%	$177.6	40.5%	$31.8	17.9%
Self-storage - R3	116.4	25.5%	112.7	25.7%	3.7	3.3%
Total self-storage	325.8	71.4%	290.3	66.2%	35.5	12.2%

Commercial and other	130.4	28.6%	148.3	33.8%	(17.9)	(12.1)%
Total revenues	$456.2	100.0%	$438.6	100.0%	$17.6	4.0%

New construction revenues increased by $19.1 or 20.3% and by $31.8 or 17.9% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. The increases in the three and six month periods ended July 4, 2026 are primarily attributable to $19.2 and $37.3 related to inorganic revenue from the Kiwi II Acquisition.

R3 revenues increased by $3.5 or 6.6% and by $3.7 or 3.3% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025 driven by increases in door replacements and redevelopment activity, as well as increases in conversion and expansion activity.

Commercial and other revenues decreased by $17.2 or 21.2% and by $17.9 or 12.1% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, driven by continued softness in demand for commercial sheet doors and project delays, partially offset by strength in rolling steel.

Consolidated Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$129.1	$108.6	$20.5	18.9%	$16.4	$4.1	3.8%
Service cost of revenues	24.1	26.3	(2.2)	(8.4)%	—	(2.2)	(8.4)%
Cost of revenues	$153.2	$134.9	$18.3	13.6%	$16.4	$1.9	1.4%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$254.3	$213.3	$41.0	19.2%	$30.4	$10.6	5.0%
Service cost of revenues	46.4	50.2	(3.8)	(7.6)%	—	$(3.8)	(7.6)%
Cost of revenues	$300.7	$263.5	$37.2	14.1%	$30.4	$6.8	2.6%

Total cost of revenues increased by $18.3 or 13.6% and by $37.2 or 14.1% for the three and six month periods ended July 4, 2026, respectively, compared to the three and six month periods ended June 28, 2025. The increases in product cost of revenues of $20.5 and $41.0 for the three and six month periods ended July 4, 2026, respectively, were primarily attributable to the Kiwi II acquisition as well as higher steel prices and freight costs on the organic business. The $2.2 and $3.8 decreases in service cost of revenues for the three and six month periods ended July 4, 2026 were primarily attributable to the decline in service revenues.

Operating Expenses - Selling and marketing

Selling and marketing expense increased $0.8 or 4.8% and $1.8 or 5.4% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. The increase for the three and six month periods was primarily attributable to increases in revenue for these periods.

Operating Expenses - General and administrative

General and administrative expenses increased $1.7 or 4.2% and $6.2 or 7.7% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. The increase for the three and six month periods is primarily attributable to non-cash amortization expense related to the Kiwi II Acquisition, which were offset by decreases in employee related costs from the organic business from our ongoing restructuring initiatives.

Interest Expense, net

Interest expense, net decreased $1.7 or 18.7% and $3.8 or 19.7% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively, primarily due to a lower overall interest rate from the February 2026 Repricing Amendment. Additionally, due to our lower balance of cash and cash equivalents, we earned interest income of $0.9 and $1.6 for the three and six month periods ended July 4, 2026, respectively compared to $1.2 and $2.3 for the three and six month periods ended June 28, 2025, respectively. (See “Liquidity and Capital Resources” section).

Income Taxes

Income tax expense decreased by $4.0 or 62.5% and by $6.3 or 57.3% for the three and six month periods ended July 4, 2026. The changes for both periods are primarily attributable to the decrease in income before taxes.

Net Income

The $10.0 or 48.3% and $20.6 or 65.4% decrease in net income for three and six month periods ended July 4, 2026 as compared to the three and six month periods ended June 28, 2025, respectively, is primarily attributable to declines in organic revenues along with increases in cost of revenues and operating expenses for the three and six month periods ended July 4, 2026.

Adjusted EBITDA

Adjusted EBITDA decreased $8.8 or 18.0% and by $14.2 or 16.2% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, primarily attributable to a decline in organic revenues from pricing pressures in conjunction with loss of leverage on our fixed costs.

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

Results of Operations - Janus North America

For the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025

	Three Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
REVENUES
Product revenues	$167.7	$163.2	$4.5	2.8%
Service revenues	35.2	37.1	(1.9)	(5.1)%
Total revenues	$202.9	$200.3	$2.6	1.3%
Product cost of revenues	106.6	88.9	17.7	19.9%
Service cost of revenues	24.0	26.1	(2.1)	(8.0)%
Cost of revenues	$130.6	$115.0	$15.6	13.6%
GROSS PROFIT	$72.3	$85.3	$(13.0)	(15.2)%
OPERATING EXPENSES
Selling and marketing	16.1	15.4	0.7	4.5%
General and administrative	38.9	36.7	2.2	6.0%
Operating Expenses	$55.0	$52.1	$2.9	5.6%
INCOME FROM OPERATIONS	$17.3	$33.2	$(15.9)	(47.9)%

Adjusted EBITDA*	$36.4	$44.8	$(8.4)	(18.8)%

	Six Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
REVENUES
Product revenues	$329.9	$319.2	$10.7	3.4%
Service revenues	68.9	71.8	(2.9)	(4.0)%
Total revenues	$398.8	$391.0	$7.8	2.0%
Product cost of revenues	210.6	178.3	32.3	18.1%
Service cost of revenues	46.2	50.0	(3.8)	(7.6)%
Cost of revenues	$256.8	$228.3	$28.5	12.5%
GROSS PROFIT	$142.0	$162.7	$(20.7)	(12.7)%
OPERATING EXPENSES
Selling and marketing	32.8	31.2	1.6	5.1%
General and administrative	79.7	73.2	6.5	8.9%
Operating Expenses	$112.5	$104.4	$8.1	7.8%
INCOME FROM OPERATIONS	$29.5	$58.3	$(28.8)	(49.4)%

Adjusted EBITDA*	$67.9	$81.7	$(13.8)	(16.9)%
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

Janus North America Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$167.7	$163.2	$4.5	2.8%	$19.2	$(14.7)	(9.0)%
Service revenues	35.2	37.1	(1.9)	(5.1)%	—	$(1.9)	(5.1)%
Total revenues	$202.9	$200.3	$2.6	1.3%	$19.2	$(16.6)	(8.3)%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$329.9	$319.2	$10.7	3.4%	$37.3	$(26.6)	(8.3)%
Service revenues	68.9	71.8	(2.9)	(4.0)%	—	$(2.9)	(4.0)%
Total revenues	$398.8	$391.0	$7.8	2.0%	$37.3	$(29.5)	(7.5)%

Total revenue increased by $2.6 or 1.3% and $7.8 or 2.0% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. These increases were primarily attributed to $19.2 and $37.3 for the three and six month periods ended July 4, 2026, respectively, in inorganic revenue from the Kiwi II acquisition. These increases more than offset organic revenue volume declines of $16.6 and $29.5 for the three and six month periods associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

The following tables and discussion compare Janus North America revenues by sales channel.

	Three Months Ended				Variance
(dollar amounts in millions)	July 4, 2026	% of Total Sales	June 28, 2025	% of Total Sales	$	%
Self-storage - new construction	$84.2	41.5%	$68.8	34.3%	$15.4	22.4%
Self-storage - R3	54.1	26.7%	49.6	24.8%	4.5	9.1%
Total self-storage	138.3	68.2%	118.4	59.1%	19.9	16.8%

Commercial and Other	64.6	31.8%	81.9	40.9%	(17.3)	(21.1)%
Total	$202.9	100.0%	$200.3	100.0%	$2.6	1.3%

	Six Months Ended				Variance
(dollar amounts in millions)	July 4, 2026	% of Total Sales	June 28, 2025	% of Total Sales	$	%
Self-storage - new construction	$155.5	39.0%	$132.6	33.9%	$22.9	17.3%
Self-storage - R3	111.9	28.1%	108.0	27.6%	3.9	3.6%
Total self-storage	267.4	67.1%	240.6	61.5%	26.8	11.1%

Commercial and Other	131.4	32.9%	150.4	38.5%	(19.0)	(12.6)%
Total	$398.8	100.0%	$391.0	100.0%	$7.8	2.0%

New construction sales increased by $15.4 or 22.4% and $22.9 or 17.3% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. The increases in the three and six month periods ended July 4, 2026 are primarily attributable to $19.2 and $37.3 related to the Kiwi II Acquisition, which more than offset decline in volume in the organic business associated with continued macroeconomic uncertainty.

R3 sales increased by $4.5 or 9.1% and by $3.9 or 3.6% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. The R3 sales increase was driven by increases in door replacements and redevelopment activity, as well as increases in conversion and expansion activity.

Commercial and other sales decreased by $17.3 or 21.1% and $19.0 or 12.6% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. These decreases were driven by continued softness in demand for commercial sheet doors and project delays, partially offset by strength in rolling steel.

Janus North America Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$106.6	$88.9	$17.7	19.9%	$16.4	$1.3	1.5%
Service cost of revenues	24.0	26.1	(2.1)	(8.0)%	—	(2.1)	(8.0)%
Cost of revenues	$130.6	$115.0	$15.6	13.6%	$16.4	$(0.8)	(0.7)%

	Six Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$210.6	$178.3	$32.3	18.1%	$30.4	$1.9	1.1%
Service cost of revenues	46.2	50.0	(3.8)	(7.6)%	—	(3.8)	(7.6)%
Cost of revenues	$256.8	$228.3	$28.5	12.5%	$30.4	$(1.9)	(0.8)%

The $15.6 or 13.6% and $28.5 or 12.5% increase in cost of revenues for the three and six month periods periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively, were primarily attributable to the Kiwi II acquisition as well as higher steel prices and freight costs on the organic business. The $2.1 and $3.8 decreases in service cost of revenues for the three and six month periods ended July 4, 2026 was primarily attributable to the decline in service revenue.

Operating Expenses - Selling and marketing

Selling and marketing expenses increased $0.7 or 4.5% and $1.6 or 5.1% from for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. The increases for the three and six month periods are primarily due to increases in revenue for these periods.

Operating Expenses - General and administrative

General and administrative expenses increased $2.2 or 6.0% and $6.5 or 8.9% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. The increase for the three and six month periods is primarily attributable to non-cash amortization expense related to the Kiwi II Acquisition, which were offset by decreases in employee related costs from the organic business from our ongoing restructuring initiatives.

Income from Operations

Income from operations decreased by $15.9 or 47.9% and by $28.8 or 49.4% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. These decreases were primarily attributable to declines in gross margins and operating expenses for the three and six month periods ended July 4, 2026.

Adjusted EBITDA

Adjusted EBITDA decreased by $8.4 or 18.8% and by $13.8 or 16.9% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, primarily attributable to declines in organic revenue from pricing pressures in conjunction with loss of leverage on our fixed costs.

Results of Operations - Janus International - For the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025:

	Three Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
REVENUE
Product revenues	$30.7	$28.3	$2.4	8.5%
Service revenues	0.4	0.1	0.3	300.0%
Total revenues	$31.1	$28.4	$2.7	9.5%
Product cost of revenues	23.0	20.4	2.6	12.7%
Service cost of revenues	0.1	0.1	—	—%
Cost of revenues	$23.1	$20.5	$2.6	12.7%
GROSS PROFIT	$8.0	$7.9	$0.1	1.3%
OPERATING EXPENSES
Selling and marketing	1.4	1.3	0.1	7.7%
General and administrative	3.3	3.8	(0.5)	(13.2)%
Operating Expenses	$4.7	$5.1	$(0.4)	(7.8)%
INCOME FROM OPERATIONS	$3.3	$2.8	$0.5	17.9%

Adjusted EBITDA*	$3.8	$4.2	$(0.4)	(9.5)%

	Six Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
REVENUE
Product revenues	$57.8	$49.4	$8.4	17.0%
Service revenues	0.6	0.2	0.4	200.0%
Total revenues	$58.4	$49.6	$8.8	17.7%
Product cost of revenues	44.7	37.0	7.7	20.8%
Service cost of revenues	0.2	0.2	—	—%
Cost of revenues	$44.9	$37.2	$7.7	20.7%
GROSS PROFIT	$13.5	$12.4	$1.1	8.9%
OPERATING EXPENSES
Selling and marketing	2.6	2.3	0.3	13.0%
General and administrative	6.7	7.0	(0.3)	(4.3)%
Operating Expenses	$9.3	$9.3	$—	—%
INCOME FROM OPERATIONS	$4.2	$3.1	$1.1	35.5%

Adjusted EBITDA*	$5.3	$5.7	$(0.4)	(7.0)%
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

Janus International Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
Product revenues	$30.7	$28.3	$2.4	8.5%
Service revenues	0.4	0.1	0.3	300.0%
Total revenues	$31.1	$28.4	$2.7	9.5%

	Six Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
Product revenues	$57.8	$49.4	$8.4	17.0%
Service revenues	0.6	0.2	0.4	200.0%
Total revenues	$58.4	$49.6	$8.8	17.7%

Revenues increased $2.7 or 9.5% and $8.8 or 17.7% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. The increase for the three month period ended July 4, 2026 is due to an increase in volume as well as favorable currency activity compared to the prior year. The increase for the six month period is due to an increase in volume as compared to prior year.

The following table illustrates the revenues by sales channel for the three and six month periods ended July 4, 2026 and June 28, 2025.

	Three Months Ended				Variance
(dollar amounts in millions)	July 4, 2026	% of Total Sales	June 28, 2025	% of Total Sales	$	%
Self-storage - new construction	$28.8	92.6%	$25.1	88.4%	$3.7	14.7%
Self-storage - R3	2.3	7.4%	3.3	11.6%	(1.0)	(30.3)%
Total	$31.1	100.0%	$28.4	100.0%	$2.7	9.5%

	Six Months Ended				Variance
(dollar amounts in millions)	July 4, 2026	% of Total Sales	June 28, 2025	% of Total Sales	$	%
Self-storage - new construction	$53.9	92.3%	$45.0	90.7%	$8.9	19.8%
Self-storage - R3	4.5	7.7%	4.6	9.3%	(0.1)	(2.2)%
Total	$58.4	100.0%	$49.6	100.0%	$8.8	17.7%

New construction sales increased by $3.7 or 14.7% and $8.9 or 19.8% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. These increases are due to increased volume as compared to prior year.

R3 sales decreased by $1.0 or 30.3% and by $0.1 or 2.2% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively.

Janus International Cost of Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
Product cost of revenues	$23.0	$20.4	$2.6	12.7%
Service cost of revenues	0.1	0.1	—	—%
Cost of revenues	$23.1	$20.5	$2.6	12.7%

	Six Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
Product cost of revenues	$44.7	$37.0	$7.7	20.8%
Service cost of revenues	0.2	0.2	—	—%
Cost of revenues	$44.9	$37.2	$7.7	20.7%

Cost of revenues increased by $2.6 or 12.7% and $7.7 or 20.7% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025, respectively. The change in cost of revenues is driven by the aforementioned changes in revenue.

Operating Expenses - General and administrative

General and administrative expenses decreased $0.5 or 13.2% and $0.3 or 4.3% for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. This is primarily attributable to decreases in employee related costs from our previous restructuring initiatives.

Income from Operations

Income from operations increased from $2.8 to $3.3 and from $3.1 to $4.2 for the three and six month periods ended July 4, 2026 compared to the three and six month periods ended June 28, 2025. The increase for the periods is primarily due to an increase in sales volume.

Results of Operations - Eliminations

Eliminations include transactions to account for intercompany activity. The eliminations necessary to arrive at consolidated financial information activity for the three and six month periods ended July 4, 2026 and June 28, 2025 are as follows:

Revenues

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
North America segment revenues before eliminations	$202.9	$200.3	$398.8	$391.0
International segment revenues before eliminations	31.1	28.4	58.4	49.6
Intersegment eliminations	(0.5)	(0.6)	(1.0)	(2.0)
Consolidated total revenues	$233.5	$228.1	$456.2	$438.6

Cost of revenues

	Three Months Ended		Six Months Ended
(dollar amounts in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
North America segment cost of revenues before eliminations	$130.6	$115.0	$256.8	$228.3
International segment cost of revenues before eliminations	23.1	20.5	44.9	37.2
Intersegment eliminations	(0.5)	(0.6)	(1.0)	(2.0)
Consolidated total cost of revenues	$153.2	$134.9	$300.7	$263.5

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

Debt Profile

(dollar amounts in millions)	Principal Amount	Issuance Date	Maturity Date	Interest Rate	Net Carrying Value
					July 4, 2026	January 3, 2026
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	5.62% (2)	$549.6	$551.0
Financing leases					1.2	2.2
Total principal debt					$550.8	$553.2
Less: unamortized deferred financing fees					5.8	7.5
Less: current portion of long-term debt					6.1	6.9
Long-term debt, net of current portion					$538.9	$538.8
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
(2)The interest rate on the 2026 Repricing Amendment as of July 4, 2026, was 5.62%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.00%.

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

Line of Credit - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028. The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of July 4, 2026. As of July 4, 2026, the interest rate in effect for the facility was 5.22%. The line of credit is secured by accounts receivable and inventories. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.

As of July 4, 2026, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

As of July 4, 2026 and January 3, 2026, we maintained one letter of credit totaling approximately $0.4 on which there were no balances due. The amount available on the line of credit as of July 4, 2026 and January 3, 2026 was approximately $78.3 and $66.1, respectively.

Statement of Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.

Six month period ended July 4, 2026 compared to the six month period ended June 28, 2025:

	Six Months Ended		Variance
(dollar amounts in millions)	July 4, 2026	June 28, 2025	$	%
Net cash provided by operating activities	$60.6	$99.7	(39.1)	(39.2)%
Net cash used in investing activities	(104.4)	(13.2)	(91.2)	NM
Net cash used in financing activities	(23.4)	(62.8)	39.4	(62.7)%
Effect of foreign currency rate changes on cash	(0.2)	0.6	(0.8)	(133.3)%
Net (decrease) increase in cash	$(67.4)	$24.3	$(91.7)	(377.4)%

Net cash provided by operating activities

Net cash provided by operating activities decreased by $39.1, or 39.2%, to $60.6 for the six month period ended July 4, 2026, compared to $99.7 for the six month period ended June 28, 2025. This was primarily driven by a $25.4 reduction in net cash activity from net working capital requirements, as well as a $13.4 decrease in net income adjusted for non-cash items.

Net cash used in investing activities

Net cash used in investing activities increased by $91.2 for the six month period ended July 4, 2026, compared to the six month period ended June 28, 2025. This increase was primarily due to the Kiwi II Acquisition, which resulted in $98.8 of cash outflows during the six month period ended July 4, 2026.

Net cash used in financing activities

Net cash used in financing activities decreased by $39.4 or 62.7% for the six month period ended July 4, 2026, compared to the six month period ended June 28, 2025. This was driven by a $40.0 early debt repayment during the six month period ended June 28, 2025, which did not recur in the current period. This was offset by an increase in share repurchases of $17.4 as compared to $15.0 in the prior six month period.

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

The following tables present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended				Variance
(dollar amounts in millions)	July 4, 2026	Margin(1)	June 28, 2025	Margin(1)	$	%
Net Income	$10.7	4.6%	$20.7	9.1%	$(10.0)	(48.3)%
Interest, net	7.4		9.1		(1.7)	(18.7)%
Income taxes	2.4		6.4		(4.0)	(62.5)%
Depreciation	3.6		3.0		0.6	20.0%
Amortization	12.0		8.2		3.8	46.3%
EBITDA*	$36.1	15.5%	$47.4	20.8%	$(11.3)	(23.8)%
Restructuring charges(2)	1.6		0.8		0.8	100.0%
Acquisition expense(3)	2.1		0.8		1.3	162.5%
Other	0.4		—		0.4	—%
Adjusted EBITDA*	$40.2	17.2%	$49.0	21.5%	$(8.8)	(18.0)%

	Six Months Ended				Variance
(dollar amounts in millions)	July 4, 2026	Margin(1)	June 28, 2025	Margin(1)	$	%
Net Income	$10.9	2.4%	$31.5	7.2%	$(20.6)	(65.4)%
Interest, net	15.5		19.3		(3.8)	(19.7)%
Income taxes	4.7		11.0		(6.3)	(57.3)%
Depreciation	7.2		5.9		1.3	22.0%
Amortization	24.0		16.5		7.5	45.5%
EBITDA*	$62.3	13.7%	$84.2	19.2%	$(21.9)	(26.0)%
Restructuring charges(2)	4.2		1.2		3.0	250.0%
Acquisition expense(3)	4.2		1.7		2.5	147.1%
Loss on extinguishment and modification of debt(4)	2.1		—		2.1	—%
Other	0.4		0.3		0.1	33.3%
Adjusted EBITDA*	$73.2	16.0%	$87.4	19.9%	$(14.2)	(16.2)%
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

Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of July 4, 2026, our outlook and current debt ratings are as follows:

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
Contractual Obligations

Summarized below are our contractual obligations as of July 4, 2026 and their expected impact on our liquidity and cash flows in future periods:

(dollar amounts in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Debt obligations	$549.6	$2.8	$11.0	$535.8	$—
Finance lease obligations	1.2	0.3	0.8	0.1	—
Unconditional purchase obligations	5.2	2.7	1.8	0.6	0.1
Operating lease obligations	77.4	4.1	14.8	12.2	46.3
Total	$633.4	$9.9	$28.4	$548.7	$46.4

Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First Lien Term Loan has a maturity date of August 3, 2030. (See Note 10, Long-Term Debt, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).

Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of twelve real property leases with expiration dates ranging from 2031–2044. Finance and operating lease obligations are presented net of imputed interest. (See Note 5, Leases, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of future lease payments).

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

The table above does not include $3.7 in estimated warranty liabilities because it is not certain when or if these liabilities will be funded.

In addition to the contractual obligations and commitments listed and described above, we also had another commitment for which we are contingently liable as of July 4, 2026 and January 3, 2026 consisting of an outstanding letter of credit of $0.4.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the six month period ended July 4, 2026:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under program
January 4, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - April 4, 2026	2,862,680	5.43	2,862,680	65.0
April 5, 2026 - May 2, 2026	—	—	—	—
May 3, 2026 - May 30, 2026	175,167	5.04	3,037,847	64.1
May 31, 2026 - July 4, 2026	191,929	5.21	3,229,776	63.1
Total	3,229,776	$5.40	3,229,776	$63.1
(1)On February 28, 2024, we announced that the Board of Directors authorized a share repurchase program, pursuant to which we are authorized to purchase up to $100.0 of our common stock. On May 15, 2025, we announced that the Board of Directors increased the share repurchase program authorization by an additional $75.0 of our common stock. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time. There were 3,229,776 shares repurchased as part of our publicly announced share repurchase program during the six month period ended July 4, 2026.
(2)The share price paid per share is exclusive of commission and excise taxes associated with the share repurchase transactions.

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

During the three month period ended July 4, 2026, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) “adopted, terminated, or modified a Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits.

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of Janus International Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).

3.2	Amended and Restated Bylaws of Janus International Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2024).
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

Date:	August 11, 2026	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer