Form 10-Q
period 2026-10-03
Janus International Group, Inc.
filed 2026-11-10
CIK 1839839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, 131,517,297 shares of the Registrant’s common stock were outstanding.

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

In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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
•our ability to recoup additional refunds from invalidated tariffs;
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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Janus International Group, Inc.

Condensed Consolidated Balance Sheets
(amounts in millions, except share and per share data - Unaudited)

	October 3, 2026	January 3, 2026
ASSETS
Current Assets
Cash and cash equivalents	$99.9	$194.4
Accounts receivable, less allowance for credit losses of $10.8 and $12.1 as of October 3, 2026 and January 3, 2026, respectively	109.8	107.9
Contract assets	32.9	27.6
Inventories	57.7	58.6
Prepaid expenses	9.6	9.5
Other current assets	25.3	23.8
Total current assets	$335.2	$421.8
Property, plant, and equipment, net	65.1	66.2
Right-of-use assets, net	71.9	73.4
Intangible assets, net	336.1	341.1
Goodwill	415.8	383.9
Deferred tax assets, net	10.7	13.3
Other assets	7.1	5.3
Total assets	$1,241.9	$1,305.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50.6	$40.7
Contract liabilities	12.1	16.7
Current maturities of long-term debt	6.0	6.9
Accrued expenses and other current liabilities	54.4	55.0
Total current liabilities	$123.1	$119.3
Long-term debt, net	508.2	538.8
Deferred tax liabilities, net	3.4	3.1
Other long-term liabilities	70.5	71.3
Total liabilities	$705.2	$732.5
STOCKHOLDERS’ EQUITY
Common Stock, 825,000,000 shares authorized, $0.0001 par value, 149,755,598 and 148,439,716 shares issued as of October 3, 2026 and January 3, 2026, respectively	$—	$—
Treasury stock, at cost, 18,238,301 and 9,583,103 shares as of October 3, 2026 and January 3, 2026, respectively	(145.6)	(100.4)
Additional paid in capital	328.1	315.9
Accumulated other comprehensive loss	(1.5)	(1.1)
Retained earnings	355.7	358.1
Total stockholders’ equity	$536.7	$572.5
Total liabilities and stockholders’ equity	$1,241.9	$1,305.0

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(amounts in millions, except share and per share data - Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

REVENUES
Product revenues	$178.7	$186.8	$565.4	$553.4
Service revenues	34.4	32.5	103.9	104.5
Total revenues	$213.1	$219.3	$669.3	$657.9
Product cost of revenues	116.8	113.2	371.1	326.5
Service cost of revenues	25.8	20.4	72.2	70.6
Cost of revenues	$142.6	$133.6	$443.3	$397.1
GROSS PROFIT	$70.5	$85.7	$226.0	$260.8
OPERATING EXPENSES
Selling and marketing	13.8	17.2	49.2	50.8
General and administrative	43.9	39.1	130.3	119.3
Impairment of goodwill and intangible assets	18.3	—	18.3	—
Operating expenses	$76.0	$56.3	$197.8	$170.1
(LOSS) INCOME FROM OPERATIONS	$(5.5)	$29.4	$28.2	$90.7
Interest expense, net	(8.0)	(8.7)	(23.5)	(28.0)
Loss on extinguishment and modification of debt	—	—	(2.1)	—
Other (expense) income, net	(0.1)	0.6	(0.6)	1.1
Other Expense, Net	$(8.1)	$(8.1)	$(26.2)	$(26.9)
(LOSS) INCOME BEFORE TAXES	$(13.6)	$21.3	$2.0	$63.8
(Benefit) Provision for income taxes	(0.3)	6.1	4.4	17.1
NET (LOSS) INCOME	$(13.3)	$15.2	$(2.4)	$46.7
Other comprehensive (loss) income	(0.3)	(0.7)	(0.5)	2.3
COMPREHENSIVE (LOSS) INCOME	$(13.6)	$14.5	$(2.9)	$49.0
Weighted-average shares outstanding, basic and diluted (Note 15)
Basic	134,442,071	138,869,081	136,410,629	139,490,841
Diluted	134,442,071	139,435,378	136,410,629	139,903,321
Net (loss) income per share, basic and diluted (Note 15)
Basic	$(0.10)	$0.11	$(0.02)	$0.33
Diluted	$(0.10)	$0.11	$(0.02)	$0.33

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of $0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 3, 2026	—	$—	138,856,613	$—	9,583,103	$(100.4)	$315.9	$(1.1)	$358.1	$572.5
Repurchase of common stock	—	—	(2,862,680)	—	2,862,680	(15.7)	—	—	—	(15.7)
Issuance of restricted units	—	—	649,910	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(251,384)	—	251,384	(1.3)	—	—	—	(1.3)
Share-based compensation	—	—	—	—	—	—	4.9	—	—	4.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	—	—	—	—	0.2	0.2
Balance as of April 4, 2026	—	$—	136,392,459	$—	12,697,167	$(117.4)	$320.8	$(1.6)	$358.3	$560.1
Repurchase of common stock	—	—	(367,096)	—	367,096	(1.9)	—	—	—	(1.9)
Issuance of restricted units	—	—	619,452	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(179,428)	—	179,428	(0.9)	—	—	—	(0.9)
Share-based compensation	—	—	—	—	—	—	3.6	—	—	3.6
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.4	—	0.4
Net income	—	—	—	—	—	—	—	—	10.7	10.7
Balance as of July 4, 2026	—	$—	136,465,387	$—	13,243,691	$(120.2)	$324.4	$(1.2)	$369.0	$572.0
Repurchase of common stock	—	—	(4,977,659)	—	4,977,659	(25.3)	—	—	—	(25.3)
Issuance of restricted units	—	—	46,520	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(16,951)	—	16,951	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	—	—	3.7	—	—	3.7
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.3)	—	(0.3)
Net loss	—	—	—	—	—	—	—	—	(13.3)	(13.3)
Balance as of October 3, 2026	—	$—	131,517,297	$—	18,238,301	$(145.6)	$328.1	$(1.5)	$355.7	$536.7

Janus International Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions, except share data - Unaudited)

	Class A Preferred Units (1,000,000 shares authorized par value of $0.0001)		Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 28, 2024	—	$—	140,003,975	$—	7,276,549	$(81.4)	$299.7	$(3.8)	$304.3	$518.8
Repurchase of common stock	—	—	(621,643)	—	621,643	(5.1)	—	—	—	(5.1)
Issuance of restricted units	—	—	884,054	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(331,819)	—	331,819	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	—	—	—	—	4.0	—	—	4.0
Foreign currency translation adjustment	—	—	—	—	—	—	—	0.9	—	0.9
Net income	—	—	—	—	—	—	—	—	10.8	10.8
Balance as of March 29, 2025	—	$—	139,934,567	$—	8,230,011	$(89.1)	$303.7	$(2.9)	$315.1	$526.8
Repurchase of common stock	—	—	(1,221,672)	—	1,221,672	(10.1)	—	—	—	(10.1)
Issuance of restricted units	—	—	165,257	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(14,356)	—	14,356	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	—	—	—	—	4.4	—	—	4.4
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.1	—	2.1
Net income	—	—	—	—	—	—	—	—	20.7	20.7
Balance as of June 28, 2025	—	$—	138,863,796	$—	9,466,039	$(99.3)	$308.1	$(0.8)	$335.8	$543.8
Repurchase of common stock	—	—	(81,927)	—	81,927	(0.8)	—	—	—	(0.8)
Issuance of restricted units	—	—	43,228	—	—	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted units	—	—	(14,061)	—	14,061	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	—	—	—	—	3.5	—	—	3.5
Foreign currency translation adjustment	—	—	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	—	—	—	15.2	15.2
Balance as of September 27, 2025	—	$—	138,811,036	$—	9,562,027	$(100.3)	$311.6	$(1.5)	$351.0	$560.8
Total shares issued are the aggregate of Common Stock outstanding and Treasury Shares.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash flows provided by operating activities
Net (loss) income	$(2.4)	$46.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property, plant, and equipment	10.8	9.1
Noncash lease expense	6.5	5.8
Amortization of intangibles	39.1	24.8
Deferred financing fee amortization	1.6	2.1
Share-based compensation	12.2	11.9
Impairment of goodwill and intangible assets	18.3	—
Loss on extinguishment and modification of debt	2.1	—
Deferred income taxes, net	2.9	17.4
Other, net	0.6	1.6
Changes in operating assets and liabilities, excluding effects of acquisition
Accounts receivable	12.2	21.3
Contract assets	(1.6)	(4.5)
Inventories	2.0	(10.4)
Prepaid expenses and other current assets	(1.2)	(6.8)
Other assets	(0.1)	0.7
Accounts payable	5.5	1.1
Contract liabilities	(4.6)	(3.0)
Accrued expenses and other current liabilities	(3.6)	2.0
Other long-term liabilities	(5.7)	(5.1)
Net cash provided by operating activities	$94.6	$114.7
Cash flows used in investing activities
Purchases of property, plant, and equipment	$(8.1)	$(19.9)
Cash paid for acquisition, net of cash acquired	(98.9)	(0.1)
Payment for equity method investment	(1.9)	—
Net cash used in investing activities	$(108.9)	$(20.0)
Cash flows used in financing activities
Principal payments on long-term debt	$(32.7)	$(44.5)
Repurchase of common stock	(42.5)	(15.9)
Cash paid for common stock withheld for taxes	(2.3)	(2.8)
Principal payments on finance lease obligations	(1.2)	(1.6)
Excise taxes paid for repurchase of common stock	(0.2)	(0.8)
Payments for debt repricing fees	(1.1)	—
Net cash used in financing activities	$(80.0)	$(65.6)
Effect of exchange rate changes on cash and cash equivalents	$(0.2)	$0.5
Net (decrease) increase in cash and cash equivalents	$(94.5)	$29.6
Cash and cash equivalents, beginning of period	$194.4	$149.3
Cash and cash equivalents, end of period	$99.9	$178.9

Janus International Group, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in millions - Unaudited)

	Nine Months Ended
	October 3, 2026	September 27, 2025

Supplemental cash flow information
Interest paid	$20.5	$30.0
Income taxes paid, net of refunds	$—	$6.4
Cash paid for operating leases included in operating activities	$9.6	$7.6
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$5.9	$2.3
Right-of-use assets and lease liabilities reduced for terminated leases	$(0.9)	$—
Right-of-use assets obtained in exchange for finance lease obligations	$0.3	$1.2
RSU shares withheld included in accrued employee taxes	$—	$0.3
Excise taxes from common share repurchase included in accrued expenses	$0.4	$0.2
Purchases of property, plant, and equipment in accounts payable	$0.1	$0.3

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

We are headquartered in Temple, Georgia, with operations in the United States of America (“United States” or “U.S.”), United Kingdom (“U.K.”), Australia, France, Spain, Canada, Poland, China, and India. Janus International Group, Inc. is a holding company with no operations other than global management of certain operating entities, including Janus International Group, LLC. Janus Intermediate, LLC is a holding company with no other operations, cash flows, material assets, or liabilities other than the equity interests held in Janus International Group, LLC. We provide products and services through our two operating and reportable segments, which are based on the geographic region of our operations: (i) Janus North America and (ii) Janus International. Our Janus North America segment is comprised of Janus International Group, LLC (“Janus Core”), together with each of its operating subsidiaries, Nokē, Inc. (“NOKE”), Asta Industries, Inc. (“ASTA”), Access Control Technologies, LLC (“ACT”), Janus Door, LLC (“Janus Door”), Steel Door Depot.com, LLC (“Steel Door Depot”), Janus International Canada, Ltd. (“Janus Canada”), and Terminal Door, LLC (“Terminal Door”). Janus Core includes our Kiwi II Construction, BETCO, and DBCI branded offerings. Our Janus International segment is comprised of Janus International Europe Holdings Ltd. (“Janus Europe Holdings”) and its subsidiaries, Janus International Australia Pty Ltd (“Janus Australia”), Janus International Europe Ltd (“Janus Europe”), Janus International France SARL (“Janus France”), and Janus International Poland sp. z.o.o (“Janus Poland”), whose production and sales are largely in Europe, the U.K., and Australia. Our common stock currently trades on the New York Stock Exchange under the symbol “JBI”.

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

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. Our joint ventures are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year.

During 2026, we made a voluntary change in the presentation of certain contracts within our International segment that were previously classified as service revenue and service cost of revenues to product revenue and product cost of revenues. We believe the reclassification is a better depiction of how the business is managed and aligns with the global presentation of these types of contracts. We have reflected the changes in the currently reported figures for the three and nine month periods ended October 3, 2026 and have applied the changes retrospectively to the previously reported figures shown in the tables below for the three and nine month periods ended September 27, 2025. This change had no impact on our previously reported total revenues, cost of revenues, net income, gross profit, income from operations, earnings per share, retained earnings, net assets or cash flows.

	As previously reported	Reclassification	As adjusted
Consolidated Statement of Operations and Comprehensive Income
REVENUES (Three Month Period Ended September 27, 2025)
Product revenues	$174.2	$12.6	$186.8
Service revenues	45.1	(12.6)	32.5
Total revenues	219.3	—	219.3
Product cost of revenues	103.7	9.5	113.2
Service cost of revenues	29.9	(9.5)	20.4
Total cost of revenues	133.6	—	133.6
REVENUES (Nine Month Period Ended September 27, 2025)
Product revenues	518.6	34.8	553.4
Service revenues	139.3	(34.8)	104.5
Total revenues	657.9	—	657.9
Product cost of revenues	300.5	26.0	326.5
Service cost of revenues	96.6	(26.0)	70.6
Total cost of revenues	$397.1	$—	$397.1

Footnote 17 - Segments Information
Three Month Period Ended September 27, 2025
Janus International
Product revenues	$15.5	$12.6	$28.1
Service revenues	12.8	(12.6)	0.2
Total revenues	28.3	—	28.3
Nine Month Period Ended September 27, 2025
Janus International
Product revenues	42.7	34.8	77.5
Service revenues	35.2	(34.8)	0.4
Total revenues	$77.9	$—	$77.9

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

Items subject to such estimates and assumptions include, but are not limited to, income taxes and the effective tax rates, inventory basis adjustments, the fair value of assets, liabilities, and assumptions related to business combinations, the recognition and valuation of share-based compensation arrangements, the useful lives of property, plant, and equipment, the useful lives of intangible assets, the commencement date of leases, the incremental borrowing rate used to calculate lease liabilities, estimated progress toward completion for certain revenue contracts, allowance for credit losses, fair values and impairment of intangible assets and goodwill.

Significant Accounting Policies

Our significant accounting policies have not changed materially from those described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Cash and Cash Equivalents

Cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase. Interest income on cash equivalents is offset against interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Interest income was $0.8 and $1.6 for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and $2.4 and $3.9 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively.

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

The activity for the allowance for credit losses during the nine month periods ended October 3, 2026 and September 27, 2025 is as follows:

(dollar amounts in millions)
Balance at January 3, 2026	$12.1
Write-offs	(1.7)
Provision for expected credit losses on accounts receivable	0.4
Balance at October 3, 2026	$10.8

(dollar amounts in millions)
Balance at December 28, 2024	$18.1
Write-offs	(6.1)
Provision for expected credit losses on accounts receivable	0.4
Balance at September 27, 2025	$12.4

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). We account for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled.

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

Revenues transferred at a point-in-time accounted for 61% and 66% of total revenues for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and 59% and 67% of total revenues for the nine month periods ended October 3, 2026 and September 27, 2025, respectively.

Revenues transferred over time accounted for 39% and 34% of total revenues for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and 41% and 33% of total revenues for the nine month periods ended October 3, 2026 and September 27, 2025, respectively.

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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The activity related to product warranty liabilities recorded in accrued expenses and other current liabilities during the nine month periods ended October 3, 2026 and September 27, 2025, is as follows:

(dollar amounts in millions)
Balance at January 3, 2026	$4.4
Change in warranty provision	(0.4)
Warranty charges incurred	(0.5)
Balance at October 3, 2026	$3.5

(dollar amounts in millions)

Balance at December 28, 2024	$4.8
Change in warranty provision	0.4
Warranty charges incurred	(0.3)
Balance at September 27, 2025	$4.9

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

The fair value of cash and cash equivalents, accounts receivable less allowance for credit losses, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments. The fair value of our debt is estimated using fair value-based risk measurements that are indirectly observable, such as credit risk that falls within Level 2 of the Fair Value hierarchy. Our debt approximates its carrying amount as of October 3, 2026 and January 3, 2026 due to its variable interest rate that is tied to the current Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin (see Notes 9 and 10 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of our debt).

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

For the three and nine month periods ended October 3, 2026, there were no customers that represented more than 10% of accounts receivable or more than 10% of revenues. For the three month period ended October 3, 2026, we had one vendor that accounted for 14% of all raw

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
material and finished goods purchases. This vendor provides raw materials to us which can be sourced by alternative vendors should the need arise.

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

Governmental Grants

We account for the receipt of governmental grants, including various tax credits in accordance with International Accounting Standards (“IAS”) 20, as there is no prevailing specific U.S. GAAP guidance. Grants are recognized in our financial statements on a systematic basis over the period that we incur the related costs that the grants are intended to compensate. We account for income related grants, by presenting them as other income or deduct them from the associated expense, such as a payroll tax credit. We account for asset-related grants by presenting them as either deferred income or by deducting the grant from the asset's carrying amount. We recognize governmental grants in the financial statements when reasonable assurance of two qualifications are met, that being 1) that the conditions of the grant are met and 2) we determine it probable that the grant will be received. For the nine months ended October 3, 2026, we have recognized approximately $4.0 in governmental grants as a reduction to “General and administrative expenses” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Tariff Refunds

Commencing in February 2025, the U.S. government implemented tariffs of at least 10% on goods imported from nearly all countries pursuant to the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court ruled that these tariffs imposed under IEEPA were invalid. Subsequently, the U.S. Court of International Trade ruled that the collected tariffs in question must be refunded in accordance with the law. The U.S. Customs and Border Protection has issued an official notice and launched a special tariff refund program to facilitate such refunds. We have initiated the process of requesting refunds for IEEPA tariffs paid. We applied the loss recovery model and determined the expected receipt of the refund of the previously paid IEEPA tariffs is probable. We have received $1.6 to date, which was recorded in the nine month period ended October 3, 2026 as a reduction to “Product cost of revenues” in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of this guidance on our disclosures.

In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" (“ASU 2025-10”). The FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for our annual periods beginning after December 15, 2028. Early adoption is permitted. We are currently assessing the potential impact of this guidance on our consolidated financial statements and disclosures.

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

3. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using actual costs determined on a first-in, first-out basis or average cost. Labor and overhead costs associated with inventory produced are capitalized into inventories. The major components of inventories are as follows for the periods presented:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)	October 3, 2026	January 3, 2026
Raw materials	$43.6	$46.7
Work-in-process	0.2	0.3
Finished goods	13.9	11.6
Inventories	$57.7	$58.6

4. Property, Plant, and Equipment, net

Property, plant, and equipment, net are as follows for the periods presented:

(dollar amounts in millions)	Useful Life	October 3, 2026	January 3, 2026
Land	Indefinite	$0.9	$0.9
Building	30 years	8.4	8.2
Manufacturing machinery and equipment	3-10 years	74.4	69.3
Leasehold improvements	Over the shorter of the lease term or respective useful life	14.0	12.0
Computer and software	3-7 years	18.1	19.2
Furniture and fixtures, and vehicles	3-7 years	7.6	6.8
Construction in progress		4.4	5.8
Total property, plant, and equipment		$127.8	$122.2
Less: accumulated depreciation		(62.7)	(56.0)
Property, plant, and equipment, net		$65.1	$66.2

Depreciation expense included in cost of revenues was approximately $2.3 for each of the three month periods ended October 3, 2026 and September 27, 2025 and $7.2 and $6.4 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively. Depreciation expense included in operating expenses was $1.3 and $0.9 for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and $3.6 and $2.7 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively.

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

The components of right-of-use assets and lease liabilities were as follows for the periods presented:

(dollar amounts in millions)	Balance Sheet Classification	October 3, 2026	January 3, 2026
Assets:
Operating lease assets	Right-of-use assets, net	$70.7	$70.8
Finance lease assets	Right-of-use assets, net	1.2	2.6
Total leased assets		$71.9	$73.4
Liabilities:
Current:
Operating	Accrued expenses and other current liabilities	$7.6	$6.3
Finance	Current maturities of long-term debt	0.5	0.9
Noncurrent:
Operating	Other long-term liabilities	$69.8	$70.9
Finance	Long-term debt	0.6	1.3
Total lease liabilities		$78.5	$79.4

The components of lease expense were as follows for the periods presented:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Operating lease cost	$3.4	$2.8	$9.8	$7.9
Variable lease cost	—	0.4	0.4	0.5
Short-term lease cost	0.3	0.7	1.1	0.8
Finance lease cost:
Amortization of right-of-use assets	0.1	0.1	0.7	1.3
Interest on lease liabilities	—	0.1	0.1	0.2
Total lease cost	$3.8	$4.1	$12.1	$10.7

Other information related to leases was as follows for the periods presented:

	October 3, 2026	January 3, 2026
Weighted Average Remaining Lease Term (in years)
Operating Leases	12.7	11.9
Finance Leases	2.5	2.5
Weighted Average Discount Rate
Operating Leases	7.2%	7.4%
Finance Leases	6.7%	7.2%

As of October 3, 2026, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year were as follows:

(dollar amounts in millions)
2026	$3.3
2027	12.5
2028	12.2
2029	11.0
2030	9.4
Thereafter	74.1
Total future lease payments	$122.5
Less: imputed interest	(45.1)
Present value of future lease payments	$77.4

As of October 3, 2026, future minimum repayments of finance leases were as follows:

(dollar amounts in millions)
2026	$0.1
2027	0.5
2028	0.3
2029	0.1
2030	0.1
Thereafter	0.1
Total future lease payments	$1.2
Less: imputed interest	(0.1)
Present value of future lease payments	$1.1

Sublease

During the three month period ended October 3, 2026, we entered into a sublease agreement for the entirety of our leased ASTA Houston manufacturing facility that covers the entirety of the original lease term through 2034. We remain the primary obligor under the original lease agreement and we classified the sublease agreement as an operating lease under ASC 842. Sublease income during the three and nine month periods ended October 3, 2026 was $0.1 and was recorded within cost of revenues in the Unaudited Condensed Consolidated Statement of Operations.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 3, 2026, future minimum sublease income was as follows:

(dollar amounts in millions)
2026	$0.2
2027	0.9
2028	0.9
2029	0.9
2030	0.9
Thereafter	3.2
Total future minimum sublease income	$7.0

6. Business Combination

Kiwi II Asset Acquisition

On January 8, 2026, through our wholly owned subsidiary Janus Core, we acquired 100% of the business operations (such transaction, the “Kiwi II Acquisition”) of Kiwi II Construction, Inc., a California corporation, Kiwi II East Inc., a Tennessee corporation, and Metal Tech, Inc., a California corporation (collectively, the “Kiwi II Sellers”). Pursuant to the asset purchase agreement for such acquisition, we acquired substantially all the assets of the Kiwi II Sellers related to the business of designing, supplying, and constructing self-storage facilities and manufacturing certain components used in those facilities. We accounted for this acquisition as a business combination. There were no material measurement period adjustments made during the three and nine months ended October 3, 2026. Acquisition-related costs were expensed as incurred in fiscal 2025 and were not material.

The following tables summarize the fair value of consideration transferred and the recognized amount of identified assets acquired, and liabilities assumed at the date of acquisition:

(dollar amounts in millions)
Segment	North America
Consideration transferred
Cash paid	$98.9
Total purchase consideration, net of cash acquired	$98.9
Recognized amounts of identifiable assets acquired
Accounts receivable	$14.5
Contract assets	3.7
Property and equipment	2.3
Inventory	0.9
Prepaid assets	0.4
Identifiable intangible assets	40.1
Recognized amounts of identifiable liabilities assumed
Accounts payable	(4.6)
Other liabilities	(2.8)
Total identifiable net assets	$54.5
Goodwill	44.4
Total net assets acquired	$98.9

We recognized goodwill related to the Kiwi II Acquisition of $44.4. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. The goodwill is expected to be deductible for tax purposes.

The following table sets forth the components of identifiable intangible assets acquired as of the date of the Kiwi II Acquisition, and the related weighted average amortization period:

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(dollar amounts in millions)	Fair Value	Weighted-Average Amortization Period (years)
Customer relationships	$18.7	5
Backlog	11.0	1
Non-compete agreements	5.9	5
Tradename	4.5	5
Identifiable intangible assets	$40.1

Results of Acquired Operations

The results of the acquired operations of Kiwi II have been included in our Unaudited Condensed Consolidated Financial Statements since the acquisition date of January 8, 2026.

For the period from July 5, 2026 through October 3, 2026 and from January 8, 2026 through October 3, 2026, Kiwi II contributed revenues of $10.7 and $48.0 and net loss of $10.8 and $16.1, respectively, inclusive of amortization of acquired identified intangible assets and impairment of goodwill. We did not present pro-forma revenues or net income for the prior three and nine month periods ended September 27, 2025 as we consider these to be immaterial.

7. Acquired Intangible Assets and Goodwill

Intangible assets acquired in a business combination are recognized at fair value and amortized over their estimated useful lives. The carrying amount and accumulated amortization of recognized intangible assets are as follows for the periods presented:

			October 3, 2026				January 3, 2026
(dollar amounts in millions)	Original Useful Life (years)	Remaining Weighted-Average Amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Customer relationships	5-15	6.8	$466.1	$240.5	$—	$225.6	$447.9	$214.8	$0.4	$232.7
Tradenames and trademarks	Indefinite	Indefinite	102.3	—	18.2	84.1	107.8	—	12.3	95.5
Tradenames and trademarks	3-5	3.3	11.6	1.9	—	9.7	1.7	0.6	—	1.1
Software development	2-10	1.3	20.3	12.7	—	7.6	20.3	10.4	—	9.9
Non-compete agreements	3-5	3.7	8.6	2.2	—	6.4	3.0	1.1	—	1.9
Backlog	1	0.3	11.0	8.3	—	2.7	—	—	—	—
Total intangible assets			$619.9	$265.6	$18.2	$336.1	$580.7	$226.9	$12.7	$341.1

Changes in the gross carrying amount of recognized intangible assets are due to the Kiwi II acquisition, BETCO reclassification and translation adjustments and include a loss of $0.2 and a gain of $1.0 for the periods ended October 3, 2026 and January 3, 2026, respectively. The amortization of intangible assets is included in general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization expense was approximately $15.1 and $8.3 for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and was approximately $39.1 and $24.8 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively.

Change in Useful Lives of Intangible Assets

BETCO

During the quarter ended October 3, 2026, we changed the useful life of our BETCO tradename, which had previously been classified as an indefinite-lived intangible asset. As a result of our ongoing integration initiatives and branding strategy, we concluded that a foreseeable limit now exists on the period over which the tradename is expected to contribute to future cash flows. In accordance with Accounting Standards Codification (“ASC”) 350 Goodwill and Other, we evaluated the tradename for impairment immediately prior to the change in classification and determined the tradename was not impaired. Following the assessment, we changed the BETCO tradename’s classification to a definite

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
life and we will amortize the remaining $5.4 carrying value over a period of three years. Amortization expense associated with this tradename was $0.5 during each of the three and nine month periods ended October 3, 2026.

Noke

During the quarter ended October 3, 2026, we changed the useful life of our Noke software development intangible assets that were acquired in 2018 as part of the business combination. These assets had an initial 15 year useful life; and the 7.5 year remaining useful life was condensed to 18 months as of the beginning of our fiscal third quarter. At the time of reassessment, these assets had a carrying value of $8.7. Incremental amortization expense associated with this change in useful life of these assets was $1.2 during each of the three month and nine month periods ended October 3, 2026.

As a result of these changes in useful lives, during the three and nine month periods ended October 3, 2026, we incurred an increase in amortization of $1.7, which resulted in a corresponding increase in net loss or a $0.01 in basic and diluted EPS.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Goodwill

The changes in the carrying amounts of goodwill are as follows for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Consolidated
Balance as of January 3, 2026	$371.8	$12.1	$383.9
Kiwi II Acquisition	44.4	—	44.4
Impairment of goodwill	(12.4)	—	(12.4)
Foreign Currency Translation Adjustment	—	(0.1)	(0.1)
Balance as of October 3, 2026	$403.8	$12.0	$415.8

Goodwill and Indefinite-Life Intangible Impairment

We test goodwill and indefinite lived intangibles for impairment on an annual basis and between annual tests if an event occurs or circumstances change (a “triggering event”) that would more likely than not reduce the fair value of a reporting unit below its carrying value. We considered the decline in overall operating results to date, unfavorable changes in forecasted results, and other macroeconomic factors as indicators that an impairment loss may have occurred. Therefore, we performed an interim quantitative impairment assessment using a combination of the discounted cash flow method and guideline public company method as of October 3, 2026, for each of our reporting units, as well as our indefinite-lived intangible assets using the relief-from-royalty method. We applied our best estimates for assumptions regarding future revenues, anticipated margins, discount rates, and long-term growth rates to estimate the fair value of our reporting units.

Based on the results of this assessment, the estimated fair value of our BETCO and Kiwi II reporting units were determined to be less than their respective carrying values. As such, we recognized goodwill impairment charges of $5.0 to our BETCO reporting unit and $7.4 to our Kiwi II reporting unit during the three and nine month periods ended October 3, 2026. Following the impairment, the carrying value of goodwill associated with our BETCO and Kiwi II reporting units were $17.7 and $37.0, respectively. We also determined that our DBCI and ACT tradename indefinite-lived intangible asset fair values were less than their respective carrying values. As such, we recognized impairment charges of $5.9 on our DBCI and ACT tradenames. Following the impairment, the carrying value of our DBCI tradename was $4.1 and our ACT tradename had a carrying value of zero.

We identified two reporting units’ goodwill balances for which the fair values were not substantially in excess of their carrying value. Our Janus Core reporting unit had a fair value in excess of its carrying value of $257.3 by 18.0%. Our TMC reporting unit had a fair value in excess of its carrying value of $53.9, by 18.1%. We identified one tradename for which the fair value was not substantially in excess of its carrying value. Our Janus Core tradename had a fair value in excess of its carrying value of $66.8, by 12.3%.

8. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities are summarized as follows for the periods presented:

(dollar amounts in millions)	October 3, 2026	January 3, 2026
Customer deposits	$13.8	$15.2
Employee compensation	11.6	14.4
Current operating lease liabilities	7.6	6.3
Interest payable	7.6	3.7
Product warranties	3.5	4.4
Sales tax payable	2.7	3.3
Income tax payable	1.0	0.1
Restructuring liability	0.2	0.3
Other liabilities(1)	6.4	7.3
Total accrued expenses and other current liabilities	$54.4	$55.0
(1)Other liabilities as of October 3, 2026 and January 3, 2026 consist of property tax, credit card, and various other accruals.

9. Line of Credit

2023 ABL Credit and Guarantee Agreement - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028.

The interest rate on the facility is based on a base rate, unless we choose an Adjusted Term SOFR Rate (as defined in the 2023 LOC Agreement). If the Adjusted Term SOFR Rate is elected, the interest rate is equal to the Adjusted Term SOFR Rate, which includes a 10 basis

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
points flat CSA, plus the SOFR Margin (as defined in the 2023 LOC Agreement) of either 1.25%, 1.50%, or 1.75%, based on the Average Excess Availability (as defined in the 2023 LOC Agreement). As of October 3, 2026, the SOFR Margin Rate was 1.50%. As of October 3, 2026 and January 3, 2026, the interest rate in effect for the facility was 5.35% and 5.42%, respectively. The line of credit is collateralized by accounts receivable and inventories. We accrue an unused commitment fee to the administrative agent at the varying rate of 0.25% to 0.38%, based on the unused portion of the maximum commitment, as defined in the 2023 LOC Agreement.

Amortization of deferred financing fees of approximately $0.1 was recognized for each of the three month periods ended October 3, 2026 and September 27, 2025 and $0.2 was recognized for each of the nine month periods ended October 3, 2026 and September 27, 2025. The unamortized portion of the fees as of October 3, 2026 and January 3, 2026, was approximately $0.5 and $0.6, respectively. There were no borrowings outstanding on the line of credit as of October 3, 2026 and January 3, 2026.

As of October 3, 2026, and January 3, 2026, we maintained one letter of credit totaling approximately $0.5 and $0.4, respectively, on which there were no balances due. The amount available on the line of credit as of October 3, 2026 and January 3, 2026 was approximately $73.8 and $66.1, respectively.

10. Long-Term Debt

Long-term debt consists of the following for the periods presented:

(dollar amounts in millions)	October 3, 2026	January 3, 2026
Note payable - First Lien	$518.2	$551.0
Finance leases	1.1	2.2
	$519.3	$553.2
Less: unamortized deferred financing fees	5.1	7.5
Less: current maturities	6.0	6.9
Total long-term debt	$508.2	$538.8

Notes Payable - First Lien - On April 30, 2024, we completed a repricing pursuant to Amendment No. 7 (the “Repricing Amendment”) to the First Lien Credit and Guarantee Agreement, dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). The Repricing Amendment reduced the applicable interest rate margins on the $600.0 First Lien Term Loan from 2.00% to 1.50% for the term loans bearing interest at rates based on the base rate, and from 3.00% to 2.50% for the term loans bearing interest at rates based on the secured overnight financing rate. In addition to the change in the applicable margin rate, we are no longer subject to a CSA rate of 0.10%.

On February 2, 2026, we completed a repricing pursuant to Amendment No. 8 (the “2026 Repricing Amendment”) to the First Lien Term Loan. The 2026 Repricing Amendment reduces the applicable interest rate margins on the First Lien’s term loans by 50 basis points to 1.00% (for the term loans bearing interest at rates based on the base rate) and to 2.00% (for the term loans bearing interest at rates based on the secured overnight financing rate).

Interest is payable in arrears (with respect to Base Rate loans) or at the end of an interest period selected by us (with respect to SOFR loans). The outstanding loan balance is to be repaid on a quarterly basis in an amount equal to 0.25% of the original balance of the amended loan, with the remaining principal due on the maturity date of August 3, 2030. The debt is secured by substantially all of our business assets. There are no prepayment penalties if we make voluntary prepayments on the outstanding principal balance. The interest rate on the First Lien Term Loan as of October 3, 2026 was 5.75%.

We wrote off $1.0 of unamortized debt financing costs associated with the First Lien Term Loan prior to the 2026 Repricing Amendment that were deemed extinguished and recognized within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. In conjunction with the 2026 Repricing Amendment, we incurred $1.1 of costs from third parties that did not qualify for capitalization of deferred financing costs, and were expensed within “Loss on extinguishment and modification of debt” on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

During the three month period ended October 3, 2026, we made a voluntary prepayment of $30.0 toward the First Lien Term Loan. We used cash on hand to make the voluntary prepayment. As a result of the prepayment, we expensed an additional $0.3 of the unamortized debt issuance costs that were being amortized over the expected life of the loan.

Amortization of deferred loan costs is included in interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization of approximately $0.6 and $1.4 was recognized for the three and nine month periods ended October 3, 2026, respectively, as a component of interest expense. Amortization of approximately $0.4 and $1.9 was recognized for the three and nine month periods ended September 27, 2025, respectively, as a component of interest expense. These amounts are inclusive of the additional costs affiliated with voluntary prepayment of principal balances.

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

We measure compensation expense for share-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). During the three month period ended October 3, 2026, we granted share-based awards including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Plan. The grant date fair value of RSUs and PSUs is equal to the closing price of our common stock on either: (i) the date of grant; or (ii) the previous trading day, depending on the level of administration required. Forfeitures are recognized as they occur. Unvested RSUs, PSUs, or stock options are forfeited upon a “Termination of Service,” as defined in the Plan, or as otherwise provided in the applicable award agreement or determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Share-based compensation expense is recognized straight-line over the respective vesting periods, reduced for actual forfeitures and is included in general and administrative expense in the accompanying Consolidated Statement of Operations and Comprehensive Income.

In connection with the equity awards, the share-based compensation expense was $3.7 and $3.5 for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and $12.2 and $11.9 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively. The income tax benefit from share-based compensation was $1.4 and $0.4 for the three month periods ended October 3, 2026 and September 27, 2025, and $2.6 and $1.3 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively.

Restricted Stock Unit Grants

RSUs are subject to a vesting period between one and four years. RSU activity for the nine month period ended October 3, 2026 is as follows:

(amounts in millions, except share and per share data)	RSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at January 3, 2026	2,122,722	$11.3
Granted(1)	3,843,849	6.0
Vested	(1,315,882)	11.8
Forfeited	(137,401)	6.7
Unvested, outstanding at October 3, 2026	4,513,288	$6.8
(1) This amount includes 1,806,570 RSUs granted in conjunction with the Kiwi II acquisition during the period ended April 4, 2026.

Total compensation expense related to the above awards was approximately $3.4 and $3.1 for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and $11.5 and $9.5 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively. As of October 3, 2026, there was an aggregate of $22.8 of unrecognized expense related to the RSUs granted, which we expect to amortize over a weighted-average period of 2.1 years.

Performance-based Restricted Stock Unit Grants

PSU awards are based on the satisfaction of our two-year or three-year cumulative financial targets. The number of PSUs that can be earned range from 0% and 200% of the original target number of PSUs. PSUs are subject to a two-year or three-year performance cliff-vesting period.

PSU activity for the nine month period ended October 3, 2026 is as follows:

(amounts in millions, except share and per share data)	PSUs	Weighted-Average Grant Date Fair Value
Unvested, outstanding at January 3, 2026	1,390,192	$9.5
Granted	612,664	5.6
Units lost based on performance	(193,548)	10.6
Forfeited	(29,732)	10.1
Unvested, outstanding at October 3, 2026(1)	1,779,576	$8.0
(1)This amount includes 215,845 performance stock units, which are projected to payout at 0% due to performance results from previously-granted PSU awards in fiscal year 2024.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Total compensation expense related to the PSUs was approximately $0.3 and $0.2 for the three month periods ended October 3, 2026 and September 27, 2025, respectively, and $0.7 and $2.1 for the nine month periods ended October 3, 2026 and September 27, 2025, respectively. As of October 3, 2026, there was an aggregate of $2.6 of unrecognized expense related to the PSUs granted, which we expect to amortize over a weighted average period of 1.0 year.

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

Our restructuring expenses are comprised of the following for the periods presented:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Severance and termination benefits	$0.4	$1.1	$3.2	$2.2
Other facility related charges	0.8	—	2.1	—
Legal, consulting, and other costs	0.1	—	0.2	0.1
Total restructuring charges	$1.3	$1.1	$5.5	$2.3

The following tables summarize the changes in the accrued restructuring balance, which are included in accrued expenses and other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

(dollar amounts in millions)
Balance at January 3, 2026	$0.3
Restructuring charges	5.5
Payments	(5.6)
Balance at October 3, 2026	$0.2

(dollar amounts in millions)
Balance at December 28, 2024	$0.3
Restructuring charges	2.3
Payments	(1.8)
Balance at September 27, 2025	$0.8

13. Revenue Recognition

Contract balances as of October 3, 2026 and January 3, 2026 were as follows:

(dollar amounts in millions)
Revenues in excess of billings at October 3, 2026	$24.3
Unbilled receivables at October 3, 2026	8.6
Contract assets at October 3, 2026	$32.9

Revenues in excess of billings at January 3, 2026	$20.8
Unbilled receivables at January 3, 2026	6.8
Contract assets at January 3, 2026	$27.6

Contract liabilities at October 3, 2026	$12.1
Contract liabilities at January 3, 2026	$16.7

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine month periods ended October 3, 2026, we recognized revenue of approximately $1.1 and $15.0, respectively, related to contract liabilities at January 3, 2026.

Disaggregation of Revenue

We disaggregate revenue by reportable segment and by sales channel of revenue recognition. The following disaggregation of revenue depicts our reportable segment revenues by sales channel of revenue recognition for the periods presented:

Revenue by Sales Channel

(dollar amounts in millions)	Three Months Ended		Nine Months Ended
Reportable Segments by Sales Channel Revenue Recognition	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Janus North America
Self storage - new construction	$66.9	$72.3	$222.5	$204.9
Self storage - R3	50.0	54.0	161.9	162.0
Commercial and other	66.5	65.5	197.8	215.9
	$183.4	$191.8	$582.2	$582.8
Janus International
Self storage - new construction	$28.8	$25.0	$82.7	$70.0
Self storage - R3	1.2	3.3	5.7	7.9
	$30.0	$28.3	$88.4	$77.9
Eliminations	(0.3)	(0.8)	(1.3)	(2.8)
Total revenue	$213.1	$219.3	$669.3	$657.9

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

We account for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). While we generally measure our income tax provision for interim periods using an estimate of our annual effective tax rate, we measured our income tax provision for the three and nine months ended October 3, 2026 using the actual year-to-date method. We used this method primarily because a small change in our forecasted income (loss) before taxes can have a significant impact on the annualized effective tax rate and we thus believe using the actual year-to-date method for this specific period more accurately reflects our tax provision as is consistent with guidance in ASC 740. Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. Deferred tax liabilities and assets attributable to different tax jurisdictions are not offset in the Unaudited Condensed Consolidated Financial Statements.

During the three month periods ended October 3, 2026 and September 27, 2025, we recorded a total income tax (benefit) provision of approximately $(0.3) and $6.1 on pre-tax (loss) income of $(13.6) and $21.3 resulting in an effective tax rate of 2.2% and 28.6%, respectively. During the nine month periods ended October 3, 2026 and September 27, 2025, we recorded a total income tax provision of approximately $4.4 and $17.1 on pre-tax income of $2.0 and $63.8 resulting in an effective tax rate of 220.0% and 26.8%, respectively. For the three and nine month periods ended October 3, 2026, the effective tax rate was primarily impacted by the impairment of non-deductible goodwill, non-deductible executive compensation, statutory rate differentials and other permanent items. For the three and nine month periods ended September 27, 2025, the effective tax rate was primarily impacted by the change in statutory rate differentials, changes in estimated state income tax and apportionment rates, and permanent differences.

15. Net (Loss) Income Per Share

Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of common stock outstanding plus the effect of dilutive potential common stock outstanding during the period using the treasury stock method. For the three and nine month periods ended October 3, 2026, we reported a net loss, therefore dilutive earnings per share (“EPS”) excluded 121,717 and 231,020 shares, respectively, as their effect would be anti-dilutive. For the three and nine month periods ended September 27, 2025, dilutive potential common shares include stock options and unvested RSUs.

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted EPS attributable to common stockholders for the periods presented:

	Three Months Ended		Nine Months Ended
(amounts in millions, except share and per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator:
Net (loss) income attributable to common stockholders	$(13.3)	$15.2	$(2.4)	$46.7
Denominator:
Weighted average number of shares:
Basic	134,442,071	138,869,081	136,410,629	139,490,841
Adjustment for dilutive securities	—	566,297	—	412,480
Diluted	134,442,071	139,435,378	136,410,629	139,903,321
Basic net (loss) income per share attributable to common stockholders	$(0.10)	$0.11	$(0.02)	$0.33
Diluted net (loss) income per share attributable to common stockholders	$(0.10)	$0.11	$(0.02)	$0.33

16. Share Repurchase Program

During 2024, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to purchase up to $100.0 of our common stock. During 2025, our Board of Directors authorized an increase of $75.0 to our share repurchase program. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time. As of October 3, 2026, there is $38.1 remaining under the share repurchase program.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on share repurchases in excess of issuances, which is effective for share repurchases completed after December 31, 2022. We reflect the excise tax within equity as part of the repurchase of the common stock.

The following table presents the share repurchase activity for the periods presented:

	Three Months Ended		Nine Months Ended
(amounts in millions, except share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Number of shares repurchased	4,977,659	81,927	8,207,435	1,925,242
Share repurchase cost (including excise taxes)	$25.3	$0.8	$42.9	$16.0

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
17. Segments Information

We operate and report our results through two geographic-based reportable segments: Janus North America and Janus International, in accordance with ASC Topic 280, “Segment Reporting”.

•The Janus North America segment is comprised of the following entities: Janus Core, (which includes our Kiwi II Construction, BETCO, and DBCI branded offerings), NOKE, ASTA, ACT, Janus Door, Steel Door Depot, Janus Canada, and Terminal Door.
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

The following table presents segment revenue, gross profit, and Adjusted EBITDA for the periods presented:

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended October 3, 2026
Revenues	$183.4	$30.0	$(0.3)	$213.1
Cost of revenues	120.9	22.0	(0.3)	142.6
Gross profit	$62.5	$8.0	$—	$70.5
Other segment items (1)	(32.5)	(4.0)	—	(36.5)
Adjusted EBITDA*	$30.0	$4.0	$—	$34.0

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended September 27, 2025
Revenues	$191.8	$28.3	$(0.8)	$219.3
Cost of revenues	113.5	20.9	(0.8)	133.6
Gross profit	$78.3	$7.4	$—	$85.7
Other segment items (1)	(37.4)	(4.7)	—	(42.1)
Adjusted EBITDA*	$40.9	$2.7	$—	$43.6

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Nine months ended October 3, 2026
Revenues	$582.2	$88.4	$(1.3)	$669.3
Cost of revenues	377.7	66.9	(1.3)	443.3
Gross profit	$204.5	$21.5	$—	$226.0
Other segment items (1)	(106.6)	(12.2)	—	(118.8)
Adjusted EBITDA*	$97.9	$9.3	$—	$107.2

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Nine months ended September 27, 2025
Revenues	$582.8	$77.9	$(2.8)	$657.9
Cost of revenues	341.8	58.1	(2.8)	397.1
Gross profit	$241.0	$19.8	$—	$260.8
Other segment items (1)	(118.4)	(11.4)	—	(129.8)
Adjusted EBITDA*	$122.6	$8.4	$—	$131.0
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

The following table presents a reconciliation of reportable segment net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Consolidated reconciliation
Net (loss) income	$(13.3)	$15.2	$(2.4)	$46.7
Interest, net	8.0	8.7	23.5	28.0
Income taxes	(0.3)	6.1	4.4	17.1
Depreciation and amortization	18.7	11.5	49.9	33.9
Impairment of goodwill and intangible assets	18.3	—	18.3	—
Restructuring & other Adjusted EBITDA adjustments	2.6	2.1	13.5	5.3
Adjusted EBITDA*	$34.0	$43.6	$107.2	$131.0
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

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Segment information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Depreciation expense - cost of revenues
Janus North America	$1.9	$2.0	$6.0	$5.5
Janus International	0.4	0.3	1.2	0.9
Consolidated depreciation expense - cost of revenues	$2.3	$2.3	$7.2	$6.4
Depreciation expense - operating expenses
Janus North America	$1.2	$0.8	$3.4	$2.4
Janus International	0.1	0.1	0.2	0.3
Consolidated depreciation expense - operating expenses	$1.3	$0.9	$3.6	$2.7
Amortization of intangible assets
Janus North America	$14.7	$8.0	$38.1	$23.9
Janus International	0.4	0.3	1.0	0.9
Consolidated amortization expense	$15.1	$8.3	$39.1	$24.8
Purchases of property, plant, and equipment
Janus North America	$2.2	$6.5	$7.6	$19.4
Janus International	0.3	0.2	0.5	0.5
Consolidated purchases of property, plant, and equipment	$2.5	$6.7	$8.1	$19.9

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Three months ended October 3, 2026
Product revenues	$149.4	$29.6	$(0.3)	$178.7
Service revenues	34.0	0.4	—	$34.4
Total revenues	$183.4	$30.0	$(0.3)	$213.1
Three months ended September 27, 2025
Product revenues	$159.5	$28.1	$(0.8)	$186.8
Service revenues	32.3	0.2	—	$32.5
Total revenues	$191.8	$28.3	$(0.8)	$219.3

(dollar amounts in millions)	Janus North America	Janus International	Intersegment eliminations	Total
Nine months ended October 3, 2026
Product revenues	$479.3	$87.4	$(1.3)	$565.4
Service revenues	102.9	1.0	—	$103.9
Total revenues	$582.2	$88.4	$(1.3)	$669.3
Nine months ended September 27, 2025
Product revenues	$478.7	$77.5	$(2.8)	$553.4
Service revenues	104.1	0.4	—	$104.5
Total revenues	$582.8	$77.9	$(2.8)	$657.9

Segment information as of the periods presented is as follows:

(dollar amounts in millions)	October 3, 2026	January 3, 2026
Identifiable assets
Janus North America	$1,166.0	$1,231.7
Janus International	75.9	73.3
Consolidated identifiable assets	$1,241.9	$1,305.0

Janus International Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
18. Commitments and Contingencies

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain commitments and contingencies. Those matters include the following:

General Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Self-Insurance

Under our workers’ compensation insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss workers’ compensation insurance for claims in excess of $0.2 as of both October 3, 2026 and January 3, 2026. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $0.3 and $0.5 as of October 3, 2026 and January 3, 2026, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

Under our health insurance program, coverage is obtained for catastrophic exposures under which we retain a portion of certain expected losses. We have stop loss insurance for claims in excess of $0.4 as of both October 3, 2026 and January 3, 2026. Provision for losses expected under this program are recorded based upon estimates of the aggregate liability for claims incurred but not reported, which totaled approximately $1.0 and $1.7 as of October 3, 2026 and January 3, 2026, respectively. The amount of actual losses incurred could differ materially from the estimates reflected in these Unaudited Condensed Consolidated Financial Statements.

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
•Results of Operations: This section provides an analysis of our results of operations for the three and nine month periods ended October 3, 2026 and September 27, 2025.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the nine month periods ended October 3, 2026 and September 27, 2025. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at October 3, 2026, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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

•Total revenues of $213.1 for the three month period ended October 3, 2026 compared to $219.3 for the three month period ended September 27, 2025.
•Net loss of $13.3 for the three month period ended October 3, 2026 compared to net income of $15.2 for the three month period ended September 27, 2025.
•Adjusted EBITDA of $34.0 for the three month period ended October 3, 2026 compared to $43.6 for the three month period ended September 27, 2025.
•Adjusted EBITDA as a percentage of revenues was 16.0% for the three month period ended October 3, 2026 compared to 19.9% for the three month period ended September 27, 2025.
•Cash flows provided by operations of $34.0 were generated for the three month period ended October 3, 2026 compared to $15.0 cash flows provided by operations for the three month period ended September 27, 2025.
•Repurchased common stock worth $25.3 in the three months ended October 3, 2026, which consisted of 4,977,659 shares, as part of our share repurchase program. We have $38.1 in remaining capacity under our share repurchase program.
•Completed a voluntary prepayment of $30.0 towards the First Lien Term Loan during the three month period ended October 3, 2026

Information regarding use of Adjusted EBITDA — a non-GAAP measure, and a reconciliation to the most comparable GAAP measure, are included in “Non-GAAP Financial Measures.”

Business Segment Information

Our business is operated through two geographic regions that comprise our two reportable segments: Janus North America and Janus International.

Janus North America is comprised of Corporate, Janus Core (inclusive of our BETCO, Kiwi II, and DBCI branded offerings), Janus Door, Janus Canada, Steel Door Depot, ASTA, NOKE, ACT, and T.M.C. Janus North America produces and provides various fabricated components such as commercial and self-storage doors, walls, hallway systems and building components used primarily by owners or builders of self-storage facilities and also offers installation services along with the products. Janus North America represents approximately 85% to 95% of the Company’s revenue.

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

On January 8, 2026, through our wholly owned subsidiary Janus Core, we acquired 100% of the business operations (such transaction, the “Kiwi II Acquisition”) of Kiwi II Construction, Inc., a California corporation, Kiwi II East Inc., a Tennessee corporation, and Metal Tech, Inc., a California corporation, (collectively, the “Kiwi II Sellers”). Pursuant to the asset purchase agreement for such acquisition, we acquired substantially all the assets of the Kiwi II Sellers related to the business of designing, supplying, and constructing self-storage facilities and manufacturing certain components used in those facilities for total cash consideration of $98.9.

Human Capital

Human capital is one of the main cost drivers of our manufacturing, selling, and administrative processes. As a result, we believe that headcount generally provides a reflection of our operational status, indicating whether the business is expanding or contracting. As of October 3, 2026 and September 27, 2025, our headcount was 2,008 employees (including 400 temporary employees) and 2,306 employees (including 453 temporary employees), respectively.

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

We have presented results of operations, including the related discussion and analysis for:

•The thirteen week period ended October 3, 2026 compared to the thirteen week period ended September 27, 2025.
•The thirty-nine week period ended October 3, 2026 compared to the thirty-nine week period ended September 27, 2025.

Components of Results of Operations

Product Revenues. Product revenues represent the revenue from the sale of products, including steel roll-up and swing doors, rolling steel doors, steel structures, as well as hallway systems and facility and door automation technologies for commercial and self-storage customers. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of destination. Product revenues also include all revenues affiliated with erecting a self-storage facility for our customers, which is recognized over time over the life of the contract and is based on the status of one performance obligation, which is generally less than a year. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels: new construction, R3, and commercial and other.

Service Revenues. Service revenues reflect installation services to customers for facilities, including steel roll-up and swing doors, hallway systems, and relocatable storage units, which are recognized over time based on the satisfaction of our performance obligation. We are highly integrated with customers at every phase of a project, including facility planning/design, construction, access control, and the R3 of damaged, or end-of-life products or rebranding of facilities due to market consolidation. Service revenues also include software as a service (“SaaS”) fees, which are recurring revenues generated through our Nokē Smart Entry platform and trucking terminal renovation, construction, remodeling, and maintenance services provided to certain trucking customers. Revenues are monitored and analyzed as a function of sales reporting within the following sales channels: new construction, R3, and commercial and other.

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

The following tables set forth key performance measures for the three and nine month periods ended October 3, 2026 and September 27, 2025:

	Three Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
Total Revenue	$213.1	$219.3	$(6.2)	(2.8)%
Adjusted EBITDA	$34.0	$43.6	$(9.6)	(22.0)%
Adjusted EBITDA (% of revenue)	16.0%	19.9%		(3.9)%

	Nine Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
Total Revenue	$669.3	$657.9	$11.4	1.7%
Adjusted EBITDA*	$107.2	$131.0	$(23.8)	(18.2)%
Adjusted EBITDA (% of revenue)	16.0%	19.9%		(3.9)%
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

Total revenue decreased by $6.2 or 2.8% and increased by $11.4 or 1.7% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. The decrease in the three month period was primarily attributable to the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn which was not fully offset by inorganic revenues of $10.7 from the Kiwi II acquisition. The increase in the nine month period is primarily attributable to inorganic revenues of $48.0 from the Kiwi II Acquisition, which more than offset the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

Adjusted EBITDA decreased by $9.6 or 22.0% and by $23.8 or 18.2% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. Adjusted EBITDA as a percentage of revenue decreased by 3.9% for each of the three and nine month periods ended October 3, 2026. These decreases were primarily attributable to a decline in organic revenues from pricing pressures in conjunction with loss of leverage on our fixed costs as well as higher steel prices. (See “Non-GAAP Financial Measures” section).

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

Our largest individual raw material expenditure is steel coils. Fluctuations in the prices of steel coil are generally beyond our control and have a direct impact on the financial results. We enter into agreements with large suppliers in order to lock in steel coil prices for part of our production needs. These agreements are renewed annually and partially mitigate the potential impacts of short-term steel coil price fluctuations. These arrangements allow us to purchase quantities of product within specified ranges as outlined in the agreements.

Outbound and inbound freight costs are driven by our volume of product revenues and are subject to the freight market pricing environment.

Tariffs and Trade Restrictions

Some of our products, components, and raw materials may be impacted by recent tariff announcements and restrictions on trade. On February 10, 2025, President Trump issued an executive order re-imposing 25% tariffs on steel imports from all sources under Section 232, effective March 12, 2025, ending country and product exemptions. Effective June 4, 2025, the tariffs on steel imports were increased to 50% for all countries other than the U.K. On February 20, 2026, the U.S. Supreme Court ruled that tariffs under the International Emergency Economic Powers Act (“IEEPA”) are unlawful. The Trump Administration responded by immediately revoking tariffs implemented under IEEPA and imposing a new 10% global tariff pursuant to Section 122 of the Trade Act of 1974, effective February 24, 2026 for a period of 150 days. While we cannot fully predict the impact of potential new tariffs on global trade and economic growth, we believe that our regional presence, strong customer relationships, and strategic approach to supplying raw materials for our operations positions us well to manage through these challenges. We actively monitor the regulatory environment and continue to make adjustments whenever necessary. Strategically, most of our steel comes from domestic suppliers. We plan to continue to invest in our key strategic growth objectives while closely managing our cost structure and seeking alternative sources of supply to further reduce the impact of tariffs as appropriate. See Item 1A. Risk Factors – “Changes in U.S. trade policy and the imposition of tariffs could negatively impact our business, financial condition, and results of operations” in our Annual Report on Form 10-K for the year ended on January 3, 2026 for a further discussion on risks associated with tariffs and trade restrictions.

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

Consolidated Results of Operations

For the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025

	Three Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
REVENUES
Product revenues	$178.7	$186.8	$(8.1)	(4.3)%
Service revenues	34.4	32.5	1.9	5.8%
Total revenues	$213.1	$219.3	$(6.2)	(2.8)%
Product cost of revenues	116.8	113.2	3.6	3.2%
Service cost of revenues	25.8	20.4	5.4	26.5%
Cost of revenues	$142.6	$133.6	$9.0	6.7%
GROSS PROFIT	$70.5	$85.7	$(15.2)	(17.7)%
OPERATING EXPENSES
Selling and marketing	13.8	17.2	(3.4)	(19.8)%
General and administrative	43.9	39.1	4.8	12.3%
Impairment of goodwill and intangible assets	18.3	—	18.3	100.0%
Operating Expenses	$76.0	$56.3	$19.7	35.0%
(LOSS) INCOME FROM OPERATIONS	$(5.5)	$29.4	$(34.9)	(118.7)%
Interest expense, net	(8.0)	(8.7)	0.7	(8.0)%
Other (expense) income	(0.1)	0.6	(0.7)	(116.7)%
Other Expense, Net	$(8.1)	$(8.1)	$—	—%
(LOSS) INCOME BEFORE TAXES	$(13.6)	$21.3	$(34.9)	(163.8)%
(Benefit) Provision for Income Taxes	(0.3)	6.1	(6.4)	(104.9)%
NET (LOSS) INCOME	$(13.3)	$15.2	$(28.5)	(187.5)%

Adjusted EBITDA*	$34.0	$43.6	$(9.6)	(22.0)%

	Nine Months Ended		Variance
(dollar amounts in table in millions)	October 3, 2026	September 27, 2025	$	%
REVENUES
Product revenues	$565.4	$553.4	$12.0	2.2%
Service revenues	103.9	104.5	(0.6)	(0.6)%
Total revenues	$669.3	$657.9	$11.4	1.7%
Product cost of revenues	371.1	326.5	44.6	13.7%
Service cost of revenues	72.2	70.6	1.6	2.3%
Cost of revenues	$443.3	$397.1	$46.2	11.6%
GROSS PROFIT	$226.0	$260.8	$(34.8)	(13.3)%
OPERATING EXPENSES
Selling and marketing	49.2	50.8	(1.6)	(3.1)%
General and administrative	130.3	119.3	11.0	9.2%
Impairment of goodwill and intangible assets	18.3	—	18.3	100.0%
Operating Expenses	$197.8	$170.1	$27.7	16.3%
INCOME FROM OPERATIONS	$28.2	$90.7	$(62.5)	(68.9)%
Interest expense, net	(23.5)	(28.0)	4.5	(16.1)%
Loss on extinguishment and modification of debt	(2.1)	—	(2.1)	100.0%
Other (expense) income	(0.6)	1.1	(1.7)	(154.5)%
Other Expense, Net	$(26.2)	$(26.9)	$0.7	(2.6)%
INCOME BEFORE TAXES	$2.0	$63.8	$(61.8)	(96.9)%
Provision for Income Taxes	4.4	17.1	(12.7)	(74.3)%
NET (LOSS) INCOME	$(2.4)	$46.7	$(49.1)	(105.1)%

Adjusted EBITDA*	$107.2	$131.0	$(23.8)	(18.2)%
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

Consolidated Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$178.7	$186.8	$(8.1)	(4.3)%	$10.7	$(18.8)	(10.1)%
Service revenues	34.4	32.5	1.9	5.8%	—	1.9	5.8%
Total revenues	$213.1	$219.3	$(6.2)	(2.8)%	$10.7	$(16.9)	(7.7)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$565.4	$553.4	$12.0	2.2%	$48.0	$(36.0)	(6.5)%
Service revenues	103.9	104.5	(0.6)	(0.6)%	—	(0.6)	(0.6)%
Total revenues	$669.3	$657.9	$11.4	1.7%	$48.0	$(36.6)	(5.6)%

Total revenue decreased by $6.2 or 2.8% and increased by $11.4 or 1.7% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. The decrease in the three month period was primarily attributable to the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn, which was not fully offset by $10.7 in inorganic revenues from the Kiwi II acquisition. The increase in the nine month period is primarily attributable to inorganic revenues of $48.0 from the Kiwi II Acquisition, which more than offset the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

The following tables and discussion compare Janus’s sales by sales channel:

(dollar amounts in millions)	Three Months Ended				Variance
Consolidated	October 3, 2026	% of Total Sales	September 27, 2025	% of Total Sales	$	%
Self-storage - new construction	$95.7	44.9%	$97.3	44.4%	$(1.6)	(1.6)%
Self-storage - R3	51.2	24.0%	57.3	26.1%	(6.1)	(10.6)%
Total self-storage	146.9	68.9%	154.6	70.5%	(7.7)	(5.0)%

Commercial and other	66.2	31.1%	64.7	29.5%	1.5	2.3%
Total revenues	$213.1	100.0%	$219.3	100.0%	$(6.2)	(2.8)%

(dollar amounts in millions)	Nine Months Ended				Variance
Consolidated	October 3, 2026	% of Total Sales	September 27, 2025	% of Total Sales	$	%
Self-storage - new construction	$305.2	45.6%	$274.9	41.8%	$30.3	11.0%
Self-storage - R3	167.6	25.0%	169.9	25.8%	(2.3)	(1.4)%
Total self-storage	472.8	70.6%	444.8	67.6%	28.0	6.3%

Commercial and other	196.5	29.4%	213.1	32.4%	(16.6)	(7.8)%
Total revenues	$669.3	100.0%	$657.9	100.0%	$11.4	1.7%

New construction revenues decreased by $1.6 or 1.6% and increased by $30.3 or 11.0% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. The decrease in the three month period ended October 3, 2026 is primarily attributable to the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, which was mostly offset by $10.7 related to inorganic revenue from the Kiwi II Acquisition. The increase in the nine month period ended October 3, 2026 is primarily attributable to $48.0 related to inorganic revenue from the Kiwi II Acquisition, which more than offset volume declines in the core business.

R3 revenues decreased by $6.1 or 10.6% and by $2.3 or 1.4% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025 driven by decreases in door replacements and redevelopment activity, as well as decreases in conversion and expansion activity as a result of elevated interest rates and higher input costs.

Commercial and other revenues increased by $1.5 or 2.3% and decreased by $16.6 or 7.8% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. The increase in the three month period was driven by freight terminal activity. The decrease in the nine month period was driven by continued softness in demand for commercial sheet doors partially offset by strength in rolling steel.

Consolidated Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$116.8	$113.2	$3.6	3.2%	$9.9	$(6.3)	(5.6)%
Service cost of revenues	25.8	20.4	5.4	26.5%	—	5.4	26.5%
Cost of revenues	$142.6	$133.6	$9.0	6.7%	$9.9	$(0.9)	(0.7)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$371.1	$326.5	$44.6	13.7%	$40.3	$4.3	1.3%
Service cost of revenues	72.2	70.6	1.6	2.3%	—	1.6	2.3%
Cost of revenues	$443.3	$397.1	$46.2	11.6%	$40.3	$5.9	1.5%

Total cost of revenues increased by $9.0 or 6.7% and by $46.2 or 11.6% for the three and nine month periods ended October 3, 2026, respectively, compared to the three and nine month periods ended September 27, 2025. The increases in product cost of revenues for the three and nine month periods were primarily attributable to the Kiwi II acquisition as well as higher steel prices and freight costs, which were partially offset by declines in volume in our organic business. The increases in service cost of revenues for the three and nine month periods ended October 3, 2026 were generally aligned with the change in service revenues.

Operating Expenses - Selling and marketing

Selling and marketing expense decreased $3.4 or 19.8% and $1.6 or 3.1% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The decreases for the three and nine month periods were primarily attributable to decreases in employee related costs and other cost containment measures from our ongoing restructuring initiatives.

Operating Expenses - General and administrative

General and administrative expenses increased $4.8 or 12.3% and $11.0 or 9.2% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The increases for the three and nine month periods were primarily attributable to non-cash amortization expense related to the Kiwi II Acquisition and the shortened lives of certain intangible assets along with increased facility costs, which were partially offset by decreases in employee related costs within the organic business from our ongoing restructuring initiatives.

Goodwill and Intangible Asset Impairment

Due to the decline in overall operating results to date, unfavorable changes in forecasted results, and other macroeconomic factors, we recognized non-cash impairment charges on goodwill related to our BETCO and Kiwi II reporting units of approximately $12.4 and approximately $5.9 on our indefinite-lived tradenames related to our DBCI and ACT businesses for the three and nine month periods ended October 3, 2026.

Interest Expense, net

Interest expense, net decreased $0.7 or 8.0% and $4.5 or 16.1% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively, primarily due to a lower overall interest rate from the 2026 Repricing Amendment and a voluntary repayment of principal on our First Lien Term Loan, which was partially offset by earning less interest income as a function of holding a lower cash and cash equivalents balance.

Income Taxes

Income tax expense decreased by $6.4 or 104.9% and by $12.7 or 74.3% for the three and nine month periods ended October 3, 2026. The changes for both periods are primarily attributable to the decrease in income before taxes.

Net (Loss) Income

The $28.5 or 187.5% and $49.1 or 105.1% change in net loss for the three and nine month periods ended October 3, 2026 as compared to net income in the three and nine month periods ended September 27, 2025, respectively, is primarily attributable to declines in organic revenues along with increases in cost of revenues and operating expenses, as well as $18.3 in non-cash impairment for the three and nine month periods ended October 3, 2026.

Adjusted EBITDA

Adjusted EBITDA decreased $9.6 or 22.0% and $23.8 or 18.2% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, primarily attributable to the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

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

Results of Operations - Janus North America

For the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025

	Three Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
REVENUES
Product revenues	$149.4	$159.5	$(10.1)	(6.3)%
Service revenues	34.0	32.3	1.7	5.3%
Total revenues	$183.4	$191.8	$(8.4)	(4.4)%
Product cost of revenues	95.3	93.1	2.2	2.4%
Service cost of revenues	25.6	20.4	5.2	25.5%
Cost of revenues	$120.9	$113.5	$7.4	6.5%
GROSS PROFIT	$62.5	$78.3	$(15.8)	(20.2)%
OPERATING EXPENSES
Selling and marketing	12.4	15.9	(3.5)	(22.0)%
General and administrative	40.2	34.6	5.6	16.2%
Impairment of goodwill and intangible assets	18.3	—	18.3	—%
Operating Expenses	$70.9	$50.5	$20.4	40.4%
(LOSS) INCOME FROM OPERATIONS	$(8.4)	$27.8	$(36.2)	(130.2)%

Adjusted EBITDA*	$30.0	$40.9	$(10.9)	(26.7)%

	Nine Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
REVENUES
Product revenues	$479.3	$478.7	$0.6	0.1%
Service revenues	102.9	104.1	(1.2)	(1.2)%
Total revenues	$582.2	$582.8	$(0.6)	(0.1)%
Product cost of revenues	305.9	271.4	34.5	12.7%
Service cost of revenues	71.8	70.4	1.4	2.0%
Cost of revenues	$377.7	$341.8	$35.9	10.5%
GROSS PROFIT	$204.5	$241.0	$(36.5)	(15.1)%
OPERATING EXPENSES
Selling and marketing	45.2	47.1	(1.9)	(4.0)%
General and administrative	119.9	107.8	12.1	11.2%
Impairment of goodwill and intangible assets	18.3	—	18.3	—%
Operating Expenses	$183.4	$154.9	$28.5	18.4%
INCOME FROM OPERATIONS	$21.1	$86.1	$(65.0)	(75.5)%

Adjusted EBITDA*	$97.9	$122.6	$(24.7)	(20.1)%
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

Janus North America Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$149.4	$159.5	$(10.1)	(6.3)%	$10.7	$(20.8)	(13.0)%
Service revenues	34.0	32.3	1.7	5.3%	—	$1.7	5.3%
Total revenues	$183.4	$191.8	$(8.4)	(4.4)%	$10.7	$(19.1)	(10.0)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Revenue	Organic Growth	Organic Growth %
Product revenues	$479.3	$478.7	$0.6	0.1%	$48.0	$(47.4)	(9.9)%
Service revenues	102.9	104.1	(1.2)	(1.2)%	—	$(1.2)	(1.2)%
Total revenues	$582.2	$582.8	$(0.6)	(0.1)%	$48.0	$(48.6)	(8.3)%

Total revenue decreased by $8.4 or 4.4% and $0.6 or 0.1% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The decrease in product revenues for the three month period was primarily attributable to the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn, which was not fully offset by $10.7 in inorganic revenues from the Kiwi II acquisition. The increase in product revenues for the nine month period is primarily attributable to inorganic revenues of $48.0 from the Kiwi II Acquisition, which more than offset the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

The following tables and discussion compare Janus North America revenues by sales channel.

	Three Months Ended				Variance
(dollar amounts in millions)	October 3, 2026	% of Total Sales	September 27, 2025	% of Total Sales	$	%
Self-storage - new construction	$66.9	36.5%	$72.3	37.7%	$(5.4)	(7.5)%
Self-storage - R3	50.0	27.3%	54.0	28.2%	(4.0)	(7.4)%
Total self-storage	116.9	63.7%	126.3	65.8%	(9.4)	(7.4)%

Commercial and Other	66.5	36.3%	65.5	34.2%	1.0	1.5%
Total	$183.4	100.0%	$191.8	100.0%	$(8.4)	(4.4)%

	Nine Months Ended				Variance
(dollar amounts in millions)	October 3, 2026	% of Total Sales	September 27, 2025	% of Total Sales	$	%
Self-storage - new construction	$222.5	38.2%	$204.9	35.2%	$17.6	8.6%
Self-storage - R3	161.9	27.8%	162.0	27.8%	(0.1)	(0.1)%
Total self-storage	384.4	66.0%	366.9	63.0%	17.5	4.8%

Commercial and Other	197.8	34.0%	215.9	37.0%	(18.1)	(8.4)%
Total	$582.2	100.0%	$582.8	100.0%	$(0.6)	(0.1)%

New construction sales decreased by $5.4 or 7.5% and increased by $17.6 or 8.6% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The decrease in the three month period ended October 3, 2026 is primarily attributable to the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, which was not fully offset by $10.7 related to inorganic revenue from the Kiwi II Acquisition. The increase in the nine month period ended October 3, 2026 is primarily attributable to $48.0 related to inorganic revenue from the Kiwi II Acquisition, which more than offset volume declines in the core business.

R3 sales decreased by $4.0 or 7.4% and by $0.1 or 0.1% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. The R3 sales decrease was driven by decreases in door replacements and redevelopment activity, as well as decreases in conversion and expansion activity as a result of elevated interest rates and higher input costs.

Commercial and other sales increased by $1.0 or 1.5% and decreased by $18.1 or 8.4% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The increase in the three month period was driven by freight terminal activity. The decrease in the nine month period was driven by continued softness in demand for commercial sheet doors partially offset by strength in rolling steel.

Janus North America Cost of Revenues

	Three Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$95.3	$93.1	$2.2	2.4%	$9.9	$(7.7)	(8.3)%
Service cost of revenues	25.6	20.4	5.2	25.5%	—	5.2	25.5%
Cost of revenues	$120.9	$113.5	$7.4	6.5%	$9.9	$(2.5)	(2.2)%

	Nine Months Ended		Variance		Variance Breakdown
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%	Acquisition Cost of Revenues	Organic Growth	Organic Growth %
Product cost of revenues	$305.9	$271.4	$34.5	12.7%	$40.3	$(5.8)	(2.1)%
Service cost of revenues	71.8	70.4	1.4	2.0%	—	1.4	2.0%
Cost of revenues	$377.7	$341.8	$35.9	10.5%	$40.3	$(4.4)	(1.3)%

The $7.4 or 6.5% and $35.9 or 10.5% increase in cost of revenues for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively, were primarily attributable to the Kiwi II acquisition as well as higher steel prices and freight costs, which were partially offset by declines in volume in our organic business. The $5.2 and $1.4 increases in service cost of revenues for the three and nine month periods ended October 3, 2026 were generally aligned with the change in service revenues.

Operating Expenses - Selling and marketing

Selling and marketing expenses decreased $3.5 or 22.0% and $1.9 or 4.0% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The decreases for the three and nine month periods were primarily attributable to decreases in employee related costs and other cost containment measures from our ongoing restructuring initiatives.

Operating Expenses - General and administrative

General and administrative expenses increased $5.6 or 16.2% and $12.1 or 11.2% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The increases for the three and nine month periods were primarily attributable to non-cash amortization expense related to the Kiwi II Acquisition and increased facility costs which were partially offset by decreases in employee related costs from the organic business from our ongoing restructuring initiatives.

Goodwill and Intangible Asset Impairment

Due to the decline in overall operating results to date, unfavorable changes in forecasted results, and other macroeconomic factors, we recognized non-cash impairment charges on goodwill related to our BETCO and Kiwi II reporting units of approximately $12.4 and approximately $5.9 on our indefinite-lived tradenames related to our DBCI and ACT businesses for the three and nine month periods ended October 3, 2026.

(Loss) Income from Operations

(Loss) income from operations decreased by $36.2 or 130.2% and by $65.0 or 75.5% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. These decreases were primarily attributable to declines in gross margins as well as increases in operating expenses and $18.3 in non-cash impairment for the three and nine month periods ended October 3, 2026.

Adjusted EBITDA

Adjusted EBITDA decreased by $10.9 or 26.7% and by $24.7 or 20.1% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, primarily attributable to the continuation of organic volume declines associated with uncertainty in the macroeconomic environment, sustained elevated interest rates, along with lower housing churn.

Results of Operations - Janus International - For the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025:

	Three Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
REVENUE
Product revenues	$29.6	$28.1	$1.5	5.3%
Service revenues	0.4	0.2	0.2	100.0%
Total revenues	$30.0	$28.3	$1.7	6.0%
Product cost of revenues	21.8	20.8	1.0	4.8%
Service cost of revenues	0.2	0.1	0.1	100.0%
Cost of revenues	$22.0	$20.9	$1.1	5.3%
GROSS PROFIT	$8.0	$7.4	$0.6	8.1%
OPERATING EXPENSES
Selling and marketing	1.4	1.4	—	—%
General and administrative	3.7	4.5	(0.8)	(17.8)%
Operating Expenses	$5.1	$5.9	$(0.8)	(13.6)%
INCOME FROM OPERATIONS	$2.9	$1.5	$1.4	93.3%

Adjusted EBITDA*	$4.0	$2.7	$1.3	48.1%

	Nine Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
REVENUE
Product revenues	$87.4	$77.5	$9.9	12.8%
Service revenues	1.0	0.4	0.6	150.0%
Total revenues	$88.4	$77.9	$10.5	13.5%
Product cost of revenues	66.5	57.9	8.6	14.9%
Service cost of revenues	0.4	0.2	0.2	100.0%
Cost of revenues	$66.9	$58.1	$8.8	15.1%
GROSS PROFIT	$21.5	$19.8	$1.7	8.6%
OPERATING EXPENSES
Selling and marketing	4.0	3.7	0.3	8.1%
General and administrative	10.4	11.5	(1.1)	(9.6)%
Operating Expenses	$14.4	$15.2	$(0.8)	(5.3)%
INCOME FROM OPERATIONS	$7.1	$4.6	$2.5	54.3%

Adjusted EBITDA*	$9.3	$8.4	$0.9	10.7%
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

Janus International Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
Product revenues	$29.6	$28.1	$1.5	5.3%
Service revenues	0.4	0.2	0.2	100.0%
Total revenues	$30.0	$28.3	$1.7	6.0%

	Nine Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
Product revenues	$87.4	$77.5	$9.9	12.8%
Service revenues	1.0	0.4	0.6	150.0%
Total revenues	$88.4	$77.9	$10.5	13.5%

Revenues increased $1.7 or 6.0% and $10.5 or 13.5% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. These increases are due to an increase in volume as well as favorable currency activity compared to the prior year.

The following table illustrates the revenues by sales channel for the three and nine month periods ended October 3, 2026 and September 27, 2025.

	Three Months Ended				Variance
(dollar amounts in millions)	October 3, 2026	% of Total Sales	September 27, 2025	% of Total Sales	$	%
Self-storage - new construction	$28.8	96.0%	$25.0	88.3%	$3.8	15.2%
Self-storage - R3	1.2	4.0%	3.3	11.7%	(2.1)	(63.6)%
Total	$30.0	100.0%	$28.3	100.0%	$1.7	6.0%

	Nine Months Ended				Variance
(dollar amounts in millions)	October 3, 2026	% of Total Sales	September 27, 2025	% of Total Sales	$	%
Self-storage - new construction	$82.7	93.6%	$70.0	89.9%	$12.7	18.1%
Self-storage - R3	5.7	6.4%	7.9	10.1%	(2.2)	(27.8)%
Total	$88.4	100.0%	$77.9	100.0%	$10.5	13.5%

New construction sales increased by $3.8 or 15.2% and $12.7 or 18.1% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. These increases are due to increased volume as compared to prior year.

R3 sales decreased by $2.1 or 63.6% and by $2.2 or 27.8% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively.

Janus International Cost of Revenues

	Three Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
Product cost of revenues	$21.8	$20.8	$1.0	4.8%
Service cost of revenues	0.2	0.1	0.1	100.0%
Cost of revenues	$22.0	$20.9	$1.1	5.3%

	Nine Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
Product cost of revenues	$66.5	$57.9	$8.6	14.9%
Service cost of revenues	0.4	0.2	0.2	—%
Cost of revenues	$66.9	$58.1	$8.8	15.1%

Cost of revenues increased by $1.1 or 5.3% and $8.8 or 15.1% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025, respectively. The change in cost of revenues is driven by the aforementioned changes in revenue.

Operating Expenses - General and administrative

General and administrative expenses decreased $0.8 or 17.8% and $1.1 or 9.6% for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. This is primarily attributable to decreases in employee related costs from our previous restructuring initiatives.

Income from Operations

Income from operations increased from $1.5 to $2.9 and from $4.6 to $7.1 for the three and nine month periods ended October 3, 2026 compared to the three and nine month periods ended September 27, 2025. The increase for the periods is primarily attributable to an increase in sales volume.

Results of Operations - Eliminations

Eliminations include transactions to account for intercompany activity. The eliminations necessary to arrive at consolidated financial information activity for the three and nine month periods ended October 3, 2026 and September 27, 2025 are as follows:

Revenues

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
North America segment revenues before eliminations	$183.4	$191.8	$582.2	$582.8
International segment revenues before eliminations	30.0	28.3	88.4	77.9
Intersegment eliminations	(0.3)	(0.8)	(1.3)	(2.8)
Consolidated total revenues	$213.1	$219.3	$669.3	$657.9

Cost of revenues

	Three Months Ended		Nine Months Ended
(dollar amounts in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
North America segment cost of revenues before eliminations	$120.9	$113.5	$377.7	$341.8
International segment cost of revenues before eliminations	22.0	20.9	66.9	58.1
Intersegment eliminations	(0.3)	(0.8)	(1.3)	(2.8)
Consolidated total cost of revenues	$142.6	$133.6	$443.3	$397.1

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

Debt Profile

(dollar amounts in millions)	Principal Amount	Modification Date	Maturity Date	Interest Rate	Net Carrying Value
					October 3, 2026	January 3, 2026
Notes payable - First Lien	$600.0	August 3, 2023(1)	August 3, 2030	5.75% (2)	$518.2	$551.0
Finance leases					1.1	2.2
Total principal debt					$519.3	$553.2
Less: unamortized deferred financing fees					5.1	7.5
Less: current portion of long-term debt					6.0	6.9
Long-term debt, net of current portion					$508.2	$538.8
(1)Represents the modified issuance date for the First Lien Credit and Guarantee Agreement, originally dated as of February 12, 2018 (as amended to date, the “First Lien Term Loan”). Subsequent to the original issuance of the First Lien Term Loan, we have amended the First Lien Term Loan on a number of occasions, including most recently on February 2, 2026 when we completed a repricing pursuant to the 2026 Repricing Amendment described below.
(2)The interest rate on the 2026 Repricing Amendment as of October 3, 2026, was 5.75%, which is a variable rate based on Adjusted Term SOFR plus an applicable margin percent of 2.00%.

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

During the three month period ended October 3, 2026, we made a voluntary prepayment of $30.0 on the First Lien Term Loan. We used cash on hand to make the voluntary prepayment.

Line of Credit - We maintain a $125.0 revolving credit facility, pursuant to an ABL Credit and Guarantee Agreement (the “2023 LOC Agreement”). Interest payments with respect to the 2023 LOC Agreement are due in arrears. The maturity date is August 3, 2028. The revolving credit facility bears interest at a floating rate per annum consisting of the SOFR rate plus an applicable margin percent based on excess availability and a 10 basis points flat CSA. There was no outstanding balance on the line of credit as of October 3, 2026. As of October 3, 2026, the interest rate in effect for the facility was 5.35%. The line of credit is secured by accounts receivable and inventories. See Note 9 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion.

As of October 3, 2026, we were compliant with our covenants under the agreements governing our outstanding indebtedness.

As of October 3, 2026 and January 3, 2026, we maintained one letter of credit totaling approximately $0.5 and $0.4, respectively on which there were no balances due. The amount available on the line of credit as of October 3, 2026 and January 3, 2026 was approximately $73.8 and $66.1, respectively.

Statement of Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the Unaudited Condensed Consolidated Statements of Cash Flows in the Unaudited Condensed Consolidated Financial Statements.

Nine month period ended October 3, 2026 compared to the nine month period ended September 27, 2025:

	Nine Months Ended		Variance
(dollar amounts in millions)	October 3, 2026	September 27, 2025	$	%
Net cash provided by operating activities	$94.6	$114.7	(20.1)	(17.5)%
Net cash used in investing activities	(108.9)	(20.0)	(88.9)	NM
Net cash used in financing activities	(80.0)	(65.6)	(14.4)	22.0%
Effect of foreign currency rate changes on cash	(0.2)	0.5	(0.7)	(140.0)%
Net (decrease) increase in cash	$(94.5)	$29.6	$(124.1)	NM

Net cash provided by operating activities

Net cash provided by operating activities decreased by $20.1, or 17.5%, to $94.6 for the nine month period ended October 3, 2026, compared to $114.7 for the nine month period ended September 27, 2025. This was primarily driven a $27.7 decrease in net income adjusted for non-cash items, offset by a $7.7 increase in net cash activity from net working capital improvements.

Net cash used in investing activities

Net cash used in investing activities increased by $88.9 for the nine month period ended October 3, 2026, compared to the nine month period ended September 27, 2025. This increase was primarily due to the Kiwi II Acquisition, which resulted in $98.9 of cash outflows during the nine month period ended October 3, 2026.

Net cash used in financing activities

Net cash used in financing activities increased by $14.4 or 22.0% for the nine month period ended October 3, 2026, compared to the nine month period ended September 27, 2025. This was driven by an increase in share repurchases of $42.5 as compared to $15.9 in the prior nine month period, which was offset by a $30.0 early debt repayment in the nine month period ended October 3, 2026 compared to the $40.0 early debt repayment during the nine month period ended September 27, 2025.

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

The following tables present a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended				Variance
(dollar amounts in millions)	October 3, 2026	Margin(1)	September 27, 2025	Margin(1)	$	%
Net (Loss) Income	$(13.3)	(6.2)%	$15.2	6.9%	$(28.5)	(187.5)%
Interest, net	8.0		8.7		(0.7)	(8.0)%
Income taxes	(0.3)		6.1		(6.4)	(104.9)%
Depreciation	3.6		3.2		0.4	12.5%
Amortization	15.1		8.3		6.8	81.9%
EBITDA*	$13.1	6.1%	$41.5	18.9%	$(28.4)	(68.4)%
Restructuring charges(2)	1.3		1.1		0.2	18.2%
Acquisition expense(3)	1.0		0.9		0.1	11.1%
Impairment of goodwill and intangible assets(4)	18.3		—		18.3	—%
Other	0.3		0.1		0.2	200.0%
Adjusted EBITDA*	$34.0	16.0%	$43.6	19.9%	$(9.6)	(22.0)%

	Nine Months Ended				Variance
(dollar amounts in millions)	October 3, 2026	Margin(1)	September 27, 2025	Margin(1)	$	%
Net (Loss) Income	$(2.4)	(0.4)%	$46.7	7.1%	$(49.1)	(105.1)%
Interest, net	23.5		28.0		(4.5)	(16.1)%
Income taxes	4.4		17.1		(12.7)	(74.3)%
Depreciation	10.8		9.1		1.7	18.7%
Amortization	39.1		24.8		14.3	57.7%
EBITDA*	$75.4	11.3%	$125.7	19.1%	$(50.3)	(40.0)%
Restructuring charges(2)	5.5		2.3		3.2	139.1%
Acquisition expense(3)	5.2		2.6		2.6	100.0%
Impairment of goodwill and intangible assets(4)	18.3		—		18.3	—%
Loss on extinguishment and modification of debt(5)	2.1		—		2.1	—%
Other	0.7		0.4		0.3	75.0%
Adjusted EBITDA*	$107.2	16.0%	$131.0	19.9%	$(23.8)	(18.2)%
(1)Net Income Margin, EBITDA Margin, and Adjusted EBITDA Margin are defined as Net (Loss) Income divided by revenue, EBITDA divided by total revenue, and Adjusted EBITDA divided by total revenue, respectively.
(2)Restructuring charges consist of the following: 1) facility relocations, 2) severance and hiring costs associated with our strategic transformation, including leadership team changes, and 3) strategic business assessment and transformation projects.
(3)Expenses related to various professional fees, acquisition related compensation, and various acquisition related activities.
(4)Impairment consists of the write down of goodwill at our BETCO and Kiwi II reporting units and write down of certain indefinite-lived tradenames.
(5)Adjustment for loss on extinguishment and modification of debt regarding the write off of unamortized fees and third-party fees as a result of the debt modification completed in February 2026.
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

Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of October 3, 2026, our outlook and current debt ratings are as follows:

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

Contractual Obligations

Summarized below are our contractual obligations as of October 3, 2026 and their expected impact on our liquidity and cash flows in future periods:

(dollar amounts in millions)	Total	2026	2027-2028	2029-2030	Thereafter
Debt obligations	$518.2	$1.4	$11.0	$505.8	$—
Finance lease obligations	1.1	0.1	0.8	0.1	0.1
Unconditional purchase obligations	15.9	11.1	4.8	—	—
Operating lease obligations	77.4	2.1	15.6	12.8	46.9
Total	$612.6	$14.7	$32.2	$518.7	$47.0

Debt obligations are presented for the principal balance and include the First Lien Term Loan payments. The First Lien Term Loan has a maturity date of August 3, 2030. (See Note 10, Long-Term Debt, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion).

Finance lease obligations include future payments related to finance leases. Operating lease obligations consist of future payments related to operating lease liabilities for real and personal property leases with various lease expiration dates. The amount included in the “Thereafter” column is primarily comprised of thirteen real property leases with expiration dates ranging from 2031–2044. Finance and operating lease obligations are presented net of imputed interest. (See Note 5, Leases, to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of future lease payments).

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

The table above does not include $3.5 in estimated warranty liabilities because it is not certain when or if these liabilities will be funded.

In addition to the contractual obligations and commitments listed and described above, we also had another commitment for which we are contingently liable as of October 3, 2026 and January 3, 2026 consisting of an outstanding letter of credit of $0.5 and $0.4, respectively.

Other Matters

Tariffs and Trade Restrictions

Some of our products may be impacted by recent tariff announcements and restrictions on trade. While we cannot predict the impact of potential new tariffs on global trade and economic growth, our regional presence, strong customer relationships, and strategic approach to supplying raw materials for our operations position us well to manage through these challenges. We actively monitor the regulatory environment and continue to make adjustments whenever necessary. Strategically, most of our steel comes from domestic suppliers. We plan to continue to invest in our key strategic growth objectives while closely managing our cost structure and seeking alternative sources of supply to further reduce the impact of tariffs as appropriate.

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

Goodwill and Indefinite-Life Intangible Impairment

We test goodwill and indefinite lived intangibles for impairment on an annual basis and between annual tests if an event occurs or circumstances change (a “triggering event”) that would more likely than not reduce the fair value of a reporting unit below its carrying value. We considered the decline in overall operating results to date, unfavorable changes in forecasted results, and other macroeconomic factors as indicators that an impairment loss may have occurred. Therefore, we performed an interim quantitative impairment assessment using a combination of the discounted cash flow method and guideline public company method as of October 3, 2026, for each of our reporting units, as well as our indefinite-lived intangible assets using the relief-from-royalty method. We applied our best estimates for assumptions regarding future revenues, anticipated margins, discount rates, and long-term growth rates to estimate the fair value of our reporting units.

Based on the results of this assessment, the estimated fair value of our BETCO and Kiwi II reporting units were determined to be less than their respective carrying values. As such, we recognized goodwill impairment charges of $5.0 to our BETCO reporting unit and $7.4 to our Kiwi II reporting unit during the three and nine month periods ended October 3, 2026. Following the impairment, the carrying value of goodwill associated with our BETCO and Kiwi II reporting units were $17.7 and $37.0, respectively. We also determined that our DBCI and ACT tradename indefinite-lived intangible asset fair values were determined to be less than their respective carrying values. As such, we recognized impairment charges of $5.9 on our DBCI and ACT tradenames. Following the impairment, the carrying value of our DBCI tradename was $4.1 and our ACT tradename had a carrying value of zero.

We identified two reporting units’ goodwill balances for which the fair values were not substantially in excess of their carrying value. Our Janus Core reporting unit had a fair value in excess of its carrying value of $257.3, by 18.0%. Our TMC reporting unit had a fair value in excess of its carrying value of $53.9, by 18.1%. We identified one tradename for which the fair value was not substantially in excess of its carrying value. Our Janus Core tradename had a fair value in excess of its carrying value of $66.8, by 12.3%.

Recently Issued Accounting Standards

See Note 2 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day-to-day operations. Since January 3, 2026, there have been no material changes in exposures to market risk. For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of certain members of management (collectively “the management team”) evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred, and could incur, asset impairment charges for goodwill, intangible assets, or other long-lived assets.

We have a significant amount of goodwill, intangible assets, and other long-lived assets. We test goodwill and indefinite lived intangibles for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Long-lived assets, identifiable intangible assets, and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, general economic conditions, future acquisitions, legal factors, operating performance indicators, potential performance below expectations, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance have resulted in, and may in the future result in, the identification of an impaired asset and a noncash impairment charge, which could be material.

For example, we recognized goodwill impairment charges of $5.0 to our BETCO reporting unit and $7.4 to our Kiwi II reporting unit during the three and nine month periods ended October 3, 2026. Following the impairment, the carrying value of goodwill associated with our BETCO and Kiwi II reporting units were $17.7 and $37.0, respectively. We also determined that our DBCI and ACT tradename indefinite-lived intangible asset fair values were determined to be less than their respective carrying values. As such, we recognized impairment charges of $5.9 on our DBCI and ACT tradenames. Following the impairment, the carrying value of our DBCI tradename was $4.1 and our ACT tradename had a carrying value of zero. See Note 7 to our Unaudited Condensed Consolidated Financial Statements in this Form 10-Q and Note 7 to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 for further discussion. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the nine month period ended October 3, 2026:

(amounts in millions, except share and per share data)	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under program
January 4, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - April 4, 2026	2,862,680	5.43	2,862,680	65.0
April 5, 2026 - May 2, 2026	—	—	—	—
May 3, 2026 - May 30, 2026	175,167	5.04	3,037,847	64.1
May 31, 2026 - July 4, 2026	191,929	5.21	3,229,776	63.1
July 5, 2026 - July 31, 2026	—	—	—	—
August 1, 2026 - August 29, 2026	2,664,193	5.10	5,893,969	49.5
August 30, 2026 - October 3, 2026	2,313,466	4.96	8,207,435	38.1
Total	8,207,435	$5.18	8,207,435	$38.1
(1)On February 28, 2024, we announced that the Board of Directors authorized a share repurchase program, pursuant to which we are authorized to purchase up to $100.0 of our common stock. On May 15, 2025, we announced that the Board of Directors increased the share repurchase program authorization by an additional $75.0 of our common stock. The repurchase authorization does not have an expiration date and may be terminated by our Board of Directors at any time. There were 8,207,435 shares repurchased as part of our publicly announced share repurchase program during the nine month period ended October 3, 2026.
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

During the three month period ended October 3, 2026, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) “adopted, terminated, or modified a Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

Date:	November 10, 2026	By:	/s/ Anselm Wong
		Name:	Anselm Wong
		Title:	Chief Financial Officer